Form 10KSB
period 1999-12-31
ADVANCED BIOTHERAPY CONCEPTS INC
filed 2000-04-11
CIK 791833

=====================================================================

                            FORM 10-KSB

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549

[  x  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended - December 31, 1999

          OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from

                  Commission file number 0-26323

                 ADVANCED BIOTHERAPY CONCEPTS, INC.
       (Exact name of registrant as specified in its charter)

Nevada                                  95-4066865
State or other jurisdiction of          (IRS Employer
incorporation or organization)          Identification No.)

                   6355 Topanga Canyon Boulevard
                             Suite 510
                 Woodland Hills, California   91367
   (Address of principal executive offices, including zip code.)

                           (818) 883-3956
        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
     None

Securities registered pursuant to Section 12(g) of the Act:
     Common Stock

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. YES [  X  ]   NO [    ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.   [    ]

State Issuer's revenues for its most recent fiscal year.
     December 31, 1999:  $-0-

=====================================================================

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and ask price of such stock on was $40,045,888.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
     March 31, 2000 - 39,398,265 shares of Common Stock

Documents Incorporated by Reference

1. Form 10SB Registration Statement (SEC File #000-26323) and all amendments thereto, which was filed with the Securities and Exchange Commission and all exhibits thereto.

2. All reports filed with the Securities and Exchange Commision subsequent to June 10, 1999.

Transitional Small Business Issuer Format
     YES [    ]   NO [  x  ]

                               PART I

ITEM 1.   BUSINESS.

General

     Advanced Biotherapy Concepts, Inc. (the "Company") is a biotechnology company whose efforts are directed at the development of treatments for diseases related to immune system deficiencies.

     The Company is currently developing a family of treatments collectively referred to as AGT-1. The Company believes that AGT-1 (also referred to as the Company's products) will remove, inhibit or neutralize certain interferon's (IFN'S) and cytokines, tumor necrosis factor, HLA class II antigens, IgE, and other pathological factors and/or their receptors, as well as neutralizing, removing or inhibiting autoantibodies, including antibodies to target cells, CD4 and DNA. Interferon's and cytokines are soluble components of the immune system that are largely responsible for regulating the immune response. When overproduced, as in certain autoimmune diseases, interferons and cytokines can lead to immune system disturbance and inflammation.

     Prior to marketing AGT-1, the Company must obtain regulatory approval from the United States Food and Drug Administration ("FDA") and Environmental Protection Agency ("EPA"). The Company is not sufficiently funded to allow it to complete the product development process, obtain FDA approval, and marketing AGT-1. However, the Company will seek additional financing through the private sale of restricted securities to investors, enter into joint ventures or licensing or similar arrangements with large pharmaceutical companies to provide the funding necessary for additional activities. There can be no assurance that the Company will enter into any such arrangements, obtain the appropriate regulatory approvals, or develop, manufacture, market, or distribute commercially viable products.

     To date, the Company's activities have consisted primarily of research, development and human clinical testing. Such activities have resulted in accumulated losses at December 31, 1999. The Company anticipates that it will incur substantial losses in the foreseeable future as a result of its continued product development. There are no assurances that the Company will be successful in completing its product development receive FDA approval, implement manufacturing operations and commercially market AGT-1.

Business Objective

     The specific goal of the Company's business is to successfully develop, clinically test and obtain FDA approval of its products for AGT-1.

GLOSSARY OF TERMS

Antibody A protein in the blood that is generated by B-lymphocytes or plasma cells in reaction to foreign proteins or antigens. Antibodies neutralize antigens and may result in immunity to the antigens.

Antigen A substance (usually foreign) that induces the formation of antibodies.

Auto-immune disease      A disease in which the body produces an
                         immune response to some constituent of its own tissue. Such diseases include multiple sclerosis, rheumatoid arthritis, insulin dependent diabetes, systemic lupus erythematosus, and AIDS.


Cytokine A soluble substance produced by cells to communicate with other cells. These include colony-stimulating factors, interferons, interleukins, and tumor necrosis factors. Also referred to as soluble mediators.

Fully Human antibody     An antibody produced by generating human
                         antibodies with fully human protein sequences using genetically engineered strains of mice in which mouse antibody gene expression is suppressed and functionally replaced with human antibody gene expression, while leaving intact the rest of the mouse immune system.

Ig (immunoglobulin)      (IgA, IgD, IgE, IgG, and IgM) A group of
                         serum proteins representing antibodies.  See
                         Antibody.

Immune response          The events that occur in humans and other
                         vertebrate animals when the body is invaded by foreign protein. It is characterized by the production of antibodies and may be stimulated by an infectious organism or parasite (bacteria, yeast, fungi, protozoa, etc.), transplanted material, vaccine, sperm or even the host's own tissue.

Immunegenecity           The study of genetic aspects of the type and
                         formation of immunoglobulins (antibodies).

Immune System            The cells and tissues that collectively
                         recognize and eliminate invading foreign substances like microorganisms, parasites, and tumor cells from the body.

Immunosuppressive        Something that suppresses the immune system
                         response.

Interferon-gamma         Glycoprotein induced in different cell sites
                         and appropriate stimulus.

Lymphocyte               A type of white cell arising from tissue of
                         the lymphoid systems. There are two types of lymphocytes: B cells and T cells. These cells are capable of being stimulated by an antigen to produce a specific antibody to that antigen and to proliferate to produce a population of such antibody-producing cells.

Lymphokine                    Any of a number of soluble
                              physiologically active factors produced
                              by T lymphocytes in response to specific antigens. Important in cell-mediated immunity, lymphokines include interferon, macrophage arming factor, lymphocyte inhibition factor, macrophage inhibition factor, chemotactic factor and various cytotoxic factors.

Macrophage                    A motile white cell type found in
                              vertebrate tissue, including connective
                              tissue, the spleen, lymph nodes, liver,
                              adrenal glands and pituitary, as well
                              as, in the endothelial lining of blood
                              vessels and the sinusoids of bone
                              marrow, and in the monocytes.  They
                              display phagocytic activity and process
                              antigens for presentation to
                              lymphocytes, which then prepare antigen-specific antibodies.

Pathogenic                    Descriptive of a substance or organism
                              that produces a disease.

Placebo An indifferent substance in the form of a medicine given for the suggestive effect.

Polyclonal antibody           An antibody produced in the normal
                              immune response to an antigen consisting of a number of closely related, but not identical, proteins. The variation in
                              Polyclonal antibodies reflects the facts that they are formed by a number of different lymphocytes, in contrast to monoclonal antibodies, which are formed by a clone of identical cells. Compare monoclonal antibody.

Protein Any group of complex nitrogenous organic compounds of high molecular weight that has amino acids as their basis structural units. Proteins are found in all living matter and are required for the growth and repair of tissue.

T-Cell A type of lymphocyte that matures in the thymus gland. These cells are responsible for the cellular immunity processes, such as direct cell binding to an antigen, thus destroying it. T lymphocytes also act as regulators of the immune response as helper T cells, or suppressor T cells.

Tumor Necrosis Factor (TNF)   A substance that is capable of killing
                              tumor cells and eliciting inflammatory
                              responses.   It is produced by host
                              monocytes and macrophages and is also
                              referred to as cachectin.

TECHNICAL BACKGROUND

     The following is a summary of certain theories related to the Company's product development activities that are recognized in the scientific community.

Scientific Rationale and Proposed Product Development.

     The Company's main technology platform involves the use of antibodies. An antibody is a protein that is secreted by cells in the blood and is part of the body's natural defense system against foreign invaders such as viruses or bacteria. Antibodies seek out and selectively bind to their targets, triggering such effects as neutralizing toxins and marshaling the immune system against infectious microorganisms and cancer cells. The Company's antibody treatment, AGT-l, removes or neutralizes certain interferons and cytokines. These are soluble components of the immune system that are largely responsible for regulating the immune response and inflammation. During certain autoimmune diseases (AD's), such as rheumatoid arthritis, certain interferons and cytokines are overproduced by the human body, disturbing the immune system, leading to autoimmune disease.

     In particular, IFN-a or IFN-y is known to trigger or exacerbate AD's in animals prone to AD, and in patients who have had underlying autoimmune conditions or a predisposition to them. In animal models of a number of human AD's, the administration of antibodies to IFN-a or IFN-y halted or delayed these diseases. This includes antibodies to IFN-y given to:

     1. Zealand Black and White mice known to develop a severe AD similar to SLE in humans.

     2. Lewis rats afflicted with actively induced experimental AD of the peripheral nervous system.

     3.   NOD mice, an animal model of human type I diabetes.

     4. BB/Wor rats, a diabetes-prone strain, and CBA/J mice, a strain susceptible to experimental autoimmune thyroiditis (EAT) In all cases, the anti-IFN-y antibodies suppressed or reduced the disease.

     The Company is also pursuing collaborative relationships with the biotechnology companies for the development of fully human antibodies. The importance of this development is that it will allow the Company to repeatedly treat patients over a longer period of time, the objective of which is to commercialize its treatmentization. Until now, clinical trials have been conducted with polyclonal antibodies, which are derived from animal protein. These can be given to patients for only a few days in succession.

     The Company's goal is to produce, or have produced, a series of fully human antibodies, a commercializable product. Fully human antibodies are produced by genetic engineering and will result in a product, which can be administered to patients on a long-term basis. The Company has identified several biotechnology companies that may develop and manufacture such antibodies for the Company. The availability of this technology makes it possible to produce safer and more standardized antibodies for large-scale production. It is estimated that it will take up to one year to produce such antibodies. The antibodies, however, can be produced simultaneously. The shelf life for the products developed by the Company is approximately one year.

Human Immunodeficiency

     The immune system has two principal responses in the fight against infectious attacks. The first is the production of antibodies, protein molecules that latch onto and neutralize foreign invaders such as bacteria and viruses. Antibodies are believed to coat microbes in a way that make them palatable to macrophage, scavenger cells, which destroy the invading, cells. Each type of antibody acts on only a very specific target molecule, known as an antigen. Thus, antibodies designed to attack one type of infection are often ineffective against others.

     While antibodies are effective tools in the immunological system, they cannot provide full protection against infectious attack.

Human Clinical Studies

     The Company is presently conducting human clinical studies in Russia.

     The Company intends to continue clinical studies regarding select autoimmune diseases. In doing so, it will be able to consult with experts in particular fields who have state of the art facilities and trained personnel. All such investigations will be conducted under strict confidentiality agreements and protocols that prohibit use and disclosure of the Company's products and prohibit publication of findings without the consent of the Company.

      The amount spent on research and development for the fiscal year ending December 31, 1999 was $156,280 and was $137,071 for the fiscal year ending December 31, 1998.

Manufacturing

     The Company intends to out-source product manufacturing and has identified several contract manufacturers as having suitable facilities for manufacturing large quantities of fully human antibodies.

     The raw materials are used as base components in a number of drug products and are commercially available nationally and internationally.


     The Company has not entered into any manufacturing agreement for fully human antibodies and there is no assurance that any agreements will be entered into in the future. The contract manufacturers schedule time in their plant upon notice from the Company of needed production.

Government Regulation

     The Company's activities are subject to extensive federal, state, county and local laws and regulations controlling the development, testing, manufacture and distribution of medical treatments. Most of the Company's products will be subject to regulation as therapeutics by the United States Food and Drug Administration ("FDA"), as well as varying degrees of regulation by a number of foreign governmental agencies. To comply with the FDA regulations regarding the manufacture and marketing of the Company's products, the Company may incur substantial costs relating to laboratory and clinical testing of new products and for the preparation and filing of documents in the formats required by the FDA. There are no assurances that the Company will receive FDA approval necessary to commercially market its products and that if the Company is successful it will encounter delays in bringing its new products to market as a result of being required by the FDA to conduct and document additional investigations of product safety and effectiveness.

Federal Drug Administration Regulation

     The FDA approved process for conducting clinical trials in the United States (U.S.) consists of four steps that all new drugs, antibiotics and biologicals must follow. They are:

     1.   investigational new drug application (IND)
     2.   clinical trials
     3.   new drug application (review and approval)
     4.   post-marketing surveys

     On January 11, 1993, the FDA approved new procedures to accelerate the approval of certain new drugs and biological products directed at serious or life-threatening illnesses. These new procedures will expedite the approvals for patients suffering from terminal illness when the drugs provide a therapeutic advantage over existing treatments. The Company believes that its products will fall under the FDA guidelines for accelerated approval for drugs and biological products directed at serious and life threatening disease because the Company's products are targeted as potential treatments for rheumatism and are non-toxic.

     The Company believes that the first step in the approval process, IND approval, will take approximately 24 to 36 months. The Company will provide the FDA with the results of comprehensive human clinical trials already conducted outside the U.S. The Company anticipates filing its IND for all of its products within the next 24 months.

     Upon successful completion of the IND phase, the Company will be permitted to commence large-scale clinical trials with its substances. Clinical trials are conducted in three phases, normally involving progressively larger numbers of patients. The Company, in conjunction with its FDA consultant, will select key physicians and hospitals to actively conduct these studies. Phase I clinical trials will be concerned primarily with learning more about the safety of the drug, though they may also provide some information about the safety of the drug, though they may also provide some information about effectiveness. Phase I testing is normally performed on healthy volunteers although for drugs directed at HIV/AIDS and cancer, testing on infected people is permitted. The test subjects are paid to submit to a variety of tests to learn what happens to a drug in the human body; how it is absorbed, metabolized and excreted, what effect it has on various organs and tissues; and what side effects occur as the dosages are increased. The principal objective is to determine the drugs' toxicity. Phase I trials generally involve 20-40 people at an estimated cost of $10,000 per patient, taking six months to one year to complete. The Company has previously conducted a Phase I pilot clinical trials in the U.S. as indicated below.

     Assuming the results of Phase I testing present no toxic or unacceptable safety problems, Phase II trials may begin. In many cases Phase II trials may commence before all the Phase I trials are completely evaluated if the disease is life threatening and preliminary toxicity data in Phase I shows no toxic side effects. In life threatening disease, Phase I and Phase II trials are sometimes combined to show initial toxicity and efficacy in a shorter period of time. The primary objective of this stage of clinical testing is designed to show whether the drug is effective in treating the disease or condition for which it is intended. Phase II studies may take several months or longer and involve a few hundred patients in randomized controlled trials that also attempt to disclose short-term side effects and risks in people whose health is impaired. A number of patients with the disease or illness will receive the treatment while a control group will receive a placebo. The cost per patient is estimated at $10,000.

     At the conclusion of Phase II trials, the FDA and the Company will have a clear understanding of the short-term safety and effectiveness of the drugs and their optimal dosage levels. Phase III clinical trials will generally begin after the results of Phase II are evaluated. The objective of Phase III is to develop information that will allow the drug to be marketed and used safely. Phase III trials will involve hundreds, and sometimes thousands, of people with the objective of expanding on the research.

     Phase II. An objective would be to discover optimum dose rates and schedules, less common or even rare side effects, adverse reactions, and generate information that will be incorporated into the drugs' professional labeling, as well as, the FDA-approved guidelines to physicians and others about how to properly use the drug.

     Patient estimates for each phase of the clinical trial process are as follows:

          Application         Phase I   Phase II  Phase III

          MS                  20        200       1,000

     The third step that is necessary prior to marketing a new drug is the New Drug Application (NDA) submission and approval. In this step, all the information generated by the clinical trials will be received and if successful, the drug will be approved for marketing.

     The final step is the random surveillance or surveys of patients being treated with the drug to determine its long-term effects. This has no effect on the marketing of the drug unless highly toxic conditions arise. The time required to complete the above procedures averages seven years, however, there is no assurance that the Company will ever receive FDA approval of any of its products.

     The Company conducted its first Phase I FDA approved clinical trial on AIDS patients at Georgetown University between 1986 and 1987. Subsequent Phase I FDA approved trials were conducted on AIDS patients at the University of Nebraska during 1993. Since that time, the Company redirected its development strategy and took advantage of its scientific relationships in Russia for the conduct of human clinical trials on patients who suffer from severe rheumatoid arthritis, multiple sclerosis and systemic lupus erythematosus.

     The Company's clinical trials are at a relatively early stage and the Company has not received approval from the FDA or any other governmental agency for the manufacturing or marketing of any products under development. Consequently, the commencement of manufacturing and marketing of any products in the U.S. is, in all likelihood, a number of years away. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which the Company will have the exclusive right to exploit them.

      The Company anticipates that it will take up to 60 months before a product will be available for FDA investigation and approval.

Russian Human Clinical Studies

     In collaboration with the Institute of Rheumatology of the Academy of Medical Sciences of the Russian Federation in Moscow under a joint clinical agreement dated July 1995, the Company has completed both pilot and double-blind clinical trials on 55 adult patients suffering from rheumatoid arthritis and several patients with other autoimmune diseases, including systemic lupus erythematosus. The results demonstrated a striking improvement in patients receiving this treatment. The patients were selected from among those with the most severe symptoms of active rheumatoid arthritis who had not responded to conventional treatments. They were randomized into four study groups, three receiving individual or combined antibody preparations, and the fourth, a combination of all three antibodies. Each patient received daily injections of the Company's treatment for five consecutive days. A decrease in joint pain and swelling was observed in some patients as early as the first day of treatment. By the end of the first week, all groups not only demonstrated significant improvement in clinical symptoms, including decrease in joint pain, swelling and stiffness, but also showed reduction of disease severity based on certain laboratory measures.

     In addition to these studies, the Company provided its treatment to the Research Institute for Pediatric Hematology, Ministry of Health, Moscow, on a "compassionate needs" basis to treat several children suffering from severe juvenile rheumatoid arthritis. As an example, one female child suffered from fever, severe pain in her wrists and knees, and disabling restriction of her hip joint, despite the use of traditional drugs and increased use of non-steroidals. Laboratory and x-ray data indicated evidence of inflammation in the affected joints. All previous treatments had been ineffective. Following five days of treatment with the Company's treatment, significant clinical improvement occurred with normalization of temperature, decrease of morning stiffness, reduction of hip pain, significant increase in the range of motion in the affected joints, improvement in grip strength, and an overall increase in physical activity and quality of life. More significantly, x-rays clearly showed improvement of the affected joints. Other indices also normalized in subsequent tests. For a period of six months following initial treatment, the patient continued to show a lack of disease activity and has regained full mobility.

     In collaboration with the Department of Neurosurgery, Russian State Medical University Hospital, Academy of Medical Sciences in Moscow., the Company has also completed both pilot and double blind clinical trials on 82 patients suffering from multiple sclerosis. These studies were conducted under the direction of Professor Eugene Gusev, M.D., Head of Neurology, Department of Neurosurgery, and President of the All-Russian Society of Neurologists. The Company's treatment was administered for five consecutive days with a three, six and twelve month follow-up, a period during which exacerbation or recurrence of the disease is normal. Antibodies to two cytokines brought about stabilization of the condition, and in several cases an improvement in neurological deficiencies. These results confirm the Company's general approach to the treatment of autoimmune diseases.

Future Human Testing in Russia

     The Company plans to conduct future human clinical studies that it anticipates will provide further validation and evidence regarding the Company's scientific approach to the treatment of autoimmune diseases.

     In addition, the Company has signed an agreement with the Serbsky National Research Center for General & Forensic Psychiatry for the conduct of clinical trials in the treatment of certain autoimmune psychiatric diseases. These trials will be conducted under the direction of Yuri A. Alexadrovsky, M.D., and Professor of Psychiatry. The trials, using the Company's treatment, have been approved by the Ministry of Health of the Russian Federation.

Competition

     The Company will encounter significant competition from firms currently engaged in the biotechnology industries. The majority of these companies will be substantially larger than the Company, and have substantially greater resources and operating histories. The Company is aware of other competitors seeking cures for autoimmune diseases such as HIV, however, the Company is not aware of any competitors seeking to produce the same products as the Company.

Product Liability Exposure

     The Company does not maintain any liability insurance.   Even if
the Company obtains product liability insurance, there is no assurance that available amounts of coverage will be sufficient to adequately protect the Company in the event of a successful product liability claim. Accordingly, if litigation is initiated against the Company, the Company will have to pay all costs associated with the litigation as well as any judgment rendered against the Company. In the event a large judgment is entered against the Company, the Company may not be able to pay the same and he Company could be forced to cease operations. However, the Company believes that it could not be held liable during trials because it requires each participating patient to execute a waiver of claims as a result of adverse reaction to the Company's products.

     Because many of the Company's products may be used on human patients, the Company may be exposed to product liability claims. The Company does not maintain any liability insurance. Even in the Company obtains liability insurance there is no assurance that available amounts of coverage will be sufficient to adequately protect the Company in the event of a successful product liability claim.

Investment Banking

     The Company has engaged Cappello Capital of Santa Monica, California, to serve as the Company's investment banking firm and strategic advisor. Pursuant to the Company's agreement with Cappello Capital Corp. ("Agreement"), the Company agreed to issued to Cappello Capital Corp. or its designees, as partial compensation for its services, warrants to purchase up to ten percent (10%) of the issued and outstanding shares of the Company's Common Stock with an exercise price of $0.15 per share, which price represents the seventy-five (75) day moving average for the Company's Common Stock according to Bloomberg or a valuation on a fully diluted basis as determined by the initial applicable transaction consummated pursuant to the terms of the Agreement. The warrants are exercisable for ten years and have pre-emptive rights. A cash-less exercise may be used for all warrants transactions. No fees are payable to Cappello Capital Corp, in connection with the exercise of the warrants. The warrants will contain full, unconditional piggy-back registration rights without any holdback obligations. Should Cappello Capital Corp. elect to cancel its Agreement with the Company within the first twelve months following the date thereof, then the Company would be entitled to cancel a pro rata share of the warrants based upon the number of days remaining in the one year period from the date of Cappello Capital Corp.'s notice of cancellation. The Company has not yet prepared the formal warrant document that will contain the terms set forth in the Agreement.

Patent Status and Protection of Proprietary Technology

     The Company has been issued patent No.'s 5,626,843 and 5,888,511. It also has nine U.S. patents pending filed between December 22, 1997 and February 24, 2000.

     The Company's most recent issued patent gives the company patent protection for a new anti-cytokine approach to treating different autoimmune diseases. These include rheumatoid arthritis, multiple sclerosis, systemic lupus erythematosus and insulin-dependent diabetes, among others. The patented treatment uses various methods to neutralize or block specific combinations of cytokines and their receptors. In management's opinion, the Company's patented approach is broader in scope than certain other patented treatments.

Dependence Upon Key Personnel

     The Company relies greatly in its efforts on the services and expertise of its officers and directors. The operation and future success of the Company would be adversely affected in the event that any of them is incapacitated or the Company otherwise loses their services.

Uncertainties Associated with Research and Development Activities

     The Company intends to continue its research and development activities on its product and for the purpose of developing proprietary products. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. If research and development requires more funding than anticipated, the Company may have to reduce product development efforts or seek additional financing. There can be no assurance that the Company would be able to secure any necessary additional financing or that such financing would be available on favorable terms.

The Year 2000

     The Company did not experience any material problems as a result of the Year 2000 nor did it incur any material costs in preparation for the passing of the Year 2000. The Company will continue to monitor its computer systems to identify the systems that could be affected by the Year 2000 issue. Based upon the Company's lack of problems after December 31, 1999 and its current review of its systems, the Company does not believe that the Year 2000 problem will pose a material operations problem for it.

Marketing

     Assuming the Company is able to obtain FDA approval of its products, it intends to market the same through collaborative relationships with other companies. It is the Company's intention that joint Venture partners will be selected on the basis of experience and the degree of financial success they exhibit in the industry. There are no assurances that the Company will obtain FDA approval for its products and there are no assurances that the Company will be successful in entering into agreements with established multinational companies.

Company's Office

     The Company's administrative offices are located at 6355 Topanga Canyon Boulevard, Suite 510, Woodland Hills, California 91367 and its telephone number is 818-883-3956. The Company leases 500 square feet of space. The annual base rental was $-0- and the term of the lease was three years which expired on December 31, 1999. On January 15, 2000, the Company renewed such lease for a period of one year at $400 per month. Upon expiration, however, there is no assurance that the lessor will renew said lease subsequent to December 31, 2000. The Company leases the foregoing office space from Buccellato & Finkelstein, Inc. The Company also subleases approximately 3,500 square feet of research and development space at 9110 Red Branch Road, Columbia, Maryland 21045 from New Horizons Diagnostics Inc. The annual base rental is $-0- and the term of the lease is three years.

Employees

     The Company is a development stage company and currently has three employees other than its Officers and Directors. See "Management." Management of the Company expects to hire employees as necessary.

RISK FACTORS

     1. Liquidity; Need for Additional Financing. The Company believes that it does not have the cash it needs for at least the next twelve months based upon its internally prepared budget. The Company's cash requirements, however, are not easily predictable and there is a possibility that its budget estimates will prove to be inaccurate. If the Company is unable to generate a positive cash flow before its cash is depleted, it will be required to curtail operations substantially, seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, or if capital is available, to obtain it on terms favorable to the Company. The Company may suffer from a lack of liquidity in the future that could impair its short-term marketing and sales efforts and adversely affect its results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     2. Lack of Regulatory Clearance/Approval and Limited Clinical Data. The Company's product has not been cleared for marketing by the FDA or foreign regulatory authorities and cannot be commercially distributed in the U.S. and some international markets unless and until such clearance is obtained. Failure to obtain FDA clearance would delay sales of the AGT-1 product and would materially affect the financial condition of the Company.

     3. Dependence on the Product. The Company expects to derive a substantial majority of its revenues from fully human forms of AGT-1 through product licensing and royalty fees. The life cycle of a fully human antibody product is difficult to estimate in terms of current and future technological developments, competition, and other factors. Failure of the Company to successfully commercialize AGT-1, or to realize significant revenues from the product would have a material adverse effect on the financial condition of the Company. As of the date hereof the Company has not realized any revenues from the sale of AGT-1.

     4. Lack of Marketing and Sales Experience. The Company has not yet sold any products. After the necessary regulatory approvals are obtained, the Company intends to market and sell AGT-1, product through a network of qualified independent distributors, agents, and key strategic partners, none of which are currently in place. There are no assurances that the Company can establish the necessary relationships for marketing and selling AGT-1, product or that the network will successfully implement an effective marketing and sales strategy.

     5. Manufacturing. The Company lacks the facilities to manufacture its product and does not have an adequate supply of product to begin clinical studies in the U.S. If the Company is unable to contract for manufacturing capabilities on acceptable terms, it would result in the delay of sales, which in turn could materially impair the Company's competitive position, and the possibility of the Company achieving profitability.

     6. Uncertainty Relating to Favorable Third-Party Reimbursement. In the U.S., success in obtaining favorable third-party payment for a new product depends greatly on the ability to present data which demonstrates positive outcomes and reduced utilization of other products or services as well as cost data which shows that treatment costs using the new product are equal to or less than what is currently covered for other products. Failure by the Company to present such clinical data would adversely affect the Company's ability to obtain favorable third party reimbursement as well as the commercial success of the AGT-1 product.

     7. Patents and Proprietary Rights. The Company's success and ability to compete effectively will depend in part on the strength of its patents and the ability to obtain protection for its products in foreign markets. No assurance can be given that any patents issued to the Company will not be challenged, invalidated, or circumvented. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to the Company and/or determine the scope and validity of other's proprietary rights.

ITEM 2.   DESCRIPTION OF PROPERTIES.

     The Company's administrative offices are located at 6355 Topanga Canyon Boulevard, Suite 510, Woodland Hills, California 91367 and its telephone number is (818) 883-3956. The Company leases 500 square feet of space. The annual base rental through December 31, 1999 was $-0-and the term of the lease was three years. The Company leases the foregoing office space from Buccellato & Finkelstein, Inc.

     The Company's administrative office lease commenced on January 1, 1997 and expired on December 31, 1999. On January 15, 2000, the Company renewed such lease for a period of one year at $400 per month. Upon expiration, however, there is no assurance that the lessor will renew said lease subsequent to December 31, 2000. In the event the lessor will not renew said lease, the Company will have to move to new facilities. The Company believes that there is adequate rental space available if the Company has to find a new location and its operations will not be adversely effected by such relocation.

     The Company also subleases approximately 3,500 square feet of research and development space at 9110 Red Branch Road, Columbia, Maryland 21045 from New Horizons Diagnostics, Inc. The annual base rental is $-0- and the term of the lease is three years.


ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

     Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matter to the Shareholders for a vote during the year ending December 31, 1999.


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS.

     As of February 15, 2000, the Company's securities were listed on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (the "Bulletin Board") under the "ADVB." The table shows the high and low bid of the Company's Common Stock during the fiscal years 1998 and 1999:

QUARTER ENDED                            BID
     1998
          March 31                 $0.24          $0.12
          June 30                  $0.20          $0.09
          September 30             $0.11          $0.06
          December 31              $0.08          $0.04
     1999
          March 31                 $0.20          $0.10
          June 30                  $0.08          $0.05
          September 30             $0.10          $0.01
          December 31              $0.35          $0.05

Holders

     As of December 31, 1999, the Company had 1,754 holders of record of its Common Stock. This number does not include those beneficial owners whose securities are held in street name. The total number of stockholders is estimated to be approximately 3,400.

Dividends

     The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings that it may realize in the future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

      The Company has inadequate cash to maintain operations during the next twelve months. For the twelve-month period subsequent to December 31, 1999, the Company anticipates that its minimum cash requirements to continue as a going concern for the next twelve months will be approximately $500,000. In order to meet the foregoing cash requirements, the Company will have to sell securities or obtain a loan. There is no assurance, however, that the Company will be able to sell any securities or obtain a loan. The Company also intends to establish a collaborative relationship with either a pharmaceutical or biotechnological company that could result in the generation of royalty payments to the Company. As of the date hereof, the Company has not entered into agreements with any pharmaceutical or biotechnological companies. In the event that the Company does not raise additional capital from any of the foregoing sources, it may have to curtail operations.

     The Company's development goal is to produce, or have produced, a series of fully human antibodies through collaborations with other biotechnology companies. The Company has identified several biotechnology companies that can develop and manufacture such antibodies for the Company. The availability of this technology will make it possible to produce safer and more standardized antibodies for commencement of human clinical trials, under FDA guidelines, in the U.S.

     The Company has no expected purchases or sales of significant equipment.

     There are no expected significant changes in the number of employees of the Company.

Results of Operations - From Inception through December 31, 1999.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

Liquidity and Capital Resources.

     As of December 31, 1999, the Company has issued and outstanding 30,198,265 shares of its Common Stock to officers, directors and others. The Company is a development stage company and has no material assets. The Company had $34,598 in cash as of December 31, 1999.

Fiscal 1999 compared to fiscal 1998.

     For the year ending December 31, 1999, the Company realized a net income of $1,143,892 and a loss from operations of $334,278 compared to a net loss of $259,912 and a loss from operations of $260,314 for the year ending December 31, 1998. The net income for the year ending December 31, 1999 was the result of recognizing an extraordinary item related to an agreement by three key employees to forgive the Company of the cumulative accrued salaries owed to them through December 31, 1999 in the aggregate amount of $1,482,209. The Company also issued 842,953 non-qualified stock options to these employees, exercisable immediately and expiring on December 31, 2005 at an exercise price of $0.05 per share of Common Stock.

     The Company also increased research and development expenses over 1998 in the amount of $19,209 related to clinical trials conducted during the year. Expenditures were $156,280 in 1999 and $137,071 in 1998. The Company also increased expenditures related to legal and accounting fees, over 1998, in the amount of $27,440 associated with the filing of Form 10-SB with the Securities and Exchange Commission during 1999. The Company also increased expenditures associated with patents and patents pending. Expenditures were $45,925 in 1999 and $23,149 in 1998. The Company's financing activities in terms of proceeds from the issuance of Common Stock, for working capital purposes, also other changes resulted in an increase of cash between 1998 and 1999 of $33,776. The Company did not realized operating revenues through December 31, 1999.

Subsequent Events

     On January 19, 2000, the Company engaged Cappello Capital Corp. of Santa Monica, California to serve as the Company's investment banking firm and strategic advisor. Pursuant to the Company's agreement with Cappello Capital Corp. ("Agreement"), the Company agreed to issue to Cappello Capital Corp. or its designees, as partial compensation for its services, warrants to purchase up to ten percent (10%) of the issued and outstanding shares of the Company's common stock with an exercise price of $0.15 per share, which price represents the seventy-five (75) day moving average for the Company's Common Stock according to Bloomberg or a valuation on a fully diluted basis as determined by the initial applicable transaction consummated pursuant to the terms of the Agreement. The warrants are exercisable for ten years and have pre-emptive rights. Acash-less exercise may be used for all warrant transactions. No fees are payable to Cappello Capital Corp. in connection with the exercise of the warrants. The warrants will contain full, unconditional piggy-back registration rights without any holdback obligation. The warrant has vested and is deemed earned as of the date of the Agreement. Should Cappello Capital Corp. elect to cancel its Agreement with the Company within the first twelve months following the date thereof, then the Company would be entitled to cancel a pro rata shares of the warrants based upon the number of days remaining in the one year period from the date of Cappello Capital Corp.'s notice of cancellation. The Company has not yet prepared the formal warrant document that will contains the terms set forth in the Agreement.

     On January 11, 2000, the Company issued 9,200,000 shares of common stock to certain key officers and directors under a stock bonus plan, subject to various restrictions. The plan's purpose is to keep personnel fo experience and ability in the employ of the Company and to compensate them for their contributions to the growth of the Company, thereby inducing them to continue to make such contributions in the future. Such stock bonuses were issued at the weighted average price at which the Company has been selling shares of stock out of authorized but yet unissued common stock to third parties during the six months immediately preceding the issuance of the Bonus shares, or $0.05 per share.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     TO BEGIN ON FOLLOWING PAGE.

                      WILLIAMS & WEBSTER, P.S.
        Certified Public Accountants & Business Consultants
        601 W. Riverside, Suite 1940, Spokane, WA 99201-0611
(509) 838-5111 FAX (509) 838-5114 E-mail wwpcpas@williams-webster.com

Board of Directors
Advanced Biotherapy Concepts, Inc.
Woodland Hills, CA   91367

                    INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Advanced Biotherapy Concepts, Inc., (a development stage enterprise), as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from December 2, 1985 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Biotherapy Concepts, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended and for the period from December 2, 1985 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has generated little revenue in the past years, has a working capital deficit of $316,052 at December 31, 1999 and has substantial liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this issue are also discussed in Note 2, and include additional capitalization of the Company, as well as an attempt to decrease expenses. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Spokane, Washington
April 5, 2000

                 ADVANCED BIOTHERAPY CONCEPTS, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                           BALANCE SHEETS

                               ASSETS

                                        December 31,   December 31,
                                        1999           1998

CURRENT ASSETS
Cash                                    $     34,958   $      1,182
                                        ------------   ------------
TOTAL CURRENT ASSETS                          34,958          1,182
                                        ------------   ------------
PROPERTY AND EQUIPMENT,
 net of depreciation                              -              -

OTHER ASSETS
 Patents and patents pending, net of
  accumulated amortization                   113,319         76,527
                                        ------------   ------------
      TOTAL ASSETS                      $    148,277   $     77,709
                                        ============   ============

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable                        $     93,934   $     54,882
Loan payable to related party                257,076        257,076
Salaries payable                                  -       1,501,360
Accrued interest                                  -           9,962
                                        ------------   ------------
TOTAL CURRENT LIABILITIES                    351,010      1,823,280

LONG-TERM LIABILITIES
 Notes payable, related parties              213,381        213,381
                                        ------------   ------------
TOTAL LIABILITIES                            564,391      2,036,661
                                        ------------   ------------
COMMITMENTS AND CONTINGENCIES                     -              -

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $0.001 per
  share; 50,000,000 shares authorized;
  30,198,265 and 27,141,075 shares
  issued and outstanding                      30,198         27,141
 Subscriptions receivable                    (32,500)            -
 Stock options                               210,738             -
 Additional paid-in capital                2,770,305      2,552,654
 Deficit accumulated during the
  development stage                       (3,394,855)    (4,538,747)
                                        ------------   ------------
 TOTAL STOCKHOLDERS' EQUITY (DEFICIT)       (416,114)    (1,958,952)
                                        ------------   ------------
 TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                      $    148,277   $     77,709
                                        ============   ============

   The accompanying notes are an integral part of these financial statements.

                 ADVANCED BIOTHERAPY CONCEPTS, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENT OF OPERATIONS

                                                       From
                                                       Inception
                                                       (12/02/85)
                         Years Ended December 31,      Through
                         1999           1998           12/31/99

REVENUES                 $        -     $       -      $     89,947
                         -----------    ----------     ------------
OPERATING EXPENSES
Research and development     156,280       137,071        2,105,046
Professional fees             35,308         7,868        1,121,751
Depreciation and
 amortization                  9,134         5,850          407,782
Salaries and benefits        120,000        85,000          751,501
Shareholder relations and
 transfer fees                 7,600         9,747          128,146
Rent                           1,800            -           111,054
General and administrative     4,156        14,778          562,993
                         -----------    ----------     ------------
                             334,278       260,314        5,188,273
                         -----------    ----------     ------------
Loss from operations        (334,278)     (260,314)      (5,098,326)

Other income (expense)
Miscellaneous income          22,000            -            22,000
Interest income                  259           402            1,096
Interest expense             (26,298)           -          (367,062)
                         -----------    ----------     ------------
                              (4,039)          402         (343,966)
                         -----------    ----------     ------------
Loss before extraordinary
 item                       (338,317)     (259,912)      (5,442,292)

Extraordinary item,
 forgiveness of debt       1,482,209            -         2,047,437
                         -----------    ----------     ------------
NET INCOME (LOSS)        $ 1,143,892    $ (259,912)    $ (3,394,855)
                         ===========    ==========     ============
BASIC NET INCOME (LOSS)
 PER COMMON SHARE        $      0.04    $    (0.01)    $      (0.17)
                         ===========    ==========     ============
DILUTED NET INCOME (LOSS)
 PER COMMON SHARE        $      0.04    $    (0.01)    $      (0.17)
                         ===========    ==========     ============
WEIGHTED AVERAGE NUMBER OF
BASIC COMMON STOCK
SHARES OUTSTANDING        28,946,467    26,988,575       20,479,995
                         ===========    ==========     ============
WEIGHTED AVERAGE NUMBER OF
DILUTED COMMON STOCK
SHARES OUTSTANDING        30,981,467    26,988,575       20,479,995
                         ===========    ==========     ============

   The accompanying notes are an integral part of these financial statements.

                 ADVANCED BIOTHERAPY CONCEPTS, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                             Common Stock              Additional
                                                       Paid-in
                         Shares         Amount         Capital

Balance,
 December 31, 1997       26,836,075     $  26,836      $ 2,522,459

Common stock issued         305,000            30          530,195

Net loss for the year
 ended December 31, 1998         -             -                -
                         ----------     ---------      -----------
Balance,
 December 31, 1998       27,141,075        27,141        2,552,654

Common stock issued at
 approximately $0.05
 per share                3,158,000         3,158          151,993

Cancellation of escrowed
 shares                    (850,000)         (850)             850

Common stock issued for
 services at approximately
 $0.05 per share             99,190           99             4,860

Contribution of capital
 by shareholders in form
 of foregone interest
 and rent                        -            -             28,098

Stock subscriptions
 issued                     650,000          650            31,850

Stock options issued in
 exchange for forgiveness
 of accrued wages                -            -                 -

Net income for the year
 ended December 31, 1999         -            -                 -
                         ----------     --------       -----------
Balance,
 December 31, 1999       30,198,265     $ 30,198       $ 2,770,305
                         ==========     ========       ===========

Required information regarding stock issuances prior to January 1, 1999 can be found in Note 7.



   The accompanying notes are an integral part of these financial statements.

                                F-4a

                 ADVANCED BIOTHERAPY CONCEPTS, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                       Deficit
                                                       Accumulated
                                                       During
                         Stock          Stock          Development
                         Subscriptions  Options        Stage

Balance,
 December 31, 1997       $      -       $      -       $ (4,278,835)

Common stock issued             -              -                 -

Net loss for the year
 ended December 31, 1998        -              -           (259,912)
                         ---------      ---------      ------------
Balance,
 December 31, 1998              -              -         (4,538,747)

Common stock issued at
approximately $0.05
 per share                      -              -                 -

Cancellation of escrowed
 shares                         -              -                 -

Common stock issued for
 services at approximately
 $0.05 per share                -              -                 -

Contribution of capital
 by shareholders in form
 of foregone interest
 and rent                       -              -                 -

Stock subscriptions
 issued                    (32,500)            -

Stock options issued in
 exchange for forgiveness
 of accrued wages               -         210,738                -

Net income for the year
 ended December 31, 1999        -              -          1,143,892
                         ---------      ---------      ------------
Balance,
 December 31, 1999       $ (32,500)     $ 210,738      $ (3,394,855)
                         =========      =========      ============


Required information regarding stock issuances prior to January 1, 1999 can be found in Note 7.


   The accompanying notes are an integral part of these financial statements.

                                F-4a

                 ADVANCED BIOTHERAPY CONCEPTS, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENT OF CASH FLOWS
                                                       From
                                                       Inception
                                                       (12/02/85)
                         Years Ended December 31,      Through
                         1999           1998           12/31/99

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)        $  1,143,892   $ (259,912)    $ (3,394,855)
Adjustments to reconcile
 net loss to cash used in
 operating activities:
 Depreciation and
  amortization                  9,134        5,850          407,782
 Extraordinary gain        (1,482,209)          -        (1,684,068)
 Expenses paid through
  issuance of common
  stock                         4,959           -           231,340
 Expenses paid through
  contribution of additional
  paid in capital              28,098           -            28,098
 Organization costs                -            -            (9,220)
 Increase (decrease) in:
  Accounts payable             39,052        9,506           93,934
  Accounts payable,
   related parties                 -            -           257,076
  Salaries payable            181,624      168,360        1,682,984
  Accrued interest                 -            -             9,962
                         ------------   ----------     ------------
Net cash used in
 operating activities         (75,450)     (76,196)      (2,376,967)

CASH FLOWS FROM
INVESTING ACTIVITIES
Purchase of fixed assets           -            -           (36,973)
Acquisition of patents        (45,925)     (23,149)        (178,237)
                         ------------   ----------     ------------
Net cash used in
 investing activities         (45,925)     (23,149)        (215,210)

CASH FLOWS FROM
 FINANCING ACTIVITIES
Proceeds from issuance
 of common stock              155,151       30,500        2,413,754
Proceeds from
 notes payable                     -            -           288,508
Payments on notes payable          -            -           (75,127)
                         ------------   ----------     ------------
Net cash provided by
 financing activities         155,151       30,500        2,627,135
                         ------------   ----------     ------------
Net increase (decrease)
 in cash                       33,776      (68,845)          34,958

Cash, beginning                 1,182       70,027               -
                         ------------   ----------     ------------
Cash, ending             $     34,958   $    1,182     $     34,958
                         ============   ==========     ============

                 ADVANCED BIOTHERAPY CONCEPTS, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENT OF CASH FLOWS
                                                       From
                                                       Inception
                                                       (12/02/85)
                         Years Ended December 31,      Through
                         1999           1998           12/31/99

Supplemental disclosures:
 Interest paid           $         -    $      -       $    339,927
                         ============   =========      ============
 Income taxes paid       $         -    $      -       $         -
                         ============   =========      ============
NON-CASH FINANCING AND INVESTING ACTIVITIES:

Professional fees
 and expenses            $     33,057   $   7,775      $    368,967
Common stock subscribed  $     32,500   $      -       $     32,500





































   The accompanying notes are an integral part of these financial statements.

                                F-5b

                 ADVANCED BIOTHERAPY CONCEPTS, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 1998


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Advanced Biotherapy Concepts, Inc. (hereinafter "the Company"), was incorporated December 2, 1985 under the laws of the State of Nevada. The Company is involved in the research and development of the treatment of autoimmune diseases in humans. The Company is currently conducting research in Maryland.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Advanced Biotherapy Concepts, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Development Stage Activities

The Company has been in the development stage since its formation in 1985 and has not realized any significant revenues from its planned operations. It is primarily engaged in the research and development of the treatment of autoimmune diseases in humans.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net income of $1,143,892 for 1999. This was caused by an extraordinary item, forgiveness of debt, in the amount of $1,482,209. At December 31, 1999, current liabilities exceed current assets by $316,052 and the Company has an accumulated deficit during the development stage at December 31, 1999 of $3,394,855. The future of the Company is dependent upon its ability to obtain financing, and upon future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system and products for treatment of viral and bacterial diseases of animals. Management has established plans designed to increase the capitalization of the Company and is actively seeking additional capital that will provide funds needed to increase liquidity, fund the research and development and therefore the internal growth of the Company, in order to fully implement its business plans. For the twelve-month period subsequent to December 31, 1999, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $250,000. The anticipated source of funds will be provided from the issuance for cash of additional common stock of the Company. In addition, management is actively seeking a collaborative relationship with either a pharmaceutical or

                 ADVANCED BIOTHERAPY CONCEPTS, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

biotechnology company. If successful, cash requirements may be met through royalty or licensing fees. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Taxes

At December 31, 1999, the Company had net operating loss carryforwards of approximately $3,300,000 which may be offset against future taxable income. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance that the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Use of Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 1999 and 1998.

                 ADVANCED BIOTHERAPY CONCEPTS, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. The following is a summary of property, equipment and accumulated depreciation at December 31, 1999 and 1998.

                                                  Accumulated
                                   Cost           Depreciation
Lab equipment                      $ 27,582       $ 27,582
Office equipment                      4,839          4,839
Furniture and fixtures                1,302          1,302
                                   --------       --------
                                   $ 33,723       $ 33,723
                                   ========       ========

There was no depreciation expense for the years ended December 31, 1999 and 1998.

NOTE 4 - INTANGIBLE ASSETS

Patents and Patents Pending

Costs relating to the development and approval of patents, other than research and development costs, which are expensed, are capitalized and amortized using the straight-line method over seventeen years.

                                             Accumulated    Net
                              Cost           amortization   amount

Balance, at December 31, 1997 $ 109,162      $ (49,934)     $  59,228
1998 activity                    23,149         (5,850)
                              ---------      ---------      ---------
Balance, at December 31, 1998   132,311        (55,784)        76,527
1999 Activity                    45,925         (9,133)        36,792
                              ---------      ---------      ---------
Balance, December 31, 1999    $ 178,236      $ (64,917)     $ 113,319
                              =========      =========      =========

                 ADVANCED BIOTHERAPY CONCEPTS, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 1998


NOTE 5 - RELATED PARTY TRANSACTIONS

The Company's chairman and principal shareholder has advanced funds to pay a significant portion of the Company's expenses since 1989. At December 31, 1999 and 1998, the cumulative amounts owed to the chairman for expenses amount to $257,076. Even though the chairman is not charging interest to the Company, interest was calculated at the applicable federal rate of 5.59% at December 31, 1999. This interest was recorded as interest expense and contributed capital in the accompanying financial statements. At December 31, 1998 the amounts owing to the Company's chairman for accrued salary was $1,146,000. During 1999 an additional salary was accrued in the amount of $100,000. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, the chairman received options to purchase 623,000 shares of common stock at $0.10 per share. The value of these options, in the amount of $155,750, was used to reduce the accrued salary of the chairman. See Note 8. In 1999, the chairman forgave the balance of accrued salary of $1,090,250 along with accrued interest of $9,962. This is recorded in the financial statements as a component of extraordinary income.

At December 31, 1999 and 1998, the Company owed its secretary/treasurer $13,381 for expenses paid in previous years recorded in notes payable. At December 31, 1998 the Company also owed $184,000 in unpaid salary recorded as salary payable. During 1999, additional salary in the amount of $45,000 was accrued for this employee. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, the secretary/treasurer received options to purchase 114,500 shares of common stock at $0.10 per share. The value of these options, in the amount of $28,625, was used to reduce the accrued salary of this employee/shareholder. See Note 8. In 1999, the secretary/treasurer forgave the balance of accrued salary in the amount of $200,375. This is recorded in the financial statements as a component of extraordinary income.

At December 31, 1998 the CEO of the Company was owed $171,360 in accrued salary. During 1999, a portion of this liability was paid. Also during 1999, additional salary in the amount of $75,000 was accrued. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, the CEO received options to purchase 105,453 shares of common stock at $0.10 per share. The value of these options in the amount of $26,363 was used to reduce the accrued salary of the CEO. See Note 8. In 1999, the CEO forgave the balance of accrued salary in the amount of $181,622. This is recorded in the financial statements as a component of extraordinary income.

Notes payable to related parties consist of loans payable to the chairman and principal shareholder ($200,000) and to another officer ($13,381). The notes have no specific due date, are currently uncollateralized, and are non-interest bearing, however, interest was calculated at the applicable federal rate in place at December 31, 1999 in the amount of 5.59%. This interest was recorded as interest expense and contributed capital in the accompanying financial statements.

                 ADVANCED BIOTHERAPY CONCEPTS, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 1998

NOTE 5 - RELATED PARTY TRANSACTION (CONTINUED)

During 1999 and 1998, the Company received the use of approximately 3,500 square feet of commercial building space on a rent-free basis from a firm owned by one of the Company's directors. The utilization of the facility in this manner is mutually beneficial to the Company and the owner of this otherwise empty facility. No formal agreement memorializes this month-to-month arrangement. The value of the use of the facility is approximately $150 per month, and is recorded in the financial statements as rent expense and contributed capital.

NOTE 6 - YEAR 2000 ISSUES

Like other companies, Advanced Biotherapy Concepts, Inc. could be adversely affected if the computer systems it, or its suppliers or customers, uses do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. The costs related to Year 2000 compliance are expensed as incurred. At this time, there have been no known effects to the Company in regards to the Year 2000 issue.

NOTE 7 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Information regarding the number of shares issued and consideration received is as follows:

                              Common stock
                    Amount                             Additional
                    per                                Paid-in
                    share     Shares         Amount    capital

Common stock issued for cash:
1985                $ .50        100,000     $    100  $    49,900
1986                 1.00        639,500          640      678,861
1987                 1.00        850,500          850      759,650
1988                 1.00         25,000           25       24,975
1993                  .25      2,402,000        2,402      475,900
1995                  .05      1,000,000        1,000       49,000
1996                  .05        520,000          520       25,480
1997                  .05        490,000          490       24,010
1997                  .10      1,310,500        1,311      129,739
1997                  .01        325,000          325        2,925
1998                  .10        305,000          305       30,195
1999                  .05      3,158,000        3,158      151,993
                              ----------     --------  -----------
                              11,125,500       11,126    2,402,628
                              ----------     --------  -----------

                 ADVANCED BIOTHERAPY CONCEPTS, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 1998

NOTE 7 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

                              Common stock
                    Amount                             Additional
                    per                                Paid-in
                    share     Shares         Amount    capital

Common stock issued for
 patents assigned:
1984                  .01        550,000        5,500
1985, adjustment to reflect
change in number and par value
of shares outstanding          2,750,000       (2,200)       2,200
                               3,300,000        3,300        2,200
                              ----------     --------  -----------
Common stock issued for
 acquisitions:
1985                  .01     13,333,500       13,334      (41,112)
                              ----------     --------  -----------
Common stock issued for
 note receivable:
1986                 1.00         10,000           10        9,990
                              ----------     --------  -----------
Contribution of additional
 paid in capital
1999                  -                                     28,098
                              ----------     --------  -----------
Stock subscriptions
1999                  .05        650,000          650       31,850
                              ----------     --------  -----------
Cancellation of escrowed shares
1999                  .001      (850,000)        (850)         850
                              ----------     --------  -----------

1989                  .20         20,000           20        3,980
1989                 1.10          5,000            5        5,495
1990                  .50          3,500            4        1,746
1990                  .62         14,750           14        9,131
1990                  .66         10,875           11        7,166
1990                  .80          8,250            8        6,592
1991                  .31          7,000            7        2,163
1991                  .34        100,000          100       33,900
1991                 1.00          2,500            3        2,497
1991                  .85         50,000           50       42,450
1992                  .625         2,000            2        1,248
1992                  .75         60,500           60       45,315
1993                  .25        120,000          120       29,880
1996                  .03        234,000          234        6,786
1996                  .05         26,000           26        1,274
1996                  .12         48,500           48        5,772
1997                  .05        155,500          155        7,619
1999                  .05         99,190           99        4,860
                              ----------     --------  -----------
                                 992,565          991      230,349
                              ----------     --------  -----------

                 ADVANCED BIOTHERAPY CONCEPTS, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND 1998



NOTE 7 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

                              Common stock
                    Amount                             Additional
                    per                                Paid-in
                    share     Shares         Amount    capital

Common stock issued
to replace unrecorded
certificates
1988                  .001         1,200            1           (1)
1992 .001                            500            1           (1)
                              ----------     --------  -----------
                                   1,700            2           (2)
                              ----------     --------  -----------
Common stock issued
for forgiveness of
accounts payable (1)
1990                  .50         25,000           25       12,475
1996                  .05        150,000          150        7,350
                              ----------     --------  -----------
                                 175,000          175       19,825
                              ----------     --------  -----------
Common stock issued for
commissions (1)
1993                  .001     1,260,000        1,260
                              ----------     --------  -----------
Stock options issued
1993 - for debt
 repayment (1)        .25        200,000          200       49,800
1991 - for
 services (1)                                               35,825
                              ----------     --------  -----------
Total                         30,198,265     $ 30,198  $ 2,770,305
                              ==========     ========  ===========

(1) Per share amounts determined by information deemed most reliable based on circumstances of each case: trading price at time of issuance or value of services received.

                 ADVANCED BIOTHERAPY CONCEPTS, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 AND 1998

NOTE 8 - STOCK OPTIONS AND ISSUANCE COMMITMENTS

On February 25, 1991, the Corporation granted non-statutory options to purchase stock to members of its board of directors, officers, and outside consultants. These remaining options offer a total of 860,000 shares at a price of $.20 per share with an exercise period of February 25, 1991 to February 25, 2001. Additional options were issued effective February 1, 1993, for a total of 250,000 shares at a price of $.01 per share, with an exercise period of February 1, 1993, to February 1, 2003. During 1995, options for 50,000 shares were granted at $.20 per share which expire in 2005. Also in 1995, options for 350,000 shares were granted at $.01 per share expiring in 2005. During 1996, options for 525,000 shares were granted at $.10 per share. The shares purchased will be restricted and, therefore, may not be transferred without registration under applicable Federal and State securities laws. Stock options granted to a director of the Company for 325,000 shares at a price of $.01 were exercised in 1997. No stock options were granted, exercised or cancelled in the year ending December 31, 1998. No options were exercised or cancelled in the year ending December 31, 1999. On December 31, 1999, three officers of the Company received 842,953 stock options in partial payment of accrued salaries. In accordance with Statement or Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.10, risk free interest rate at 5%, expected life at 5 years, and expected volatility at 30%. At December 31, 1999, the Company recorded $210,738 ($0.25 per options) to reduce accrued wages for the value of these options based upon these Black Scholes assumptions. These stock options are exercisable immediately, and expire on December 31, 2005. See Note 5.

     Grant          Expiration          Number of      Exercise
     date           date                shares         price

     02/25/91       02/25/01              650,000      $ .20
     11/30/95       11/30/05              350,000        .01
     12/01/95       12/01/05               50,000        .20
     02/01/93       02/01/03              150,000        .01
     02/25/91       02/25/01              125,000        .20
     02/25/91       02/25/01               85,000        .20
     02/01/93       02/01/03              100,000        .01
     11/20/96       12/01/05              525,000        .10
     12/31/99       12/31/05              842,953        .10
                                        ---------
               Total                    2,877,953
                                        =========

Options exercisable at December 31, 1999and 1998 are 2,877,953 and 2,035,000, respectively.

                 ADVANCED BIOTHERAPY CONCEPTS, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 AND 1998

NOTE 9 - INCOME (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of diluted shares outstanding during the period. Diluted shares consist of basic weighted shares outstanding and the inclusion of common stock equivalents.

The following data shows the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                         Year-End       Year-End       From Inception
                         December 31,   December 31,   (12/02/85) to
                         1999           1998           12/31/99

Loss from Operations before
extraordinary items      $  (338,317)   $ (259,912)    $ (5,442,292)

Extraordinary gains        1,482,209            -         2,047,437
                         -----------    ----------     ------------
Income (loss) available
to common stockholders
after inclusion
extraordinary items      $ 1,143,892    $ (259,912)    $ (3,394,855)
                         ===========    ==========     ============
Weighted average number of
share used in basic EPS   28,946,467    26,988,575       20,479,995

Effect of dilutive
securities
Stock options              2,035,000            -                -
                         -----------    ----------     ------------
Weighted average number
of common shares and
dilutive potential
conversion stock used
in diluted EPS            30,981,467    26,988,575       20,479,995
                         ===========    ==========     ============

The weighted average effect of stock options on dilutive EPS was calculated using the Treasury Stock Method based upon the prices as denoted in Note 7.

For 1999, all options on common stock issued prior to December 31, 1999 were considered dilutive for EPS.

                 ADVANCED BIOTHERAPY CONCEPTS, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 AND 1998
NOTE 9 - INCOME (LOSS) PER SHARE (CONTINUED)

For 1998 and for the period from inception (December 2, 1985) through December 31, 1999, options for common stock were not included in diluted EPS because their effects were antidilutive.

Transactions occurring after December 31, 1999, that had they taken place in 1999, which would have changed the number of shares used in the computations of earnings per share, include the issuance of 9,200,000 shares of stock on January 11, 2000 in accordance with a stock bonus plan. See Note 10.

NOTE 10 - SUBSEQUENT EVENTS

On January 11, 2000, the Company issued 9,200,000 shares of common stock to certain key officers and directors under a stock bonus plan, subject to various restrictions. The plan's purpose is to keep personnel of experience and ability in the employ of the Company and to compensate them for their contributions to the growth of the Company, thereby inducing them to continue to make such contributions in the future. Such stock bonuses were issued at the weighted average price at which the Company has been selling shares of stock out of authorized but yet unissued common stock to third parties during the six months immediately preceding the issuance of the Bonus shares, or $0.05.

On January 19, 2000, the Company engaged Cappello Capital Corp. of Santa Monica, California, to serve as the Company's investment banking firm and strategic advisor. Pursuant to the Company's agreement with Cappello Capital Corp. ("Agreement"), the Company agreed to issue to Cappello Capital Corp. or its designees, as partial compensation for its services, warrants to purchase up to ten percent (10%) of the issued and outstanding shares of Company Common Stock with an exercise price based on the Company's valuation at the lesser of $0.15 per share or a valuation on a fully diluted basis as determined by the initial applicable transaction consummated pursuant to the terms of the Agreement. The warrants are exercisable for ten years and have anti-dilution protection. A cash-less exercise may be used for all warrant transactions. No fees are payable to Cappello Capital Corp. in connection with the exercise of the warrants. The warrants will contain full, unconditional piggy-back registration rights without any holdback obligations. Should Cappello Capital Corp. elect to cancel its Agreement with the Company within the first twelve months following the date thereof, then the Company would be entitled to cancel a pro rata share of the warrants based upon the number of days remaining in the one year period from the date of Cappello Capital Corp.'s notice of cancellation. The Company has not yet prepared the formal warrant document that will contain the terms set forth in the Agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB for the year ending December 31, 1999.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers.

     The following table sets forth the names and nature of all positions and offices held by all directors and executive officers of the Company for the calendar year ending December 31, 1999, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

                                                  Date of        Date of
                                                  Election of    Termination
Name                     Position Held            Designation    or Resignation

Simon Skurkovich, M.D.   Chairman of the Board
                         of Directors             11/6/85

Edmond Buccellato        CEO and member of the    11/16/95
                         Board of Directors

Boris Skurkovich, M.D.   Vice President and a     12/6/86
                         member of the Board
                         of Directors

Joseph Bellanti, M.D.    Vice President and a     12/6/86
                         member of the Board
                         of Directors

Lawrence Loomis          Member of the            12/6/86
                         Board of Directors

Leonard Millstein        Member of the
                         Board of Directors       12/6/86

Richard Eamer            Member of the
                         Board of Directors       3/20/98

Jeanne Kelly, Ph.D.      Secretary/Treasurer      12/6/86

Term of Office

     Each director serves for a term of one year or until his successor is duly elected once qualified. The Company's officers are appointed by the Board of Directors and hold office at the discretion of the Board.

Biographical Descriptions of Officers and Directors

     Simon Skurkovich, M.D. - Since 1985, Dr. Skurkovich has served as Chairman of the Board. He has previously been granted five patents in Russia, and eight in the U.S. He is the creator of immune preparations from human blood against antibiotic resistant bacteria that saved thousands of lives in the Soviet Union and eastern Europe. In Russia, he was professor and Chief of the Immunology Laboratory of the Institute of Hematology and Blood Transfusion and was awarded gold and silver medals for his scientific discoveries. His laboratory was also awarded the nation's highest honor, the Lenin Prize, for his patented work. Dr. Skurkovich received an M.D., Ph.D. and a Doctorate in Medical Sciences (D.Sc.) from Pirogov State Medical Institute in Moscow. He has written more than 200 articles for scientific publications.

     Edmond Buccellato - Since 1995, Mr. Buccellato has served as CEO and a member of the Board of Directors. He was co-founder, member of the Board of Directors and Vice President of Finance of Phase Medical, Inc., an infusion therapy company sold to Becton Dickinson in 1994. He was also co-founder, member of the Board of Directors and Vice President of Finance of Synergistic Systems, Inc., a company that became the largest medical billing company in the western United States. He is also co-founder and member of the Board of Directors of Polymer Safety, LLC, a manufacturer of synthetic medical and industrial examination gloves. He is also co-founder and member of the Board of Directors of Physicians' choice LLC, a medical billing company. Mr. Buccellato received his undergraduate degree From California State University at San Diego, and his graduate degree from the University of Southern California.

     Boris Skurkovich, M.D. - Since 1986, Mr. Skurkovich has served as Vice President and member of the Board of Directors. He completed a clinical and research fellowship at the Maxwell Finland Laboratory for Infectious Diseases, Boston City Hospital, Boston, Massachusetts and presently is a professor at Brown University Medical School. He has collaborated with his father on the development of the Company's treatment of autoimmune diseases. Dr. Skurkovich received his M.D. from the Moscow State Medical Institute.

     Joseph A. Bellanti, M.D. - Since 1986, Mr. Bellanti has served as Vice President and member of the Board of Directors. He is Director of the International Center for Interdisciplinary Studies of Immunology and a professor of Pediatrics and Microbiology at Georgetown University Medical School. He has authored or co-authored over 400 scientific articles and abstracts and 25 books and/or chapters in books in the fields of immunology and virology. His textbook, "Immunology", now in its third edition, is used in many medical school classrooms throughout the country. Dr. Bellanti received his B.S. and M.D. degrees from the University of Buffalo, Buffalo, New York.

     Lawrence Loomis - Since 1986 Mr. Loomis has served as a member of the Board of Directors. Mr. Loomis is President and sole shareholder of New Horizons Diagnostics, Inc., a company that develops bacteriological screening methods, monoclonal antibodies for detection of various infectious disease agents, and rapid bacterial and viral assay kits. Prior to founding New Horizons Diagnostics, Inc. in 1980, Mr. Loomis was in charge of the Immunology Department for BBL, a division of Becton Dickinson. Mr. Loomis received his undergraduate degree in Chemistry from New York University and his graduate degree in Chemistry from City University.

     Leonard Millstein - Since 1986, Mr. Millstein has served as a member of the Board of Directors. Mr. Millstein received his MSCE and Ph.D. in Civil Engineering from Moscow State Construction University in 1964 and 1974, respectively. After immigrating to the United States in 1978 he held teaching positions at Howard University in Washington D.C. and Johns Hopkins University in Baltimore, Maryland. He has over 200 publications and is a member of the American Concrete Institute and American Society of Civil Engineers. From 1981 to the present, he has been a CEO of Radcon Products, a company involved in manufacturing of proprietary concrete sealants. From 1990 until the present, he has been a Chairman of the Board of TTLTIC, a private consulting company.

     Richard Eamer - Since 1998, Mr. Eamer has served as a member of the Board of Directors. Prior to joining the Company, Mr. Eamer was the founder, Chairman of the Board and Chief Executive Officer of National Medical Enterprises (NME), a company with over $5 billion in revenues. MNE was sold to Tenet Healthcare Corporation (NYSE symbol
THC), which presently has a market capitalization of over 11 billion dollars. He is also the founder to two newly established closely held companies, one in veterinary care ant the other in industrial otology. Mr. Eamer is a former Director and Chairman of the Board of Hillhaven Corporation, the nation's second largest operator or long term care facilities. He was also a Director of Unocal Corporation and is currently a Director of Imperial Bank. He is a member of the Conference Board and as associate at the University of Southern California, a member of the Board of Trustee of the Hugh O'Brian Youth Foundation, serves on the Board of Trustees of the UCLA Foundation and the Hope for Hearing Foundation. Other affiliations include the Pepperdine University Board of Regents and the Board of the John Douglas French Alzheimer's Foundation. Mr. Eamer is also the recipient of the Doheny Eye Institute's "The Doheny Award" for lifetime achievement and preeminence in his field.

     Jeanne Kelly - Since 1986, Ms. Kelly has served as
Secretary/Treasurer of the Company and assistant to Dr. Simon
Skurkovich. She holds a Ph.D. in Social Anthropology from American University. Since 1986, Ms. Kelly has been employed by Coates &
Jarrett, Inc., a consulting firm located in Washington, D.C. Coates & Jarrett conducts research on behalf of emerging technology corporations.

Family Relationships

     The only known relationship between any directors is Simon
Skurkovich, father to Boris Skurkovich, and father-in-law to Leonard
Millstein.

Involvement in Certain Legal Proceedings

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company has been the subject matter of any legal proceedings, including bankruptcy, criminal proceedings, or civil proceedings. Further, no legal proceedings are known to be contemplated by governmental authorities against any director, executive officer and person nominated to become a director.

Compliance with Section 16(a) of the Exchange Act.

     The directors, executive officer or ten percent stockholders of the Company filed Form 3 on April 3, 2000. Form 4 was required to be filed by Simon Skurkovich and has not yet been filed. Dr. Skurkovich sold 124,000 shares of common stock between February 16, 2000 and March 1, 2000. In accordance with Section 16(a) of the Exchange Act, the profits realized on the sale of such shares by Dr. Skurkovich was disgorged by him and returned to the Company by him on March 22, 2000. Form 4 was also required to be filed by Edmond Buccellato and has not yet been filed. Mr. Buccellato sold 10,000 shares of common stock on March 3, 2000. In accordance with Section 16(a) of the Exchange Act, the profits realized on the sale of such shares by Mr. Buccellato was disgorged by him and returned to the Company by him on April 7, 2000. At the time of the sales by Dr. Skurkovich and Mr. Buccellato, they were not aware of the restrictions under Section 16(a) of the Exchange Act. Subsequently, after learning of such restrictions, they disgorged their profit on the sale of the stock to the Company.


ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth the compensation accrued by the Company since January 1, 1997 through December 31, 1999, for each officer and director of the Company. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

                     SUMMARY ACCRUED COMPENSATION TABLE
(a)         (b)   (c)     (d)     (e)     (f)        (g)        (h)     (i)
                                  Other   Restricted Securities
Name and                          Annual  Stock      Underlying LTIP    All
                                                     Other
Principal                        Compen-             Options/           Compen-
Position     Year Salary  Bonus  sation  Award(s)    SARs       Payouts sation
                  ($)     ($)    ($)     ($)         (#)        ($)     ($)
Simon        1999 $100,000 0     0       0           0          0       0
 Skurkovich  1998 $100,000 0     0       0           0          0       0
Chairman     1997 $150,000 0     0       0           0          0       0

Edmond       1999 $ 75,000 0     0       0           0          0       0
 Buccellato  1998 $ 50,000 0     0       0           0          0       0
President    1997 $100,000 0     0       0           0          0       0

Boris        1999        0 0     0       0           0          0       0
 Skurkovich  1998        0 0     0       0           0          0       0
Vice         1997        0 0     0       0           0          0       0
President

Joseph       1999        0 0     0       0           0          0       0
 Bellanti    1998        0 0     0       0           0          0       0
Vice         1997        0 0     0       0           0          0       0
 President

Lawrence     1999       0 0      0       0           0          0       0
 Loomis      1998       0 0      0       0           0          0       0
Director     1997       0 0      0       0           0          0       0




Jeanne       1999 $45,000 0      0       0           0          0       0
 Kelly       1998       0 0      0       0           0          0       0
Secretary    1997 $45,000 0      0       0           0          0       0
 Treasurer

Leonard      1999       0 0      0       0           0          0       0
 Millstein   1998       0 0      0       0           0          0       0
Director     1997       0 0      0       0           0          0       0

Richard      1999       0 0      0       0           0          0       0
 Eamer       1998       0 0      0       0           0          0       0
Director     1997       0 0      0       0           0          0       0

     There are no retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors. The Company has granted non-qualified stock options for the benefit of officers and directors. The number of shares of common stock under option as of December 31, 1999 was 2,877,953.

Option/SAR Grants.

     The following grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to officers and/or directors:

                              Number of
                              Securities
               Number of      Underlying
               Securities     Options/SARs
               Underlying     Granted        Exercise      Number of
               Options        During Last    or Base       Options   Expiration
Name           SARs Granted   12 Months      Price($/Sh)   Exercised Date
Simon Skurkovich    300,000         0        $ 0.10        -0-       12/31/05
                    623,000   623,000        $ 0.10        -0-       12/31/05
Edmond Buccellato    50,000         0        $ 0.10        -0-       12/31/05
                     50,000         0        $ 0.20        -0-       12/31/05
                    105,453   105,453        $ 0.10        -0-       12/31/05
Boris Skurkovich    100,000         0        $ 0.01        -0-       12/31/05
                    150,000         0        $ 0.20        -0-       12/31/05
                     50,000         0        $ 0.10        -0-       12/31/05
Jeanne Kelly        150,000         0        $ 0.20        -0-       02/25/01
                    150,000         0        $ 0.01        -0-       02/01/03
                     50,000         0        $ 0.20        -0-       02/25/01
                    100,000         0        $ 0.10        -0-       12/01/05
                    114,500   114,500        $ 0.10        -0-       12/31/05
Laurence Loomis     100,000         0        $ 0.20        -0-       02/25/01
                     75,000         0        $ 0.20        -0-       02/25/01
                     25,000         0        $ 0.10        -0-       12/01/05
Leonard Millstein   100,000         0        $ 0.20        -0-       01/25/01
                     25,000         0        $ 0.20        -0-       02/25/01
Joseph Bellanti     100,000         0        $ 0.20        -0-       02/25/01
                    350,000         0        $ 0.01        -0-       11/20/05

Long-Term Incentive Plan Awards.

     The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance other than a Stock Bonus Plan adopted by the Company on January 11, 2000.

     The plan's purpose is to keep personnel of experience and ability in the employ of the Company and to compensate them for their contributions to the growth of the Company, thereby inducing them to continue to make such contributions in the future.

Compensation of Directors.

     Directors did not receive any compensation for serving as members of the Board of Directors for the year ending December 31, 1999. The Board has not implemented a plan to award any future options to any Directors, except for said stock bonus plan approved by the Board of Directors on January 11, 2000. Under the plan, certain Directors and key employees, as indicated below, were awarded, in the aggregate, 9.2 million shares of the Company's common stock at a price of $0.05 per share. The awards were made after December 31, 1999 and accordingly are not included in the charts set forth in Items 10 and 11. Such stock bonuses were issued at the weighted average price at which the Company has been selling shares of stock out of authorized but yet unissued common stock to third parties during the six months immediately preceding the issuance of the Bonus shares, or $0.05 per share. Consideration for the purchase of such shares was in the form of a note in favor of the Company by each Officer/Director to whom the stock was awarded. The terms of the stock bonus plan and accompanying note are incorporated by reference and as an exhibit. There are no other contractual arrangements with any member of the Board of Directors.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

Security Ownership of Certain Beneficial Owners

     The following table sets forth the Common Stock ownership, including options to purchase stock, of each person known by the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each director individually and all officers and directors of the Company as a group as of December 31, 1999. Each person has sole voting and investment power with respect to the shares of Common Stock shown, unless otherwise noted, and all ownership is of record and beneficial.

Name and                 Number of                     Percentage
address of owner         Shares         Position       of Shares

Simon V. Skurkovich      2,116,770[1]   Chairman of     7.01%
802 Rollins Avenue                      the Board of
Rockville, MD 20852                     Directors

Edmond Buccellato          651,343[2]   CEO and         2.16%
6716 Faust Ave.                         Director
West Hills, CA 91307

Boris V. Skurkovich      3,047,020[3]   Director       10.09%
18 Blaisdell Ave.
Pawtucket, RI 01860

Joseph Bellanti            600,000[4]   Director        1.99%
607 Corewood Lane
Bethesda, MD 20816

Larry Loomis               725,000[5]   Director        2.40%
9110 Red Branch Rd.
Columbia, MD 21045

Leonard Millstein        3,665,159[6]   Director       12.14%
1677 Calle Alta
La Jolla, CA 92037

Richard Eamer                  -0-      Director        0.00%
2400 Broadway Ave.
Suite 500
Santa Monica, CA   90404

Jeanne Kelly               714,500[7]   Secretary/      2.37%
4515 Willard Ave.                       Treasurer
Chevy Chase, MD  20815

All officers and         11,519,792                    38.15%
directors as a
group (8 persons)

[1] Includes options to purchase up to 300,000 shares of common stock at an exercise price of $0.10 per share, and options to purchase up to 623,000 shares of common stock at an exercise price of $0.10 per share. Does not include 4,000,000 shares of common stock issued on January 11, 2000 through a stock bonus plan.

[2] Shares held in the names of the Edmond Buccellato (254,000), Edmond and Leana Buccellato Family Trust (153,000 shares), Edmond Buccellato and Leana Buccellato FBO the Buccellato Living Trust (20,000 shares), Amy Buccellato (8,400 shares), and Matthew Buccellato (10,490 shares). Includes options to purchase up to 50,000 shares of common stock at an exercise price of $0.10 per share and options to purchase up to 50,000 shares of common stock at an exercise price of $0.20 per share. Includes options to purchase up to 105,543 shares of common stock at an exercise price of $0.10 per share. Does not include 1,500,000 shares of common stock issued on January 11, 2000 through a stock bonus plan.

[3] Shares held in the name of Boris Skurkovich (575,020 shares), Carol Marjorie Dorros (550,000), Samuel Skurkovich (501,000 shares), and Samuel Aaron Skurkovich (1,121,000 shares). Includes options to purchase up to 100,000 shares of common stock at an exercise price of $0.01 per share; options to purchase up to 150,000 shares of common stock at an exercise price of $0.02 per share and options to purchase 50,000 shares of common stock at an exercise price of $0.10 per share. Does not include 1,500,000 shares of common stock issued on January 11, 2000 through a stock bonus plan.

[4] Includes options to purchase up to 100,000 shares of common stock at an exercise price of $0.20 per share and options to purchase up to 350,000 shares of common stock at an exercise price of $0.01 per share. All of the foregoing options have been assigned to the I Care Foundation.

[5] Shares held in the names of Larry Loomis (325,000 shares) and New Horizons Diagnostics, Inc. (200,000 shares). Includes options to purchase up to 75,000 shares of common stock at an exercise price of $0.20 per share and options to purchase up to 10,000 shares of common stock at an exercise price of $0.10 per share. Does not include 1,000,000 shares of common stock issued on January 11, 2000 through a stock bonus plan.

[6] Shares held in the names of Leonard Millstein (465,100 shares), Ellen Millstein (1,278,359 shares), William Millstein (888,350 shares) and Melvin Millstein (908,350 shares). Includes options to purchase up to 125,000 shares of common stock at an exercise price of $0.20 per share.

[7] Includes options to purchase up to 150,000 shares of common stock at an exercise price of $0.01 per share and options to purchase up to 100,000 shares of common stock at an exercise price of $0.10 per share and options to purchase up to 50,000 shares of common stock at an exercise price of $0.20 per share. Includes options to purchase up to 114,500 shares of common stock at an exercise price of $2.00 per share. Does not include 1,000,000 shares of common stock issued on January 11, 2000 through a stock bonus plan.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Simon Skurkovich, MD, the Company's Chairman of the Board of Directors and a shareholder of the Company advanced funds to pay a significant portion of the Company's expenses since 1989. At December 31, 1999 the cumulative amounts owed to Dr. Skurkovich by the Company for expenses paid by him on behalf of the Company was $262,776, and $1,255,962 for unpaid salaries and accrued interest. In consideration for writing off the unpaid salaries of $1,246,000 owed Dr. Skurkovich as of December 31, 1999, the Board of Directors authorized the issuance non-qualified stock options to purchase 623,000 shares of common stock at an exercise price of $0.10 per share, exercisable at any time between January 1, 2000 and December 31, 2005.

     Edmond Buccellato, the Company's Chief Executive Officer, member of the Board of Directors and a shareholder, was owed $207,985 for cumulative unpaid salaries as of December 31, 1999. In consideration for writing off the unpaid salaries of $207,985 owed Mr. Buccellato as of December 31, 1999, the Board of Directors authorized the issuance non-qualified stock options to purchase 105,543 shares of common stock at an exercise price of $0.10 per share, exercisable at any time between January 1, 2000 and December 31, 2005.

     The Company is currently indebted to Jeanne Kelly, the Company's Secretary/Treasurer in the amount of $229,000 for cumulative unpaid salaries and $13,381 for expenses advanced by Ms. Kelly through December 31, 1999. In consideration for writing off the cumulative unpaid salaries of $229,000 owed Ms. Kelly as of December 31, 1999, the Board of Directors authorized the issuance non-qualified stock options to purchase 114,500 shares of common stock at an exercise price of $0.10 per share, exercisable at any time between January 1, 2000 and December 31, 2005.

     The Company subleases 500 square feet of office space on a rent-free basis through December 31, 1999 and at the rate of $400 per month for the twelve months ending December 31, 2000. The office space is owned by Buccellato & Finkelstein, Inc. Mr. Buccellato is the CEO of the Company.

Sale of Unregistered Securities in the Fourth Quarter of 1999.

     Between January 1, 1999 and May 31, 1999, the Company issued
1,507,100 shares of common stock to individuals in consideration of the sum of $82,770. The foregoing securities were issued pursuant to
Section 4(2) of the Act and are restricted securities as that term is defined in Rule 144 of the Act.

     Between January 1, 1999 and May 31, 1999, the Company issued 197,490 shares of common stock individuals in consideration of services valued at $9,874. The foregoing securities were issued pursuant to
Section 4(2) of the Act and are restricted securities as that term is defined in Rule 144 of the Act.

     Between June 1, 1999 and December 31, 1999, the Company issued 2,202,600 shares of common stock to individuals in consideration of the sum of $110,130, including subscriptions receivable at December 31, 1999 of $32,500. The foregoing securities were issued pursuant to
Section 4(2) of the Act and are restricted securities as that term is defined in Rule 144 of the Act.

     On November 4, 1999 the Company cancelled 850,000 shares of common stock held in escrow under an escrow agreement dated July 1, 1991. Under the terms of that agreement, such shares were to be released to an individual based upon the Company receiving $2.5 million in cash prior to December 31, 1992. Since no such funds were received by the Company prior to December 31, 1992, the shares held in escrow were cancelled.

                              PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.
Exhibits

     The following documents are incorporated herein by reference from the Registrant's Form 10SB Registration Statement and all amendments thereto, which was filed with the Securities and Exchange Commission, and all exhibits thereto:

Exhibit
No.       Description

3.1       Articles of Incorporation.
3.2       Bylaws.
4.1       Specimen Stock Certificate.

     The following documents are incorporated herein:

27        Financial Data Schedule

10.1      Stock Bonus Plan dated January 11, 2000.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of April, 2000.

                              ADVANCED BIOTHERAPHY CONCEPTS, INC.
                              (Registrant)


                              BY:   /s/ Edmond Buccellato
                                   Edmond Buccellato, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 10th day of March, 2000.


SIGNATURES               TITLE                              DATE


/s/ Simon Skurkovich     Chairman of the Board of Directors 4/10/2000
Simon Skurkovich

/s/ Edmond Buccellato    President, CEO and member of the   4/10/2000
Edmond Buccellato        Board of Directors

/s/ Boris Skurkovich     Vice President and a member of the 4/10/2000
Boris Skurkovich         Board of Directors

/s/ Lawrence Loomis      Member of the Board of Directors   4/10/2000
Lawrence Loomis

/s/ Jeanne Kelly         Secretary/Treasurer                4/10/2000

/s/ Edmond Buccellato    Chief Financial Officer            4/10/2000
Edmond Buccellato