Form 10KSB/A
period 1999-12-31
ADVANCED BIOTHERAPY CONCEPTS INC
filed 2000-05-04
CIK 791833

================================================================================

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

State Issuer's revenues for its most recent fiscal year.
         December 31, 1999:  $-0-

================================================================================

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

2. All reports filed with the Securities and Exchange Commision subsequent to June 10, 1999.

Transitional Small Business Issuer Format
         YES [ ]   NO [X]

                          INTRODUCTION TO FORM 10-KSB/A

         Advanced Biotherapy Concepts, Inc. filed its Form 10-KSB on or around April 11, 2000 ("Form 10-KSB"). The Form 10-KSB contains certain typographical errors and inconsistencies which the Company hereby corrects by reason of the filing of this Form 10-KSB/A. The specific Items of this Form 10-KSB/A which contain corrections to the Form 10-KSB are set forth below:

     (a) Item 1. Business. "Technical Background" - In the paragraph beginning with the words "The Company's goal ..." (i) deleted the semicolon ";" after the word "product", (ii) deleted entirely the sentence "The antibodies, however, can be produced simultaneously";

     (b) Item 1. "Human Immunodeficiency"- Deleted the comma "," after the word "invading";

     (c) Item 1. "Federal Drug Administration Regulation" - In the paragraph beginning with the words "upon successful completion..." (i) changed the word "will" to "should" (ii) deleted the words "though they may also provide some" immediately before the words "information about effectiveness", (iii) deleted the "s" in the word "trials" found in the last sentence thereof;

     (d) Item 1. "Product Liability Exposure" - Deleted entirely the subparagraph beginning with the words "Because many of the Company's products....";

     (e) Item 1. "Patent Status and Protection of Proprietary Technology" - Corrected the word "recent" to read "recently";

     (f) Item 1. "Risk Factors" - Corrected Paragraph 1 thereof to insert the word "or" before the words "seek additional capital";

     (g) Item 1. "Risk Factors," Corrected Paragraph 4 thereof to delete the word "product" after the treatment referred to as "AGT-1";

     (h) Item 5. "Market for Registrant's Common Equity and Related Stockholders Matters" - Added the word "symbol" after the words "under the"; and

     (i) Item 6. "Management's Discussion and Analysis of Financial Condition and Result of Operations" - Corrected the dollar figure $500,000 to read $250,000 in accordance with Note 2 to the Financial Statements.

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

Business Objective

         The specific goal of the Company's business is to successfully develop, clinically test and obtain FDA approval for its products for AGT-1.

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

         The Company's goal is to produce, or have produced, a series of fully human antibodies, a commercializable product. Fully human antibodies are produced by genetic engineering and will result in a product which can be administered to patients on a long-term basis. The Company has identified several biotechnology companies that may develop and manufacture such antibodies for the Company. The availability of this technology makes it possible to produce safer and more standardized antibodies for large-scale production. It is estimated that it will take up to one year to produce such antibodies. The shelf life for the products developed by the Company is approximately one year.

Human Immunodeficiency

         The immune system has two principal responses in the fight against infectious attacks. The first is the production of antibodies, protein molecules that latch onto and neutralize foreign invaders such as bacteria and viruses. Antibodies are believed to coat microbes in a way that make them palatable to macrophage, scavenger cells, which destroy the invading cells. Each type of antibody acts on only a very specific target molecule, known as an antigen. Thus, antibodies designed to attack one type of infection are often ineffective against others.

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

Government Regulation

         The Company's activities are subject to extensive federal, state, county and local laws and regulations controlling the development, testing, manufacture and distribution of medical treatments. Most of the Company's products will be subject to regulation as therapeutics by the United States Food and Drug Administration ("FDA"), as well as varying degrees of regulation by a number of foreign governmental agencies. To comply with the FDA regulations regarding the manufacture and marketing of the Company's products, the Company may incur substantial costs relating to laboratory and clinical testing of new products and for the preparation and filing of documents in the formats required by the FDA. There are no assurances that the Company will receive FDA approval necessary to commercially market its products and that if the Company is successful it will not encounter delays in bringing its new products to market as a result of being required by the FDA to conduct and document additional investigations of product safety and effectiveness.

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

         Upon successful completion of the IND phase, the Company should be permitted to commence large-scale clinical trials with its substances. Clinical trials are conducted in three phases, normally involving progressively larger numbers of patients. The Company, in conjunction with its FDA consultant, will select key physicians and hospitals to actively conduct these studies. Phase I clinical trials will be concerned primarily with learning more about the safety of the drug, though they may also provide some information about the safety of the drug and information about effectiveness. Phase I testing is normally performed on healthy volunteers although for drugs directed at HIV/AIDS and cancer, testing on infected people is permitted. The test subjects are paid to submit to a variety of tests to learn what happens to a drug in the human body; how it is absorbed, metabolized and excreted, what effect it has on various organs and tissues; and what side effects occur as the dosages are increased. The principal objective is to determine the drugs' toxicity. Phase I trials generally involve 20-40 people at an estimated cost of $10,000 per patient, taking six months to one year to complete. The Company has previously conducted a Phase I pilot clinical trial in the U.S. as indicated below.

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

         Patient estimates for each phase of the clinical trial process are as follows:

     APPLICATION     PHASE I     PHASE II     PHASE III
     -----------     -------     --------     ---------
     MS                20          200          1,000

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

         The Company's most recently issued patent gives the Company patent protection for a new anti-cytokine approach to treating different autoimmune diseases. These include rheumatoid arthritis, multiple sclerosis, systemic lupus erythematosus and insulin-dependent diabetes, among others. The patented treatment uses various methods to neutralize or block specific combinations of cytokines and their receptors. In management's opinion, the Company's patented approach is broader in scope than certain other patented treatments.

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

RISK FACTORS

         1. Liquidity; Need for Additional Financing. The Company believes that it does not have the cash it needs for at least the next twelve months based upon its internally prepared budget. The Company's cash requirements, however, are not easily predictable and there is a possibility that its budget estimates will prove to be inaccurate. If the Company is unable to generate a positive cash flow before its cash is depleted, it will be required to curtail operations substantially, or seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, or if capital is available, to obtain it on terms favorable to the Company. The Company may suffer from a lack of liquidity in the future that could impair its short-term marketing and sales efforts and adversely affect its results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         4. Lack of Marketing and Sales Experience. The Company has not yet sold any products. After the necessary regulatory approvals are obtained, the Company intends to market and sell AGT-1, through a network of qualified independent distributors, agents, and key strategic partners, none of which are currently in place. There are no assurances that the Company can establish the necessary relationships for marketing and selling AGT-1, or that the network will successfully implement an effective marketing and sales strategy.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.

         The Company's administrative offices are located at 6355 Topanga Canyon Boulevard, Suite 510, Woodland Hills, California 91367 and its telephone number is (818) 883-3956. The Company leases 500 square feet of space. The annual base rental through December 31, 1999 was $-0- and the term of the lease was three years. The Company leases the foregoing office space from Buccellato & Finkelstein, Inc.

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

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

         As of February 15, 2000, the Company's securities were listed on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (the "Bulletin Board") under the symbol "ADVB." The table shows the high and low bid of the Company's Common Stock during the fiscal years 1998 and 1999:

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

          The Company has inadequate cash to maintain operations during the next twelve months. For the twelve-month period subsequent to December 31, 1999, the Company anticipates that its minimum cash requirements to continue as a going concern for the next twelve months will be approximately $250,000. In order to meet the foregoing cash requirements, the Company will have to sell securities or obtain a loan. There is no assurance, however, that the Company will be able to sell any securities or obtain a loan. The Company also intends to establish a collaborative relationship with either a pharmaceutical or biotechnological company that could result in the generation of royalty payments to the Company. As of the date hereof, the Company has not entered into agreements with any pharmaceutical or biotechnological companies. In the event that the Company does not raise additional capital from any of the foregoing sources, it may have to curtail operations.

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

         The Company also increased research and development expenses over 1998 in the amount of $19,209 related to clinical trials conducted during the year. Expenditures were $156,280 in 1999 and $137,071 in 1998. The Company also increased expenditures related to legal and accounting fees, over 1998, in the amount of $27,440 associated with the filing of Form 10-SB with the Securities and Exchange Commission during 1999. The Company also increased expenditures associated with patents and patents pending. Expenditures were $45,925 in 1999 and $23,149 in 1998. The Company's financing activities in terms of proceeds from the issuance of Common Stock, for working capital purposes, in addition to these changes, resulted in an increase of cash between 1998 and 1999 of $33,776. The Company did not realize any operating revenues through December 31, 1999.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Spokane, Washington
April 5, 2000

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                     ASSETS
                                                                       December 31,     December 31,
                                                                       1999             1998
                                                                       ------------     -------------
CURRENT ASSETS
Cash                                                                   $     34,958     $      1,182
                                                                       ------------     ------------
TOTAL CURRENT ASSETS                                                         34,958            1,182
                                                                       ------------     ------------
PROPERTY AND EQUIPMENT,
 net of depreciation                                                             --               --

OTHER ASSETS
 Patents and patents pending, net of
  accumulated amortization                                                  113,319           76,527
                                                                       ------------     ------------
      TOTAL ASSETS                                                     $    148,277     $     77,709
                                                                       ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable                                                       $     93,934     $     54,882
Loan payable to related party                                               257,076          257,076
Salaries payable                                                                 --        1,501,360
Accrued interest                                                                 --            9,962
                                                                       ------------     ------------
TOTAL CURRENT LIABILITIES                                                   351,010        1,823,280

LONG-TERM LIABILITIES
 Notes payable, related parties                                             213,381          213,381
                                                                       ------------     ------------
TOTAL LIABILITIES                                                           564,391        2,036,661
                                                                       ------------     ------------
COMMITMENTS AND CONTINGENCIES                                                    --               --

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $0.001 per
  share; 50,000,000 shares authorized;
  30,198,265 and 27,141,075 shares
  issued and outstanding                                                     30,198           27,141
 Subscriptions receivable                                                   (32,500)              --
 Stock options                                                              210,738               --
 Additional paid-in capital                                               2,770,305        2,552,654
 Deficit accumulated during the
  development stage                                                      (3,394,855)      (4,538,747)
                                                                       ------------     ------------
 TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (416,114)      (1,958,952)
                                                                       ------------     ------------
 TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                                     $    148,277     $     77,709
                                                                       ============     ============

   The accompanying notes are an integral part of these financial statements.

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS

                                                                                  FROM
                                                                                INCEPTION
                                                                                (12/02/85)
                                            YEARS ENDED DECEMBER 31,             THROUGH
                                               1999           1998               12/31/99
                                            -----------  -----------           ------------
REVENUES                                    $        --  $        --           $     89,947
                                            -----------  -----------           ------------
OPERATING EXPENSES
Research and development                        156,280      137,071              2,105,046
Professional fees                                35,308        7,868              1,121,751
Depreciation and
 amortization                                     9,134        5,850                407,782
Salaries and benefits                           120,000       85,000                751,501
Shareholder relations and
 transfer fees                                    7,600        9,747                128,146
Rent                                              1,800           --                111,054
General and administrative                        4,156       14,778                562,993
                                            -----------  -----------           ------------
                                                334,278      260,314              5,188,273
                                            -----------  -----------           ------------
Loss from operations                           (334,278)    (260,314)            (5,098,326)

Other income (expense)
Miscellaneous income                             22,000           --                 22,000
Interest income                                     259          402                  1,096
Interest expense                                (26,298)          --               (367,062)
                                            -----------  -----------           ------------
                                                 (4,039)         402               (343,966)
                                            -----------  -----------           ------------
Loss before extraordinary
 item                                          (338,317)    (259,912)            (5,442,292)

Extraordinary item,
 forgiveness of debt                          1,482,209           --              2,047,437
                                            -----------  -----------           ------------
NET INCOME (LOSS)                           $ 1,143,892  $  (259,912)           $(3,394,855)
                                            ===========  ===========           ============
BASIC NET INCOME (LOSS)
 PER COMMON SHARE                           $      0.04  $     (0.01)           $     (0.17)
                                            ===========  ===========           ============
DILUTED NET INCOME (LOSS)
 PER COMMON SHARE                           $      0.04  $     (0.01)           $     (0.17)
                                            ===========  ===========           ============
WEIGHTED AVERAGE NUMBER OF
BASIC COMMON STOCK
SHARES OUTSTANDING                           28,946,467   26,988,575             20,479,995
                                            ===========  ===========           ============
WEIGHTED AVERAGE NUMBER OF
DILUTED COMMON STOCK
SHARES OUTSTANDING                           30,981,467   26,988,575            20,479,995
                                            ===========  ===========           ============

   The accompanying notes are an integral part of these financial statements.

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                         COMMON STOCK                ADDITIONAL
                                                                      PAID-IN
                                     SHARES         AMOUNT            CAPITAL
                                   ----------     ----------         -----------
Balance,
 December 31, 1997                 26,836,075     $   26,836         $ 2,522,459

Common stock issued                   305,000             30             530,195

Net loss for the year
 ended December 31, 1998                   --              --                 --
                                   ----------     ----------         -----------
Balance,
 December 31, 1998                 27,141,075         27,141           2,552,654

Common stock issued at
 approximately $0.05
 per share                          3,158,000          3,158             151,993

Cancellation of escrowed
 shares                              (850,000)          (850)                850

Common stock issued for
 services at approximately
 $0.05 per share                       99,190             99               4,860

Contribution of capital
 by shareholders in form
 of foregone interest
 and rent                                  --             --              28,098

Stock subscriptions
 issued                               650,000            650              31,850

Stock options issued in
 exchange for forgiveness
 of accrued wages                          --             --                  --

Net income for the year
 ended December 31, 1999                   --             --                  --
                                   ----------     ----------         -----------
Balance,
 December 31, 1999                 30,198,265        $30,198         $ 2,770,305
                                   ==========     ==========         ===========

Required information regarding stock issuances prior to January 1, 1999 can be found in Note 7.

   The accompanying notes are an integral part of these financial statements.

                                      F-4a

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                DEFICIT
                                                                                ACCUMULATED
                                                                                DURING
                                            STOCK             STOCK             DEVELOPMENT
                                            SUBSCRIPTIONS     OPTIONS           STAGE
                                            -------------     ---------         ---------------
Balance,
 December 31, 1997                          $          --     $      --            $ (4,278,835)

Common stock issued                                    --            --                      --

Net loss for the year
 ended December 31, 1998                               --            --                (259,912)
                                            -------------     ---------         ---------------
Balance,
 December 31, 1998                                     --            --              (4,538,747)

Common stock issued at
approximately $0.05
 per share                                             --            --                      --

Cancellation of escrowed
 shares                                                --            --                      --

Common stock issued for
 services at approximately
 $0.05 per share                                       --            --                      --

Contribution of capital
 by shareholders in form
 of foregone interest
 and rent                                              --            --                      --

Stock subscriptions
 issued                                           (32,500)           --

Stock options issued in
 exchange for forgiveness
 of accrued wages                                      --       210,738                     --

Net income for the year
 ended December 31, 1999                               --            --               1,143,892
                                            -------------     ---------         ---------------
Balance,
 December 31, 1999                          $     (32,500)    $ 210,738         $    (3,394,855)
                                            =============     =========         ===============


Required information regarding stock issuances prior to January 1, 1999 can be found in Note 7.

   The accompanying notes are an integral part of these financial statements.

                                      F-4b

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS

                                                                                FROM
                                                                                INCEPTION
                                                                                (12/02/85)
                                                YEARS ENDED DECEMBER 31,        THROUGH
                                                   1999          1998            12/31/99
                                                -----------  -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                               $ 1,143,892  $  (259,912)       $ (3,394,855)
Adjustments to reconcile
 net loss to cash used in
 operating activities:
 Depreciation and
  amortization                                        9,134        5,850             407,782
 Extraordinary gain                              (1,482,209)          --          (1,684,068)
 Expenses paid through
  issuance of common
  stock                                               4,959           --             231,340
 Expenses paid through
  contribution of additional
  paid in capital                                    28,098           --              28,098
 Organization costs                                      --           --              (9,220)
 Increase (decrease) in:
  Accounts payable                                   39,052        9,506              93,934
  Accounts payable,
   related parties                                       --           --             257,076
  Salaries payable                                  181,624      168,360           1,682,984
  Accrued interest                                       --           --               9,962
                                                -----------  -----------        ------------
Net cash used in
 operating activities                               (75,450)     (76,196)         (2,376,967)

CASH FLOWS FROM
INVESTING ACTIVITIES
Purchase of fixed assets                                 --           --             (36,973)
Acquisition of patents                              (45,925)     (23,149)           (178,237)
                                                -----------  -----------        ------------
Net cash used in
 investing activities                               (45,925)     (23,149)           (215,210)

CASH FLOWS FROM
 FINANCING ACTIVITIES
Proceeds from issuance
 of common stock                                    155,151       30,500           2,413,754
Proceeds from
 notes payable                                           --           --             288,508
Payments on notes payable                                --           --             (75,127)
                                                -----------  -----------        ------------
Net cash provided by
 financing activities                               155,151       30,500           2,627,135
                                                -----------  -----------        ------------
Net increase (decrease)
 in cash                                             33,776      (68,845)             34,958

Cash, beginning                                       1,182       70,027                  --
                                                -----------  -----------        ------------
Cash, ending                                    $    34,958  $     1,182        $     34,958
                                                ===========  ===========        ============


                                      F-5a

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS

                                                                                FROM
                                                                                INCEPTION
                                                                                (12/02/85)
                                                YEARS ENDED DECEMBER 31,        THROUGH
                                                   1999          1998            12/31/99
                                                -----------  -----------        ------------
Supplemental disclosures:
 Interest paid                                  $        --  $        --        $     339,927
                                                ===========  ===========        =============
 Income taxes paid                              $        --  $        --        $          --
                                                ===========  ===========        =============
NON-CASH FINANCING AND INVESTING ACTIVITIES:

Professional fees
 and expenses                                   $    33,057  $     7,775        $    368,967
Common stock subscribed                         $    32,500  $        --        $     32,500


   The accompanying notes are an integral part of these financial statements.

                                      F-5b

PAGE 27
                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


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

                                                            ACCUMULATED
                                              COST          DEPRECIATION
                                            --------          --------
Lab equipment                               $ 27,582          $ 27,582
Office equipment                               4,839             4,839
Furniture and fixtures                         1,302             1,302
                                            --------          --------
                                            $ 33,723          $ 33,723
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

                                                                     ACCUMULATED    NET
                                                     COST           AMORTIZATION    AMOUNT
                                                   --------         ------------    ---------
Balance, at December 31, 1997                     $ 109,162            $ (49,934)   $  59,228

1998 activity                                        23,149               (5,850)      17,299
                                                   --------         ------------    ---------
Balance, at December 31, 1998                       132,311              (55,784)      76,527

1999 Activity                                        45,925               (9,133)      36,792
                                                   --------         ------------    ---------
Balance, December 31, 1999                        $ 178,236            $ (64,917)   $ 113,319
                                                  =========         ============    =========

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

NOTE 7 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Information regarding the number of shares issued and consideration received is as follows:

                                                     COMMON STOCK
                                    AMOUNT                                ADDITIONAL
                                    PER                                   PAID-IN
                                    SHARE      SHARES         AMOUNT      CAPITAL
                                    -----      ------         ------     ------------
Common stock issued for cash:
1985                                $ .50      100,000        $    100   $  49,900
1986                                 1.00      639,500             640     678,861
1987                                 1.00      850,500             850     759,650
1988                                 1.00       25,000              25      24,975
1993                                  .25    2,402,000           2,402     475,900
1995                                  .05    1,000,000           1,000      49,000
1996                                  .05      520,000             520      25,480
1997                                  .05      490,000             490      24,010
1997                                  .10    1,310,500           1,311     129,739
1997                                  .01      325,000             325       2,925
1998                                  .10      305,000             305      30,195
1999                                  .05    3,158,000           3,158     151,993
                                            ----------        --------   ---------
                                            11,125,500          11,126   2,402,628
                                            ----------        --------   ---------

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 7 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

                                              AMOUNT                                ADDITIONAL
                                              PER                                   PAID-IN
                                              SHARE      SHARES         AMOUNT      CAPITAL
                                              -----      ------         ------     ------------
Common stock issued for
 patents assigned:
1984                                            .01      550,000        5,500
1985, adjustment to reflect
change in number and par value
of shares outstanding                                   2,750,000       (2,200)       2,200
                                                        3,300,000        3,300        2,200
                                                       -----------     --------    --------
Common stock issued for acquisitions:
1985                                            .01    13,333,500       13,334      (41,112)
                                                       -----------     --------    --------
Common stock issued for note receivable:
1986                                           1.00        10,000           10       9,990
                                                       -----------     --------    --------
Contribution of additional
 paid in capital
1999                                             --                                 28,098
                                                       -----------     --------    --------
Stock subscriptions
1999                                            .05      650,000            650      31,850
                                                       -----------     --------    --------
Cancellation of escrowed shares
1999                                           .001     (850,000)          (850)        850
                                                       -----------     --------    --------

1989                                            .20       20,000             20       3,980
1989                                           1.10        5,000              5       5,495
1990                                            .50        3,500              4       1,746
1990                                            .62       14,750             14       9,131
1990                                            .66       10,875             11       7,166
1990                                            .80        8,250              8       6,592
1991                                            .31        7,000              7       2,163
1991                                            .34      100,000            100      33,900
1991                                           1.00        2,500              3       2,497
1991                                            .85       50,000             50      42,450
1992                                            .625       2,000              2       1,248
1992                                            .75       60,500             60      45,315
1993                                            .25      120,000            120      29,880
1996                                            .03      234,000            234       6,786
1996                                            .05       26,000             26       1,274
1996                                            .12       48,500             48       5,772
1997                                            .05      155,500            155       7,619
1999                                            .05       99,190             99       4,860
                                                       -----------     --------    --------
                                                        992,565             991     230,349
                                                       -----------     --------    --------

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 7 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

                                        AMOUNT     COMMON STOCK       ADDITIONAL
                                        PER        --------------     PAID-IN
                                        SHARE      SHARES  AMOUNT     CAPITAL
                                        -----      ------  ------   -----------
Common stock issued
to replace unrecorded
certificates
1988                                     .001       1,200        1           (1)
1992                                     .001         500        1           (1)
                                               ---------- --------  -----------
                                                    1,700        2           (2)
                                               ---------- --------  -----------
Common stock issued
for forgiveness of
accounts payable (1)
1990                                     .50       25,000       25       12,475
1996                                     .05      150,000      150        7,350
                                               ---------- --------  -----------
                                                  175,000      175       19,825
                                               ---------- --------  -----------
Common stock issued for
commissions (1)
1993                                    .001    1,260,000    1,260
                                               ---------- --------  -----------
Stock options issued
1993 - for debt
 repayment (1)                          .25       200,000      200       49,800
1991 - for
 services (1)                                                            35,825
                                               ----------  -------  -----------
Total                                          30,198,265  $30,198  $ 2,770,305
                                               ==========  =======  ===========

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

         GRANT             EXPIRATION          NUMBER OF        EXERCISE
         DATE              DATE                SHARES           PRICE
         --------          --------            --------         --------
         02/25/91          02/25/01            650,000             $ .20
         11/30/95          11/30/05            350,000               .01
         12/01/95          12/01/05             50,000               .20
         02/01/93          02/01/03            150,000               .01
         02/25/91          02/25/01            125,000               .20
         02/25/91          02/25/01             85,000               .20
         02/01/93          02/01/03            100,000               .01
         11/20/96          12/01/05            525,000               .10
         12/31/99          12/31/05            842,953               .10
                                             ---------
                           Total             2,877,953
                                             =========

Options exercisable at December 31, 1999 and 1998 are 2,877,953 and 2,035,000, respectively.

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

                                    YEAR-END          YEAR-END          FROM INCEPTION
                                    DECEMBER 31,      DECEMBER 31,      (12/02/85) TO
                                    1999              1998              12/31/99
                                    ------------      ------------      --------------
Loss from Operations before
extraordinary items                 $  (338,317)     $ (259,912)        $(5,442,292)

Extraordinary gains                   1,482,209              --           2,047,437
                                    ------------      ------------      --------------
Income (loss) available
to common stockholders
after inclusion
extraordinary items                 $ 1,143,892      $ (259,912)        $(3,394,855)
                                    ===========      =============      ==============
Weighted average number of
share used in basic EPS              28,946,467       26,988,575         20,479,995

Effect of dilutive
securities

Stock options                         2,035,000              --                  --
                                    ------------      ------------      --------------
Weighted average number
of common shares and
dilutive potential
conversion stock used
in diluted EPS                       30,981,467      26,988,575          20,479,995
                                    ===========      =============      ==============

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

On January 19, 2000, the Company engaged Cappello Capital of Santa Monica, California, to serve as the Company's investment banking firm and strategic advisor. Pursuant to the Company's agreement with Cappello Capital Corp. ("Agreement"), the Company agreed to issued to Cappello Capital Corp. or its designees, as partial compensation for its services, warrants to purchase up to ten percent (10%) of the issued and outstanding shares of the Company's Common Stock with an exercise price of $0.15 per share, which price represents the seventy-five (75) day moving average for the Company's Common Stock according to Bloomberg or a valuation on a fully diluted basis as determined by the initial applicable transaction consummated pursuant to the terms of the Agreement. The warrants are exercisable for ten years and have pre-emptive rights. A cash-less exercise may be used for all warrants transactions. No fees are payable to Cappello Capital Corp, in connection with the exercise of the warrants. The warrants will contain full, unconditional piggy-back registration rights without any holdback obligations. The warrant has vested and is deemed earned as of the date of the Agreement. Should Cappello Capital Corp. elect to cancel its Agreement with the Company within the first twelve months following the date thereof, then the Company would be entitled to cancel a pro rata share of the warrants based upon the number of days remaining in the one year period from the date of Cappello Capital Corp.'s notice of cancellation. The Company has not yet prepared the formal warrant document that will contain the terms set forth in the Agreement.

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

                                                              DATE OF          DATE OF
                                                              ELECTION OF      TERMINATION
NAME                       POSITION HELD                      DESIGNATION      OR RESIGNATION
---------------------      ---------------------             -------------     -----------------
Simon Skurkovich, M.D.     Chairman of the Board
                             of Directors                      11/6/85

Edmond Buccellato          CEO and member of the Board        11/16/95
                             of Directors

Boris Skurkovich, M.D.     Vice President and a member         12/6/86
                             of the Board of Directors

Joseph Bellanti, M.D.      Vice President and a member         12/6/86
                             of the Board of Directors

Lawrence Loomis            Member of the
                             Board of Directors                12/6/86

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


                     SUMMARY ACCRUED COMPENSATION TABLE
(a)         (b)      (c)         (d)          (e)          (f)         (g)        (h)     (i)
                                                                       SECURITIES
                                              OTHER                    UNDERLYING
NAME AND                                      ANNUAL       RESTRICTED  OTHER              ALL
PRINCIPAL                                     COMPEN-      STOCK       OPTIONS/   LTIP    COMPEN-
POSITION     YEAR    SALARY       BONUS       SATION       AWARD(S)    SARS       PAYOUTS SATION
                     ($)         ($)          ($)          ($)         (#)        ($)     ($)
-----------  ----    ---------   ------       -------      -------     --------   ------  --------
Simon        1999    $100,000
 Skurkovich  1998    $100,000      0          0            0           0          0       0
Chairman     1997    $150,000      0          0            0           0          0       0

Edmond       1999    $ 75,000
 Buccellato  1998    $ 50,000      0          0            0           0          0       0
President    1997    $100,000      0          0            0           0          0       0

Boris        1999           0
 Skurkovich  1998           0      0          0            0           0          0       0
Vice         1997           0      0          0            0           0          0       0
President

Joseph       1999           0
 Bellanti    1998           0      0          0            0           0          0       0
Vice         1997           0      0          0            0           0          0       0
 President

Lawrence     1999           0
 Loomis      1998           0      0          0            0           0          0       0
Director     1997           0      0          0            0           0          0       0


Jeanne       1999    $45,000
 Kelly       1998          0      0          0            0           0          0       0
Secretary    1997    $45,000      0          0            0           0          0       0
 Treasurer

Leonard      1999
 Millstein   1998          0      0          0            0           0          0       0
Director     1997          0      0          0            0           0          0       0

Richard      1999
 Eamer       1998          0      0          0            0           0          0       0
Director     1997          0      0          0            0           0          0       0

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

Option/SAR Grants.

         The following grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to officers and/or directors:

                                            NUMBER OF
                                            SECURITIES
                           NUMBER OF        UNDERLYING
                           SECURITIES       OPTIONS/SARS
                           UNDERLYING       GRANTED           EXERCISE       NUMBER OF
                           OPTIONS          DURING LAST       OR BASE        OPTIONS          EXPIRATION
NAME                       SARS GRANTED     12 MONTHS         PRICE($/SH)    EXERCISED        DATE
----------------           ------------     -------------     -----------    ----------       -----------
Simon Skurkovich           300,000                 0            $ 0.10          -0-              12/31/05
                           623,000           623,000            $ 0.10          -0-              12/31/05
Edmond Buccellato           50,000                 0            $ 0.10          -0-              12/31/05
                            50,000                 0            $ 0.20          -0-              12/31/05
                           105,453           105,453            $ 0.10          -0-              12/31/05
Boris Skurkovich           100,000                 0            $ 0.01          -0-              12/31/05
                           150,000                 0            $ 0.20          -0-              12/31/05
                            50,000                 0            $ 0.10          -0-              12/31/05
Jeanne Kelly               150,000                 0            $ 0.20          -0-              02/25/01
                           150,000                 0            $ 0.01          -0-              02/01/03
                            50,000                 0            $ 0.20          -0-              02/25/01
                           100,000                 0            $ 0.10          -0-              12/01/05
                           114,500           114,500            $ 0.10          -0-              12/31/05
Laurence Loomis            100,000                 0            $ 0.20          -0-              02/25/01
                            75,000                 0            $ 0.20          -0-              02/25/01
                            25,000                 0            $ 0.10          -0-              12/01/05
Leonard Millstein          100,000                 0            $ 0.20          -0-              01/25/01
                            25,000                 0            $ 0.20          -0-              02/25/01
Joseph Bellanti            100,000                 0            $ 0.20          -0-              02/25/01
                           350,000                 0            $ 0.01          -0-              11/20/05

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

NAME AND                            NUMBER OF                         PERCENTAGE
ADDRESS OF OWNER                    SHARES           POSITION          OF SHARES
-------------------                 ------------     --------         ----------
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

EXHIBIT
NO.               DESCRIPTION
---               ------------
3.1               Articles of Incorporation.
3.2               Bylaws.
4.1               Specimen Stock Certificate.

         The following documents are incorporated herein:

10.1              Stock Bonus Plan dated January 11, 2000.
27                Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of May, 2000.

                                             ADVANCED BIOTHERAPHY CONCEPTS, INC.
                                             (Registrant)


                                             BY: /s/ Edmond Buccellato
                                                 Edmond Buccellato, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 4th day of May, 2000.

SIGNATURES                          TITLE                              DATE
----------                          -----                              ----
/s/ Simon Skurkovich       Chairman of the Board of Directors         5/4/2000
Simon Skurkovich

/s/ Edmond Buccellato      President, CEO and member of the           5/4/2000
Edmond Buccellato          Board of Directors

/s/ Boris Skurkovich       Vice President and a member                5/4/2000
Boris Skurkovich           of the Board of Directors


/s/ Lawrence Loomis        Member of the Board of Directors           5/4/2000
Lawrence Loomis

/s/ Jeanne Kelly           Secretary/Treasurer                        5/4/2000

/s/ Edmond Buccellato      Chief Financial Officer                    5/4/2000
Edmond Buccellato