Form 10QSB
period 2000-03-31
ADVANCED BIOTHERAPY CONCEPTS INC
filed 2000-05-15
CIK 791833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2000

                                       OR

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
            from              to
                --------------  --------------

                         Commission file number 0-26323

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
             (Exact name or registrant as specified in its charter)

Nevada                                                95-4066865
(State of jurisdiction of                             (IRS Employer
incorporation or organization)                        Identification No.)

                          6355 Topanga Canyon Boulevard
                                    Suite 510
                        Woodland Hills, California 91367
          (Address of principal executive offices, including zip code)

                                 (818) 883-3956
              (Registrant's telephone number, including area code)

Indicate by mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES [ ] NO

As of March 31, 2000, the Registrant had 39,398,265 shares of common stock, $0.001 par value, outstanding.

      ---------------------------------------------------------------------

                                TABLE OF CONTENTS

ITEM                                                                    PAGE

                                     PART I.

1.    Financial Statements

     a.   Accountant's Review Report

     b.   Balance Sheets -- March 31, 2000 (unaudited) and December 31, 1999

     c. Statement of Operations -- Three Months Ended March 31, 2000, March 31, 1999 and from Inception through March 31, 2000

     d. Statement of Cash Flows -- Three Months Ended March 31, 2000, March 31, 1999 and from Inception through March 31, 2000

     e.   Notes to Financial Statements

2. Management's discussion and Analysis of Financial Condition and Results of Operations


                                    PART II.

2.    Changes In Securities

6.    Exhibits and Reports on Form 8-K

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                           ACCOUNTANT'S REVIEW REPORT

The Board of Directors
Advanced Biotherapy Concepts, Inc.
Woodland Hills, CA   91367

We have reviewed the accompanying balance sheet of Advanced Biotheraphy Concepts, Inc. (a Development Stage Enterprise), as of March 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the three-month period ended March 31, 2000. All information included in these financial statements is the representation of the management of Advanced Biotherapy Concepts, Inc.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 1999 were audited by us and we expressed an unqualified opinion on it in our report dated April 5, 2000. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has generated little revenue in the past years, and has a working capital deficit of $63,481 at March 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this issue are also discussed in Note 2, and include additional capitalization of the Company, as well as an attempt to decrease expenses. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
CERTIFIED PUBLIC ACCOUNTANTS
Spokane, Washington

May 9, 2000

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                        (A DEVELOPMENT STAGE ENTERPISE)
                                 BALANCE SHEETS


                                                      ASSETS

                                                                                           March 31,   December 31,
                                                                                              2000         1999
                                                                                          (Unaudited)
                                                                                         ------------  ------------
CURRENT ASSETS
Cash                                                                                      $    4,937   $     34,958
                                                                                         ------------  ------------
                                                                    TOTAL CURRENT ASSETS       4,937         34,958
                                                                                         ------------  ------------

PROPERTY AND EQUIPMENT, net of depreciation                                                        -              -
                                                                                         ------------  ------------

OTHER ASSETS
   Notes receivable-related party                                                            246,619              -
   Interest receivable                                                                         3,504              -
   Patents and patents pending, net of accumulated amortization                              111,503        113,319
                                                                                         ------------  ------------
                                                                      TOTAL OTHER ASSETS     361,626        113,319
                                                                                         ------------  ------------
                                                                            TOTAL ASSETS  $  366,563   $    148,277
                                                                                         ============  ============
                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                                                         $   68,418   $     93,934
 Loan payable to related party                                                                     -        257,076
                                                                                         ------------  ------------
                                                               TOTAL CURRENT LIABILITIES      68,418        351,010

LONG-TERM LIABILITIES
 Notes payable, related parties                                                              127,631        213,381
                                                                                         ------------  ------------

                                                                       TOTAL LIABILITIES     196,049        564,391
                                                                                         ------------  ------------
COMMITMENTS AND CONTINGENCIES                                                                      -              -
                                                                                         ------------  ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, par value $0.001 per share; 50,000,000 shares authorized;
   39,398,265 and 30,198,265 shares issued and outstanding                                    39,398         30,198
   Subscriptions receivable                                                                        -        (32,500)
   Stock options                                                                             210,738        210,738
   Stock warrants                                                                            168,665              -
   Additional paid-in capital                                                              3,223,545      2,770,305
   Deficit accumulated during the development stage                                       (3,471,832)    (3,394,855)
                                                                                         ------------  ------------
                                                    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)     170,514       (416,114)
                                                                                         ------------  ------------

                                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $  366,563   $    148,277
                                                                                         ============  ============

                                       See accompanying notes and accountant's review report.

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                        (A DEVELOPMENT STAGE ENTERPISE)
                             STATEMENT OF OPERATIONS


                                                                 From Inception
                                                                   December 2,
                                        Quarter Ended                1985
                                ------------------------------      Through
                                March 31, 2000 March 31, 1999    March 31, 2000
                                                                ----------------
                                 (Unaudited)    (Unaudited)       (Unaudited)
                                -------------  ---------------  ----------------
REVENUES                        $       -       $         -        $     89,947
                                -------------  ---------------  ----------------
OPERATING EXPENSES
 Research and development                648          4,279           2,105,694
 Professional fees                   189,338         12,518           1,311,089
 Depreciation and amortization         2,627          1,500             410,409
 Salaries and benefits                     -              -             751,501
 Contract services                    10,000              -              10,000
 Shareholder relations and
   transfer fees                       1,725          3,000             129,871
 Rent                                    450              -             111,504
 General and administrative            3,210            412             566,203
                                -------------  ---------------  ----------------
                                     207,998         21,709           5,396,271
                                -------------  ---------------  ----------------

Loss from operations                (207,998)       (21,709)         (5,306,324)

Other income (expense)
 Miscellaneous income                      -              -              22,000
   Internal gain on sale of
   securities                        129,445              -             129,445
 Interest income                       3,566             36               4,662
 Interest expense                     (1,990)             -            (369,052)
                                -------------  ---------------  ----------------
                                     131,021             36            (212,945)
                                -------------  ---------------  ----------------

Loss before extraordinary  item      (76,977)       (21,673)         (5,519,269)

Extraordinary item, forgiveness
   of debt                              -                 -           2,047,437
                                -------------  ---------------  ----------------

NET LOSS                        $    (76,977)   $   (21,673)       $ (3,471,832)
                                =============  ===============  ================

BASIC AND DILUTED NET LOSS
PER COMMON STOCK SHARE
OUTSTANDING                     $        nil    $       nil        $      (0.16)
                                =============  ===============  ================

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING          38,286,177     27,874,775          21,248,977
                                =============  ===============  ================

             See accompanying notes and accountant's review report.

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                        (A DEVELOPMENT STAGE ENTERPISE)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                               Deficit
                                                                                                              Accumulated
                                  Common Stock         Additional                                               During
                              ---------------------     Paid-in        Stock          Stock         Stock     Development
                               Shares      Amount       Capital     Subscriptions    Warrants      Options       Stage
                              ----------  ----------  ------------  -------------  -------------  ----------  -------------
Balance, December 31, 1997    26,836,075   $  26,836   $ 2,522,459   $          -   $          -   $      -5)  $ (4,278,835)

Common stock issued              305,000         305        30,195              -              -           -              -

Net loss for the year ended
 December 31, 1998                     -           -             -              -              -           -       (259,912)
                              ----------  ----------  ------------  -------------  -------------  ----------  -------------

Balance, December 31, 1998    27,141,075      27,141     2,552,654              -              -           -     (4,538,747)

Common stock issued at
 approximately $0.05 per
 share                         3,158,000       3,158       151,993              -              -           -              -

Cancellation of escrowed
 shares                         (850,000)       (850)          850              -              -           -              -

Common stock issued for
 services at approximately
 $0.05 per share                  99,190          99         4,860              -              -           -              -

Contribution of capital by
 shareholders in form of
 foregone interest and rent            -           -        28,098              -              -           -              -

Stock subscriptions issued       650,000         650        31,850        (32,500)             -           -              -

Stock options issued in
 exchange for forgiveness
 of accrued wages                      -           -             -              -              -     210,738              -

Net income for the year ended
 December 31, 1999                     -           -             -              -              -           -      1,143,892
                              ----------  ----------  ------------  -------------  -------------  ----------  -------------

Balance, December 31, 1999    30,198,265      30,198     2,770,305        (32,500)             -     210,738     (3,394,855)

Contribution of capital by
 shareholders in form of
 foregone interest and rent            -           -         2,440              -              -           -              -

Stock subscriptions paid               -           -             -         32,500              -           -              -

Stock bonus plan issued in
 exchange for loan payable
 and notes receivable          9,200,000       9,200       450,800              -              -           -              -

Stock warrants issued in
 exchange for services                 -           -             -              -        168,665

Net income for the three
 month period ended
 March 31, 2000                        -           -             -              -              -           -        (76,977)
                              ----------  ----------  ------------  -------------  -------------  ----------  -------------

Balance, March 31, 2000
 (Unaudited)                  39,398,265   $  39,398   $ 3,223,545   $          -   $    168,665   $ 210,738   $ (3,471,832)
                              ==========  ==========  ============  =============  =============  ==========  =============

                                       See accompanying notes and accountant's review report.


Required information regarding stock issuances prior to January 1, 1999 can be found in Note 8.

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                        (A DEVELOPMENT STAGE ENTERPISE)
                             STATEMENT OF CASH FLOWS

                                                                 From Inception
                                         Quarter Ended March     December 2,1985
                                                 31,                through
                                        -----------------------     March 31,
                                           2000        1999           2000
                                        (Unaudited)  (Unaudited)   (Unaudited)
                                        -----------  ---------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                       $  (76,977)  $  (21,673)    $(3,471,832)
Adjustments to reconcile
net loss to cash used in
operating activities:
 Depreciation and
 amortization                                2,627        1,500         410,409
 Extraordinary gain                              -            -      (1,684,068)
 Investment income                        (129,445)           -        (129,445)
Expenses paid through issuance
 of common stock                                 -            -         231,340
Expenses paid through issuance
 of common stock warrants                  168,665            -         168,665
Expenses paid through
 contribution of additional
 paid in capital                             2,440            -          30,538
Organization costs                               -            -          (9,220)
Decrease (increase) in:
 Interest receivable                        (3,504)           -          (3,504)
Increase (decrease) in:
Accounts payable                           (25,516)      (8,216)         68,418
Accounts payable, related parties         (129,444)           -         127,632
Salaries payable                                 -            -       1,682,984
Accrued interest                                 -            -           9,962
                                        -----------  ---------- ----------------
Net cash used in operating activities     (191,154)     (28,389)     (2,568,121)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                         -            -         (36,973)
 Internal gain on sale of securities       129,445            -         129,445
 Acquisition of patents                       (812)           -        (179,049)
                                        -----------  ---------- ----------------
Net cash provided (used) in investing
activities                                 128,633            -         (86,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of
common stock                                     -       73,120       2,413,754
Proceeds from stock
subscriptions                               32,500            -          32,500
Proceeds from notes payable                      -            -         288,508
Payments on notes payable                        -            -         (75,127)
                                        -----------  ---------- ----------------
Net cash provided by
financing activities                        32,500       73,120       2,659,635
                                       ------------  ----------  ---------------
Net increase (decrease) in cash            (30,021)      44,731           4,937

Cash, beginning                             34,958        1,182               -
                                        -----------  ----------  ---------------

Cash, ending                            $    4,937   $   45,913     $     4,937
                                        ===========  ==========  ===============
Supplemental disclosures:

 Interest paid                          $        -   $        -     $   339,927
                                        ===========  ========== ================
 Income taxes paid                      $        -   $        -     $         -
                                        ===========  ========== ================
                                                     4
NON-CASH FINANCING AND INVESTING
ACTIVITIES:

 Professional fees and expenses         $        -   $        -     $   368,967
 Common stock subscribed                $        -   $        -     $    32,500
 Common stock issued in exchange
 for a loan payable
 and notes receivable                   $  460,000   $        -     $   460,000
Warrants issued for services            $  168,665   $        -     $   168,665

             See accompanying notes and accountant's review report.

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                         (A DEVELOPMENT STAGE ENTERPISE)
                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000 and December 31, 1999

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

As shown in the accompanying financial statements, the Company incurred a net loss of $76,977 for the first quarter of 2000. At March 31, 2000, current liabilities exceed current assets by $63,481 and the Company has an accumulated deficit during the development stage at March 31, 2000 of $3,471,832. The future of the Company is dependent upon its ability to obtain financing, and upon future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system and products for treatment of viral and bacterial diseases of animals. Management has established plans designed to increase the capitalization of the Company and is actively seeking additional capital that will provide funds needed to increase liquidity, fund the research and development and therefore the internal growth of the Company, in order to fully implement its business plans. For the twelve-month period subsequent to December 31, 1999, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $250,000. The anticipated source of funds will be provided from the issuance for cash of additional common stock of the Company. In addition, management is actively seeking a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, cash requirements may be met through royalty or licensing fees. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting.

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                         (A DEVELOPMENT STAGE ENTERPISE)
                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000 and December 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

PROVISION FOR TAXES

At March 31, 2000, the Company had net operating loss carryforwards of approximately $3,400,000 which may be offset against future taxable income. No tax benefit has been reported in the financial statements, as the Company believes there is a 50% or greater chance that the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

IMPAIRED ASSET POLICY

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2000 and December 31, 1999.

RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

INTERIM FINANCIAL STATEMENTS

The interim financial statements as of and for the three months ended March 31, 2000, included herein have been prepared for the Company, without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                         (A DEVELOPMENT STAGE ENTERPISE)
                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000 and December 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE INSTRUMENTS

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At March 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The following is a summary of property, equipment and accumulated depreciation at March 31, 2000 and December 31, 1999.

                                                  Accumulated
                                  Cost           Depreciation
                              -----------       --------------
       Lab equipment           $ 27,582            $  27,582
       Office equipment           4,839                4,839
       Furniture and fixtures     1,302                1,302
                              -----------       --------------
                               $ 33,723            $  33,723
                              ===========       ==============

There was no depreciation expense for the period ended March 31, 2000 and the year ended December 31, 1999.

NOTE 4 - INTANGIBLE ASSETS

PATENTS AND PATENTS PENDING

Costs relating to the development and approval of patents, other than research and development costs, which are expensed, are capitalized and amortized using the straight-line method over seventeen years.

                                                 Accumulated
                                      Cost      amortization    Net amount
                                   ----------   -------------   ----------
  Balance, at December 31, 1998  $   132,311   $     (55,784)   $   76,527
  1999 Activity                       45,925          (9,133)       36,792
                                   ----------   -------------   ----------
  Balance, December 31, 1999         178,236         (64,917)      113,319
  2000 Activity                          811          (2,627)       (1,816)
                                   ----------   -------------   ----------
  Balance, March 31, 2000        $   179,047   $     (67,544)   $  111,503
                                   ==========   =============   ==========

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                         (A DEVELOPMENT STAGE ENTERPISE)
                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000 and December 31, 1999

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company's chairman and principal shareholder has advanced funds to pay a significant portion of the Company's expenses since 1989. At December 31, 1999, the cumulative amounts owed to the chairman for expenses amount to $257,076. Even though the chairman is not charging interest to the Company, interest was calculated at the applicable federal rate of 5.59% at December 31, 1999. This interest was recorded as interest expense and contributed capital in the accompanying financial statements. During 2000, the Company paid part of this note and the balance was used to offset a bonus stock sale to the chairman. At December 31, 1998 the amounts owing to the Company's chairman for accrued salary was $1,146,000. During 1999 an additional salary was accrued in the amount of $100,000. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, the chairman received options to purchase 623,000 shares of common stock at $0.10 per share. The value of these options, in the amount of $155,750, was used to reduce the accrued salary of the chairman. See Note 9. In 1999, the chairman forgave the balance of accrued salary of $1,090,250 along with accrued interest of $9,962. This is recorded in the financial statements as a component of extraordinary income.

At December 31, 1999, the Company owed its secretary/treasurer $13,381 for expenses paid in previous years and recorded in notes payable. During 2000, this note was used as partial payment for a bonus stock purchase by the secretary/treasurer. At December 31, 1998 the Company also owed $184,000 in unpaid salary recorded as salary payable. During 1999, additional salary in the amount of $45,000 was accrued for this employee. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, the secretary/treasurer received options to purchase 114,500 shares of common stock at $0.10 per share. The value of these options, in the amount of $28,625, was used to reduce the accrued salary of this employee/shareholder. See Note 9. In 1999, the secretary/treasurer forgave the balance of accrued salary in the amount of $200,375. This is recorded in the financial statements as a component of extraordinary income.

At December 31, 1998 the CEO of the Company was owed $171,360 in accrued salary. During 1999, a portion of this liability was paid. Also during 1999, additional salary in the amount of $75,000 was accrued. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, the CEO received options to purchase 105,453 shares of common stock at $0.10 per share. The value of these options in the amount of $26,363 was used to reduce the accrued salary of the CEO. See Note 9. In 1999, the CEO forgave the balance of accrued salary in the amount of $181,622. This is recorded in the financial statements as a component of extraordinary income.

Notes payable to related parties consist of loans payable to the chairman and principal shareholder and to another officer. During 2000, $85,750 of the notes was used to offset a bonus stock sale. The remaining notes have no specific due date, are currently uncollateralized, and are non-interest bearing, however, interest was calculated at the applicable federal rate in place at March 31, 2000 in the amount of 6.27%. This interest was recorded as interest expense and contributed capital in the accompanying financial statements.

During 2000 and 1999, the Company received the use of approximately 3,500 square feet of commercial building space on a rent-free basis from a firm owned by one of the Company's directors. The utilization of the facility in this manner is mutually beneficial to the Company and the owner of this otherwise empty facility. No formal agreement ____ memorializes this month-to-month arrangement. The value of the use of the facility is approximately $150 per month, and is recorded in the financial statements as rent expense and contributed capital.

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                         (A DEVELOPMENT STAGE ENTERPISE)
                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000 and December 31, 1999

NOTE 6 - INTERNAL GAIN ON SALE OF SECURITIES

During the quarter ending March 31, 2000, an officer of the Company sold stock at a gain shortly after purchasing stock through a stock bonus plan. In compliance with the Securities and Exchange Rule 16b, the stockholder remitted the gain to the Company. The gain amounted to $129,445 and is reflected in the income statement as internal gain on sale of securities.

Subsequent to the date of these financial statements, another officer remitted similar gains to the Company in the amount of $28,075.

NOTE 7 - YEAR 2000 ISSUES

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

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Information regarding the number of shares issued and consideration received is as follows:

                                         Common stock
                                --------------------------------
                                                                    Additional
                                Amount per                           Paid-in
                                  share      Shares      Amount      Capital
                                ------------------------------------------------
Common stock issued for cash:
1985                             $  .50       100,000   $     100     $   49,900
1986                               1.00       639,500         640        678,861
1987                               1.00       850,500         850        759,650
1988                               1.00        25,000          25         24,975
1993                                .25     2,402,000       2,402        475,900
1995                                .05     1,000,000       1,000         49,000
1996                                .05       520,000         520         25,480
1997                                .05       490,000         490         24,010
1997                                .10     1,310,500       1,311        129,739
1997                                .01       325,000         325          2,925
1998                                .10       305,000         305         30,195
1999                                .05     3,158,000       3,158        151,993
                                         ---------------------------------------
                                           11,125,500      11,126      2,402,628
                                         ---------------------------------------
Common stock issued for patents
assigned:
1984                                .01       550,000       5,500              0
1985, adjustment to reflect
change in number and par value
of shares outstanding                       2,750,000      (2,200)         2,200
                                         ---------------------------------------
                                            3,300,000       3,300          2,200
                                         ---------------------------------------

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                         (A DEVELOPMENT STAGE ENTERPISE)
                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000 and December 31, 1999

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

                                         Common stock
                                ---------------------------------
                                                                    Additional
                                Amount per                            Paid-in
                                  share      Shares     Amount        Capital
                               -------------------------------------------------
Common stock issued
for acquisitions:
1985                           $    .01    13,333,500   $  13,334    $  (41,112)
                                          --------------------------------------
Common stock issued
for note receivable:
1986                               1.00        10,000          10         9,990
2000                                .05     4,932,380       4,932       241,687
                                          --------------------------------------
                                            4,942,380       4,942       251,677
                                          --------------------------------------
Contribution of additional
paid in capital:
1999                                  -             -           -         28,098
2000                                  -             -           -          2,440
                                          --------------------------------------
                                                    -           -         30,538
                                          --------------------------------------

Stock subscriptions:
1999                                .05       650,000         650         31,850
                                          --------------------------------------

Cancellation of escrowed shares:
1999                               .001      (850,000)       (850)           850
                                          --------------------------------------

Common stock issued for services (1):
1988                                .50        25,000          25         12,475
1989                                .20        20,000          20          3,980
1989                               1.10         5,000           5          5,495
1990                                .50         3,500           4          1,746
1990                                .62        14,750          14          9,131
1990                                .66        10,875          11          7,166
1990                                .80         8,250           8          6,592
1991                                .31         7,000           7          2,163
1991                                .34       100,000         100         33,900
1991                               1.00         2,500           3          2,497
1991                                .85        50,000          50         42,450
1992                               .625         2,000           2          1,248
1992                                .75        60,500          60         45,315
1993                                .25       120,000         120         29,880
1996                                .03       234,000         234          6,786
1996                                .05        26,000          26          1,274
1996                                .12        48,500          48          5,772
1997                                .05       155,500         155          7,619
1999                                .05        99,190          99          4,860
                                          --------------------------------------
                                              992,565         991        230,349
                                          --------------------------------------

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                         (A DEVELOPMENT STAGE ENTERPISE)
                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000 and December 31, 1999

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

                                         Common stock
                                --------------------------------
                                                                      Additional
                                Amount per                             Paid-in
                                  share      Shares        Amount      Capital
                                ------------------------------------------------
Common stock issued to
replace unrecorded certificates:
1988                            $  .001    $   1,200  $          1 $         (1)
1992                               .001          500             1           (1)
                                         ---------------------------------------
                                               1,700             2           (2)
                                         ---------------------------------------
Common stock issued for
forgiveness of accounts
payable (1):
1990                                .50       25,000            25        12,475
1996                                .05      150,000           150         7,350
                                          --------------------------------------
                                             175,000           175        19,825
                                          --------------------------------------
Common stock issued in
payment of notes payable (1):
2000                                .05    1,714,995         1,715        84,035
                                          -------------------------------------
Common stock issued in
payment of loans payable (1):
2000                                .05    2,552,625         2,553       125,078
                                          --------------------------------------
Common stock issued
for commissions (1):
1993                               .001    1,260,000         1,260             -
                                          --------------------------------------
Stock options issued
1993 - for debt repayment (1)       .25      200,000           200        49,800
1991 - for services (1)                                                   35,825
                                          --------------------------------------
Total                                     39,398,265     $  39,398   $ 3,223,545
                                          ======================================

(1)Per share amounts determined by information deemed most reliable based on circumstances of each case: trading price at time of issuance or value of services received.

STOCK BONUS PLAN

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

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                         (A DEVELOPMENT STAGE ENTERPISE)
                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000 and December 31, 1999

NOTE 9 - STOCK OPTIONS AND ISSUANCE COMMITMENTS

On February 25, 1991, the Corporation granted non-statutory options to purchase stock to members of its board of directors, officers, and outside consultants. These remaining options offer a total of 860,000 shares at a price of $.20 per share with an exercise period of February 25, 1991, to February 25, 2001. Additional options were issued effective February 1, 1993, for a total of 250,000 shares at a price of $.01 per share, with an exercise period of February 1, 1993, to February 1, 2003. During 1995, options for 50,000 shares were granted at $.20 per share which expire in 2005. Also in 1995, options for 350,000 shares were granted at $.01 per share expiring in 2005. During 1996, options for 525,000 shares were granted at $.10 per share. The shares purchased will be restricted and, therefore, may not be transferred without registration under applicable Federal and State securities laws.

Stock options granted to a director of the Company for 325,000 shares at a price of $.01 were exercised in 1997. On December 31, 1999, three officers of the Company received 842,953 stock options in partial payment of accrued salaries. In accordance with Statement or Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.10, risk free interest rate at 5%, expected life at 5 years, and expected volatility at 30%. At December 31, 1999, the Company recorded $210,738 ($0.25 per options) to reduce accrued wages for the value of these options based upon these Black Scholes assumptions. These stock options are exercisable immediately, and expire on December 31, 2005. See Note 5. No options were exercised or cancelled in the three-month period ended March 31, 2000, or the year ending December 31, 1999.

          Grant date      Expiration date  Number of shares     Exercise price
      --------------------------------------------------------------------------
           02/25/91          02/25/01           650,000            $.20
           11/30/95          11/30/05           350,000             .01
           12/01/95          12/01/05            50,000             .20
           02/01/93          02/01/03           150,000             .01
           02/25/91          02/25/01           125,000             .20
           02/25/91          02/25/01            85,000             .20
           02/01/93          02/01/03           100,000             .01
           11/20/96          12/01/05           525,000             .10
           12/31/99          12/31/05           842,953             .10
                                             ------------
            Total                             2,877,953
                                             ============

Options exercisable at March 31, 2000 and December 31, 1999 are 2,877,953.

NOTE 10 - INCOME (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of diluted shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share as inclusion of the common stock equivalents would be antidilutive.

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                         (A DEVELOPMENT STAGE ENTERPISE)
                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000 and December 31, 1999

NOTE 11 - NON-CASH COMMITMENT

On January 19, 2000, the Company engaged Cappello Capital Corp. of Santa Monica, California, to serve as the Company's investment banking firm and strategic advisor. Pursuant to the Company's agreement with Cappello Capital Corp. ("Agreement"), the Company agreed to issue to Cappello Capital Corp. or its designees, as partial compensation for its services, warrants to purchase up to 4,685,135 shares of Company Common Stock with an exercise price of $0.15 per share. The warrants are exercisable for ten years. A cash-less exercise may be used for all warrant transactions. No fees are payable to Cappello Capital Corp. in connection with the exercise of the warrants. The warrants will contain full, unconditional piggy-back registration rights without any holdback obligations. Should Cappello Capital Corp. elect to cancel its Agreement with the Company within the first twelve months following the date thereof, then the Company would be entitled to cancel a pro rata share of the warrants based upon the number of days remaining in the one year period from the date of Cappello Capital Corp.'s notice of cancellation.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVES RISKS AND UNCERTAINTIES, INCLUDING STATEMENTS REGARDING THE PERIOD OF TIME WHICH THE COMPANY'S EXISTING CAPITAL RESOURCES FROM VARIOUS RESOURCES WILL BE ADEQUATE TO SATISFY ITS CAPITAL REQUIREMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION, AS WELL AS IN THE SECTIONS ENTITLED BUSINESS, TECHNICAL BACKGROUND, RISK FACTORS, DESCRIPTION OF PROPERTIES, LEGAL PROCEEDINGS, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS, MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S MATTERS OF THE COMPANY'S ANNUAL REPORT (FORM 10-KSB/A) FOR THE FISCAL YEAR ENDING DECEMBER 31, 1999.

Results of Operations

Liquidity and Capital Resources.

     As of March 31, 2000, the Company has issued and outstanding 39,398,265 shares of its Common Stock to officers, directors and others. The Company is a development stage company and has no material assets. The Company had $4,937 in cash as of March 31, 2000.

Three Months Ended March 31, 2000 and 1999.

     For the three months ended March 31, 2000, the Company realized a net loss from operations of $76,977 compared to a net loss from operations of $21,673 for the three months ended ending March 31, 1999. The Company increased professional fees over 1999 in the amount of $176,820 principally related to the valuation of warrants issued to the Company's investment banking firm and financial advisor, Cappello Capital Corp. During the quarter ending March 31, 2000, an officer of the Company sold stock at a gain shortly after purchasing stock through a stock bonus plan. In compliance with the Securities and Exchange Rule 16b, the stockholder remitted the gain to the Company. The gain amounted to $129,445 and is reflected in the income statement as internal gain on sale of securities. The Company realized The Company did not realize any operating revenues through March 31, 2000.

                                     PART II

Item 2.

     (c) On April 18, 2000, the Company sold in a private placement to accredited investors certain convertible demand notes ("Notes") in the aggregate principal amount of $75,000. The Company did not pay any underwriting discounts or commissions in connection with such private placement. The Notes are payable upon 15 days' written demand. The Notes are convertible into shares of Company Common Stock at the rate of one share of Common Stock for each fifty cents ($0.50) of the amount of principal and/or accrued interest so converted. The foregoing conversion price is subject to adjustment for stock splits, stock dividends or similar distributions in respect of the Common Stock occurring after the date of such Notes. The Notes were sold to Alexander L. Cappello, a director of the Company, and other principals and affiliates of Cappello Capital Corp., the Company's financial advisor.

     The form of warrant to be issued by the Company to Cappello Capital Corp. or its designees has been negotiated with Cappello Capital Corp., the Company's financial advisor, which warrant had been previously disclosed in the Company's Form 10-KSB/A. The form of warrant will include, in addition to piggyback registration rights, certain demand registration rights.

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
      Exhibit (10) Common Stock Warrant
      Exhibit (27) Financial Data Schedule

Dated:  May 12, 2000                      ADVANCED BIOTHERAPY CONCEPTS,
                                      INC.

                                    By:  /s/ Edmond Buccellato
                                          Edmond Buccellato, President

                                    By:  /s/  Jeanne Kelly
                                          Jeanne Kelly, Secretary/Treasurer