Form 10QSB
period 2000-06-30
ADVANCED BIOTHERAPY CONCEPTS INC
filed 2000-08-14
CIK 791833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2000

                                       OR

     [  ] Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from -------------- to
          --------------


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

[X] YES [ ] NO

As of June 30, 2000, the Registrant had 39,398,265 shares of common stock, $0.001 par value, issued and outstanding.

      ---------------------------------------------------------------------

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  JUNE 30, 2000

                                TABLE OF CONTENTS

ITEM                                                                       PAGE

                                     PART I.



1.    Financial Statements:

     a.   Accountant's Review Report                                        1

     b.   Balance Sheets                                                    2

     c.   Statements of Operations                                          3

     d.   Statement of Stockholders' Equity (Deficit)                       4

     e.   Statements of Cash Flows                                          5

     f.   Notes to Financial Statements                                     6

2     Management Discussion and Analysis of Financial
          Conditions and Results of Operations                             15


                                    PART II.

2.    Changes in Securities                                                17

6.    Exhibits and Reports on Form 8-K                                     18

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

                           ACCOUNTANT'S REVIEW REPORT


The Board of Directors
Advanced Biotherapy Concepts, Inc.
Woodland Hills, CA   91367

We have reviewed the accompanying balance sheet of Advanced Biotherapy Concepts, Inc. (a development stage enterprise), as of June 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for the quarter and six months then ended. All information included in these financial statements is the representation of the management of Advanced Biotherapy Concepts, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has generated little revenue in the past years, and has a working capital deficit of $177,998 at June 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this issue are also discussed in Note 2, and include additional capitalization of the Company, as well as an attempt to decrease expenses. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Williams & Webster, P.S.
CERTIFIED PUBLIC ACCOUNTANTS
Spokane, Washington
August 9, 2000

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                     ASSETS

                                                                                         June 30,
                                                                                           2000            December 31,
                                                                                       (Unaudited)             1999
                                                                                      -------------        --------------
CURRENT ASSETS
   Cash                                                                                $     7,584         $      34,958
                                                                                      -------------        --------------
                                                            TOTAL CURRENT ASSETS             7,584                34,958
                                                                                      -------------        --------------

PROPERTY AND EQUIPMENT, net of depreciation                                                      -                     -
                                                                                      -------------        --------------

OTHER ASSETS
   Notes receivable-related party                                                          246,619                     -
   Interest receivable                                                                       7,489                     -
   Patents and patents pending, net of
      accumulated amortization                                                             131,389               113,319
                                                                                      -------------        --------------
                                                              TOTAL OTHER ASSETS           385,497               113,319
                                                                                      -------------        --------------
                                                                    TOTAL ASSETS      $    393,081               148,277
                                                                                      =============        ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                           $     84,018         $      93,934
   Accrued interest                                                                          1,564                     -
   Notes payable, related parties                                                          100,000                     -
   Loan payable to related party                                                                 -               257,076
                                                       TOTAL CURRENT LIABILITIES           185,582               351,010
                                                                                      -------------        --------------

LONG-TERM LIABILITIES
   Notes payable, related parties                                                          127,631               213,381
                                                                                      -------------        --------------
                                                               TOTAL LIABILITIES           313,213               564,391
                                                                                      -------------        --------------
COMMITMENTS AND CONTINGENCIES                                                                    -                     -
                                                                                      -------------        --------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, par value $0.001 per share;
      50,000,000 shares authorized; 39,398,265 and
      30,198,265 shares issued and outstanding                                              39,398                30,198
   Subscriptions receivable                                                                      -               (32,500)
   Stock options                                                                           210,738               210,738
   Stock warrants                                                                          168,665                     -
   Additional paid-in capital                                                            3,226,010             2,770,305
   Deficit accumulated during the development stage                                     (3,564,943)           (3,394,855)
                                                                                      -------------        --------------
                                             TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           79,868              (416,114)
                                                                                      -------------        --------------



                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)     $    393,081         $     148,277
                                                                                      =============        ==============

            See accompanyiong notes and accountant's review report.

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS


                                                                                                                     From Inception
                                                       Quarter Ended                       Six Months Ended        December 2, 1985
                                            ----------------------------------   -------------------------------
                                            June 30, 2000       June 30, 1999    June 30, 2000     June 30, 1999        Through
                                                                                                                     June 30, 2000
                                                                                                                   -----------------
                                             (Unaudited)         (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)
                                            -------------       --------------   -------------     -------------   -----------------
REVENUES                                     $         -         $       -        $         -       $         -     $       89,947
                                            -------------       --------------   -------------     -------------   -----------------
OPERATING EXPENSES
  Research and development                         5,044                6,540           5,692            10,819          2,110,738
  Professional fees                               53,865               29,911         243,203            42,429          1,364,954
  Depreciation and amortization                    2,975                1,500           5,602             3,000            413,384
  Salaries and benefits                           13,757                    -          13,757               -              765,258
  Contract services                               28,076                    -          38,076               -               38,076
  Shareholder relations and transfer fees          5,485                1,600           7,210             4,600            135,356
  Rent                                               450                    -             900               -              111,954
  General and administrative                      12,021                  531          15,231               943            578,224
                                            -------------       --------------   -------------     -------------   -----------------
                                                 121,673               40,082         329,671            61,791          5,517,944
                                            -------------       --------------   -------------     -------------   -----------------
Loss from operations                            (121,673)             (40,082)       (329,671)          (61,791)        (5,427,997)

Other income (expense)
  Miscellaneous income                                 -                    -               -                 -             22,000
  Internal gain on sale of securities             28,075                    -         157,520                 -            157,520
  Interest income                                  4,066                   97           7,632               133              8,728
  Interest expense                                (3,579)                   -          (5,569)              -             (372,631)
                                            -------------       --------------   -------------     -------------   -----------------
                                                  28,562                   97         159,583               133           (184,383)
                                            -------------       --------------   -------------     -------------   -----------------

Loss before extraordinary  item                  (93,111)             (39,985)       (170,088)          (61,658)        (5,612,380)

Extraordinary item, forgiveness of debt                -                    -               -                 -          2,047,437

NET LOSS                                     $   (93,111)        $    (39,985)    $  (170,088)      $   (61,658)    $   (3,564,943)
                                            =============       ==============   =============     =============   =================
BASIC AND DILUTED NET LOSS
  PER COMMON STOCK SHARE
  OUTSTANDING                                $       nil         $        nil     $       nil       $       nil     $        (0.17)
                                            =============       ==============   =============     =============   =================
WEIGHTED AVERAGE NUMBER OF
  BASIC AND DILUTED COMMON
  STOCK SHARES OUTSTANDING                    39,398,265           28,671,802      38,842,221        28,144,741         21,560,892
                                            =============       ==============   =============     =============   =================

             See accompanying notes and accountant's review report.

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                                         DEFICIT
                                                                                                                       ACCUMULATED
                                              COMMON STOCK        ADDITIONAL                                             DURING
                                       ------------------------
                                                                   PAID-IN         STOCK        STOCK        STOCK      DEVELOPMENT
                                          SHARES       AMOUNT      CAPITAL     SUBSCRIPTIONS   WARRANTS     OPTIONS        STAGE
                                       ------------  ----------  ------------  -------------  ----------   ---------  --------------
Balance, December 31, 1997              26,836,075   $  26,836   $ 2,522,459   $          -   $       -    $      -   $  (4,278,835)

Common stock issued                        305,000         305        30,195              -           -           -               -

Net loss for the year ended
  December 31, 1998                              -           -             -              -           -           -        (259,912)
                                       ------------  ----------  ------------  -------------  ----------   ---------  --------------

Balance, December 31, 1998              27,141,075      27,141     2,552,654              -           -           -      (4,538,747)

Common stock issued at
  approximately $0.05 per share          3,158,000       3,158       151,993              -           -           -               -

Cancellation of escrowed shares           (850,000)       (850)          850              -           -           -               -

Common stock issued for services
  at approximately $0.05 per share          99,190          99         4,860              -           -           -               -

Contribution of capital by
  shareholders in form of
  foregone interest and rent                     -           -        28,098              -           -           -               -

Stock subscriptions issued                 650,000         650        31,850        (32,500)          -           -               -

Stock options issued in exchange
  for forgiveness of accrued wages               -           -             -              -           -     210,738               -

Net income for the year ended
  December 31, 1999                              -           -             -              -           -           -       1,143,892
                                       ------------   ---------  ------------  -------------  ----------   ---------  --------------

Balance, December 31, 1999              30,198,265      30,198     2,770,305        (32,500)          -     210,738      (3,394,855)

Contribution of capital by
  shareholders in form of
  foregone interest and rent                     -           -         4,905              -           -           -               -

Stock subscriptions paid                         -           -             -         32,500           -           -               -

Stock issued as part of stock
  bonus plan in exchange for loan
  payable and notes receivable           9,200,000       9,200       450,800              -           -           -               -

Stock warrants issued in exchange
  for services at $0.036 per warrant             -           -             -              -     168,665

Net income for the six month
  period ended June 30, 2000                     -           -             -              -           -           -        (170,088)
                                       ------------  ----------  ------------  -------------  ----------   ---------  --------------

Balance, June 30, 2000
  (Unaudited)                           39,398,265   $  39,398   $ 3,226,010   $          -   $ 168,665    $210,738   $  (3,564,943)
                                       ============  ==========  ============  =============  ==========   =========  ==============


Required information regarding stock issuances prior to January 1, 1999 can be found in Note 8.

             See accompanying notes and accountant's review report.

                       ADVANCED BIOTHERAPY CONCEPTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                                                    From Inception
                                                                                                                   December 2, 1985
                                                       Quarter Ended June 30,          Six Months Ended June 30,        through
                                                    -----------------------------   -----------------------------
                                                         2000            1999            2000            1999        June 30, 2000
                                                     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
                                                    -------------   -------------   -------------   -------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                   $    (93,111)   $    (39,985)   $   (170,088)   $    (61,658)  $     (3,564,943)
Adjustments to reconcile net loss
to cash used in operating activities:
  Depreciation and amortization                            2,975           1,500           5,602           3,000            413,384
  Extraordinary gain                                           -               -               -               -         (1,684,068)
  Investment income                                      (28,075)              -        (157,520)              -           (157,520)
  Expenses paid through issuance
    of common stock                                            -               -               -               -            231,340
  Expenses paid through issuance
    of common stock warrants                                   -               -         168,665               -            168,665
  Expenses paid through contribution
    of additional paid in capital                          2,465               -           4,905               -             33,003
  Organization costs                                           -               -               -               -             (9,220)
  Decrease (increase) in:
    Interest receivable                                   (3,986)              -          (7,489)              -             (7,489)
  Increase (decrease) in:
    Accounts payable                                      15,600             893          (9,916)         (7,323)            84,018
    Accounts payable, related parties                          -               -        (129,444)              -            127,632
    Salaries payable                                           -         (12,756)              -         (12,756)         1,682,984
    Accrued interest                                       1,564               -           1,564               -             11,526
                                                    -------------   -------------   -------------   -------------  -----------------

Net cash used in operating activities                   (102,568)        (50,348)       (293,721)        (78,737)        (2,670,688)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                     -               -               -               -            (36,973)
  Internal gain on sale of securities                     28,075               -         157,520               -            157,520
  Acquisition of patents                                 (22,860)              -         (23,673)              -           (201,910)
                                                    -------------   -------------   -------------   -------------  -----------------

Net cash provided (used) in investing activities           5,215               -         133,847               -            (81,363)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                       -          15,550               -          88,670          2,413,754
  Proceeds from stock subscriptions                            -               -          32,500               -             32,500
  Proceeds from notes payable                            100,000               -         100,000               -            388,508
  Payments on notes payable                                    -               -               -               -            (75,127)
                                                    -------------   -------------   -------------   -------------  -----------------
Net cash provided by financing activities                100,000          15,550         132,500          88,670          2,759,635

                                                    -------------   -------------   -------------   -------------  -----------------

Net increase (decrease) in cash                            2,647         (34,798)        (27,374)          9,933              7,584

Cash, beginning                                            4,937          45,913          34,958           1,182                  -
                                                    -------------   -------------   -------------   -------------  -----------------

Cash, ending                                        $      7,584    $     11,115    $      7,584    $     11,115   $          7,584
                                                    =============   =============   =============   =============  =================

Supplemental disclosures:

  Interest paid                                     $          -    $          -    $          -    $          -   $        339,927
                                                    =============   =============   =============   =============  =================
  Income taxes paid                                 $          -    $          -    $          -    $          -   $              -
                                                    =============   =============   =============   =============  =================

NON-CASH FINANCING AND INVESTING ACTIVITIES:

  Professional fees and expenses                    $          -    $          -    $          -    $          -   $        368,967
  Common stock subscribed                           $          -    $          -    $          -    $          -   $         32,500
  Common stock issued in exchange for a
    loan payable and notes receivable               $          -    $          -    $    460,000    $          -   $        460,000
  Warrants issued for services                      $          -    $          -    $    168,665    $          -   $        168,665

             See accompanying notes and accountant's review report.

                        ADVANCED BIOTHERAPY CONCEPTS, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2000 AND DECEMBER 31, 1999


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Advanced Biotherapy Concepts, Inc. (hereinafter "the Company"), was incorporated December 2, 1985 under the laws of the State of Nevada. The Company is involved in the research and development of the treatment of autoimmune diseases in humans. The Company is currently conducting research in Maryland. The Company's fiscal year-end is December 31.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $170,088 for the first six-months of 2000. At June 30, 2000, current liabilities exceed current assets by $177,998 and the Company has an accumulated deficit during the development stage at June 30, 2000 of $3,564,943. The future of the Company is dependent upon its ability to obtain financing, and upon future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system and products for treatment of viral and bacterial diseases of animals. Management has established plans designed to increase the capitalization of the Company and is actively seeking additional capital that will provide funds needed to increase liquidity, fund the research and development and therefore the internal growth of the Company, in order to fully implement its business plans. For the twelve-month period subsequent to June 30, 2000, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $500,000. The anticipated source of funds will be the issuance of additional common stock of the Company for cash and convertible debt. (See Note 12). In addition, management is actively seeking a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, cash requirements may be met through royalty or licensing fees. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting.

                        ADVANCED BIOTHERAPY CONCEPTS, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2000 AND DECEMBER 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

PROVISION FOR TAXES

At June 30, 2000, the Company had net operating loss carryforwards of approximately $3,500,000 which may be offset against future taxable income. No tax benefit has been reported in the financial statements, as the Company believes there is a 50% or greater chance that the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

IMPAIRED ASSET POLICY

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2000 and December 31, 1999.

RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

INTERIM FINANCIAL STATEMENTS

The interim financial statements as of and for the quarter and six months ended June 30, 2000, included herein, have been prepared for the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

                        ADVANCED BIOTHERAPY CONCEPTS, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2000 AND DECEMBER 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE INSTRUMENTS

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At June 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The following is a summary of property, equipment and accumulated depreciation at June 30, 2000 and December 31, 1999.

                                      COST         ACCUMULATED DEPRECIATION
                                   -----------     ------------------------
       Lab equipment               $   27,582          $   27,582
       Office equipment                 4,839               4,839
       Furniture and fixtures           1,302               1,302
                                        -----               -----
                                   $   33,723          $   33,723
                                       ======              ======

There was no depreciation expense for the period ended June 30, 2000 or for the year ended December 31, 1999.

NOTE 4 - INTANGIBLE ASSETS

PATENTS AND PATENTS PENDING

Costs relating to the development and approval of patents, other than research and development costs, which are expensed, are capitalized and amortized using the straight-line method over seventeen years.

                                                   ACCUMULATED
                                      COST        AMORTIZATION      NET AMOUNT
                                  -------------  ---------------  -------------
  Balance, at December 31, 1998    $   132,311    $    (55,784)    $    76,527
  1999 Activity                         45,925          (9,133)         36,792
                                  -------------  ---------------  -------------
  Balance, December 31, 1999           178,236         (64,917)        113,319
  2000 Activity                         23,672          (5,602)         18,070
                                  -------------  ---------------  -------------
  Balance, June 30, 2000           $   201,908    $    (70,519)    $   131,389
                                  =============  ===============  =============

                       ADVANCED BIOTHERAPY CONCEPTS, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                      June 30, 2000 and December 31, 2000


NOTE 5 - RELATED PARTY TRANSACTIONS

The Company's chairman and principal shareholder has advanced funds to pay a significant portion of the Company's expenses since 1989. At December 31, 1999, the cumulative amounts owed to the chairman for expenses amount to $257,076. Even though the chairman was not charging interest to the Company, interest was calculated at the applicable federal rate of 5.59% at December 31, 1999. This interest was recorded as interest expense and contributed capital in the accompanying financial statements. During 2000, the Company paid part of this note and the balance was used to offset a bonus stock sale to the chairman. At December 31, 1998, the amounts owing to the Company's chairman for accrued salary was $1,146,000. During 1999, additional salary was accrued in the amount of $100,000. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, the chairman received options to purchase 623,000 shares of common stock at $0.10 per share. The value of these options, in the amount of $155,750, was used to reduce the accrued salary of the chairman. See Note 9. In 1999, the chairman forgave the balance of accrued salary of $1,090,250 along with accrued interest of $9,962. This is recorded in the financial statements as a component of extraordinary income.

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

At December 31, 1998, the CEO of the Company was owed $171,360 in accrued salary. During 1999, a portion of this liability was paid. Also during 1999, additional salary in the amount of $75,000 was accrued. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, the CEO received options to purchase 105,453 shares of common stock at $0.10 per share. The value of these options in the amount of $26,363 was used to reduce the accrued salary of the CEO. See Note 9. In 1999, the CEO forgave the balance of accrued salary in the amount of $181,622. This is recorded in the financial statements as a component of extraordinary income.

$100,000 of the notes payable to related parties are convertible demand notes and are therefore recorded as current liabilities. These notes bear interest at 10.5%, are uncollateralized, and are payable upon fifteen days written notice. At the option of the note holders, these notes can be converted to common stock of the Company at the rate of $0.25 per share. In addition, the accrued interest may also be converted to common shares of the Company at $0.25 per share.

The remaining notes payable to related parties consist of loans payable to the chairman and principal shareholder and to another officer. During 2000, $85,750 of the notes was used to offset a bonus stock sale. The remaining notes have no specific due date, are currently uncollateralized, and are non-interest bearing, however, interest was calculated at the applicable federal rate in place at June 30, 2000 in the amount of 6.35%. This interest was recorded as interest expense and contributed capital in the accompanying financial statements.

                        ADVANCED BIOTHERAPY CONCEPTS, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                       June 30, 2000 and December 31, 2000


NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

NOTE 6 - INTERNAL GAIN ON SALE OF SECURITIES

During the six months ending June 30, 2000, officers of the Company sold stock at a gain shortly after purchasing stock through a stock bonus plan. In compliance with the Securities and Exchange Rule 16b, the stockholder remitted the gain to the Company. The gain amounted to $157,520 and is reflected in the income statement as internal gain on sale of securities.

NOTE 7 - YEAR 2000 ISSUES

Like other companies, Advanced Biotherapy Concepts, Inc. could be adversely affected if the computer systems it, or its suppliers or customers, uses do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. Any costs related to Year 2000 compliance are expensed as incurred. At this time, there have been no known effects to the Company in regards to the Year 2000 issue.

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Information regarding the number of shares issued and consideration received is as follows:

                                                  Common stock
                                    ----------------------------------------------
                                        Amount per                                     Additional
                                          share            Shares        Amount     Paid-in Capital
                                    ----------------------------------------------------------------
Common stock issued for cash:
1985                                     $  .50            100,000      $    100     $    49,900
1986                                       1.00            639,500           640         678,861
1987                                       1.00            850,500           850         759,650
1988                                       1.00             25,000            25          24,975
1993                                        .25          2,402,000         2,402         475,900
1995                                        .05          1,000,000         1,000          49,000
1996                                        .05            520,000           520          25,480
1997                                        .05            490,000           490          24,010
1997                                        .10          1,310,500         1,311         129,739
1997                                        .01            325,000           325           2,925
1998                                        .10            305,000           305          30,195
1999                                        .05          3,158,000         3,158         151,993
                                                  --------------------------------------------------
                                                        11,125,500      $ 11,126     $ 2,402,628
                                                  --------------------------------------------------

                        ADVANCED BIOTHERAPY CONCEPTS, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                       June 30, 2000 and December 31, 2000


NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

                                                               Common stock
                                               --------------------------------------------
                                                 Amount per                                     Additional
                                                   share            Shares          Amount   Paid-in Capital
                                               ----------------------------------------------------------------

Common stock issued for patents assigned:
1984                                             $   .01           550,000        $  5,500        $       0
1985, adjustment to reflect change in
number and par value of shares
outstanding                                                      2,750,000          (2,200)           2,200
                                                             --------------------------------------------------
                                                                 3,300,000           3,300            2,200
                                                             --------------------------------------------------

Common stock issued for acquisitions:
1985                                                 .01        13,333,500          13,334          (41,112)
                                                             --------------------------------------------------

Common stock issued for note receivable:
1986                                                1.00            10,000              10            9,990
2000                                                 .05         4,932,380           4,932          241,687
                                                             --------------------------------------------------
                                                                 4,942,380           4,942          251,677
                                                             --------------------------------------------------

Contribution of additional paid in capital:
1999                                                   -                 -               -           28,098
2000                                                   -                 -               -            2,440
                                                             --------------------------------------------------
                                                                         -               -           30,538
                                                             --------------------------------------------------

Stock subscriptions:
1999                                                 .05           650,000             650           31,850
                                                             --------------------------------------------------

Cancellation of escrowed shares:
1999                                                .001          (850,000)           (850)             850
                                                             --------------------------------------------------

Common stock issued for services (1):
1988                                                 .50            25,000             25            12,475
1989                                                 .20            20,000              20            3,980
1989                                                1.10             5,000               5            5,495
1990                                                 .50             3,500               4            1,746
1990                                                 .62            14,750              14            9,131
1990                                                 .66            10,875              11            7,166
1990                                                 .80             8,250               8            6,592
1991                                                 .31             7,000               7            2,163
1991                                                 .34           100,000             100           33,900
1991                                                1.00             2,500               3            2,497
1991                                                 .85            50,000              50           42,450
1992                                                .625             2,000               2            1,248
1992                                                 .75            60,500              60           45,315
1993                                                 .25           120,000             120           29,880
1996                                                 .03           234,000             234            6,786
1996                                                 .05            26,000              26            1,274


                        ADVANCED BIOTHERAPY CONCEPTS, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                      June 30, 2000 and December 31, 2000


NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

                                                               Common stock
                                               --------------------------------------------
                                                 Amount per                                     Additional
                                                   share            Shares          Amount   Paid-in Capital
                                               ----------------------------------------------------------------

1996                                             $   .12            48,500        $     48        $   5,772
1997                                                 .05           155,500             155            7,619
1999                                                 .05            99,190              99            4,860
                                                             --------------------------------------------------
                                                                   992,565             991          230,349
                                                             --------------------------------------------------

Common stock issued to replace unrecorded certificates:
1988                                                .001             1,200               1               (1)
1992                                                .001               500               1               (1)
                                                             --------------------------------------------------
                                                                     1,700               2               (2)
                                                             --------------------------------------------------


Common stock issued for forgiveness of accounts payable (1):
1990                                                 .50            25,000              25           12,475
1996                                                 .05           150,000             150            7,350
                                                             --------------------------------------------------
                                                                   175,000             175           19,825
                                                             --------------------------------------------------

Common stock issued in payment of notes payable (1):
2000                                                 .05         1,714,995           1,715           84,035
                                                             --------------------------------------------------

Common stock issued in payment of loans payable (1):
2000                                                 .05         2,552,625           2,553          125,078
                                                             --------------------------------------------------

Common stock issued for commissions (1):
1993                                                .001         1,260,000           1,260                -
                                                             --------------------------------------------------

Stock options issued
1993 - for debt repayment (1)                        .25           200,000             200           49,800
1991 - for services (1)                                                                              35,825
                                                             --------------------------------------------------
Total                                                           39,398,265        $ 39,398      $ 3,223,545
                                                             ==================================================

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

                       ADVANCED BIOTHERAPY CONCEPTS, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                      June 30, 2000 and December 31, 1999


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

Stock options granted to a director of the Company for 325,000 shares at a price of $.01 were exercised in 1997. On December 31, 1999, three officers of the Company received 842,953 stock options in partial payment of accrued salaries in the amount of $210,738. In addition the same three officers forgave the balance of their accrued salaries and interest in the amount of $1,482,209 (See Note 5). In accordance with Statement or Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.10, risk free interest rate of 5%, expected life of 5 years, and expected volatility of 30%. At December 31, 1999, the Company recorded $210,738 ($0.25 per options) to reduce accrued wages for the value of these options based upon these Black Scholes assumptions. These stock options are exercisable immediately, and expire on December 31, 2005. See Note 5. No options were exercised or cancelled in the six-month period ended June 30, 2000, or the year ending December 31, 1999.

                Grant date               Expiration date           Number of shares         Exercise price
        ---------------------------- ------------------------- ------------------------- ------------------
                  02/25/91                   02/25/01                    650,000               $.20
                  11/30/95                   11/30/05                    350,000                .01
                  12/01/95                   12/01/05                     50,000                .20
                  02/01/93                   02/01/03                    150,000                .01
                  02/25/91                   02/25/01                    125,000                .20
                  02/25/91                   02/25/01                     85,000                .20
                  02/01/93                   02/01/03                    100,000                .01
                  11/20/96                   12/01/05                    525,000                .10
                  12/31/99                   12/31/05                    842,953                .10
                                                                         -------
                  Total                                                2,877,953
                                                                       =========

Options exercisable at June 30, 2000 and December 31, 1999 are 2,877,953.

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

                        ADVANCED BIOTHERAPY CONCEPTS, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                      June 30, 2000 and December 31, 1999


NOTE 11 - NON-CASH COMMITMENT

On January 19, 2000, the Company engaged an investment banking firm and, as partial compensation for its services, issued warrants to purchase up to 4,685,135 shares of Company Common Stock with an exercise price of $0.15 per share. The warrants are exercisable for ten years. A cash-less exercise may be used for all warrant transactions. No fees are payable to the investment advisor in connection with the exercise of the warrants, which contain full, unconditional piggy-back registration rights without any holdback obligations. Should the investment firm elect to cancel its agreement with the Company within the first twelve months, the Company would be entitled to cancel a pro rata share of the warrants based upon the number of days remaining in the one year period from the date of notice of cancellation.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to the date of these financial statements, but prior to their issuance, the Company sold in a private placement, to accredited investors, approximately $570,000 of convertible subordinated debt due and payable September 30, 2004. The debt bears interest at the rate of 10% per annum payable semi-annually in cash or additional convertible subordinated debt. In connection with the placement of such debt, the Company is obligated to pay a placement fee of 7.5% in the form of cash or convertible subordinated debt, to its financial advisor, together with an option to purchase an equivalent principal amount of convertible subordinated debt at the face amount thereof exercisable for a period of ten years. This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulagated under the Securities Act.

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Liquidity and Capital Resources.

     As of June 30, 2000, the Company has issued and outstanding 39,398,265 shares of its Common Stock to officers, directors and others. The Company is a development stage company and has no material assets. The Company had $7,584 in cash as of June 30, 2000.

Three Months Ended June 30, 2000 and 1999

For the three months ended June 30, 2000, the Company realized a net loss from operations of $121,673 compared to a net loss from operations of $40,082 for the three months ended June 30, 1999. The Company increased professional fees over 1999 in the amount of $23,954 principally increased legal fees related to its regulatory filing requirements with the Securities and Exchange Commission and other corporate matters. The Company also paid salaries of $13,757 and contract services in the amount of $28,076. During the quarter ended June 30, 2000, an officer of the Company, in compliance with the Securities and Exchange Rule 16b, remitted to the Company the gain realized from the sale of stock after purchasing such stock through a stock bonus plan. The gain amounted to $28,075 which is reflected in the income statement as internal gain on sale of securities.

Six Months Ended June 30, 2000 and 1999.

     For the six months ended June 30, 2000, the Company realized a net loss from operations of $329,671 compared to a net loss from operations of $61,791 for the six months ended June 30, 1999. The Company increased professional fees over 1999 in the amount of $200,774 principally related to the valuation of warrants issued to the Company's investment banking firm and financial advisor, Cappello Capital Corp., and increased legal fees related to its regulatory filing requirements with the Securities and Exchange Commission and other corporate matters. During the 6 months ended June 30, 2000, two officers of the Company sold stock at a gain after purchasing stock through a stock bonus plan. In compliance with the Securities and Exchange Rule 16b, the stockholders remitted the gains to the Company. The gains amounted to $129,445 for one officer, $28,075 for the other officer, both which are reflected in the income statement as internal gain on sale of securities.

                                    Part II

     Item 2. (c) (i) During the quarter ended June 30, 2000, the Company sold in a private placement to accredited investors certain convertible demand notes in aggregate principal amount of $100,000 ("Notes"), of which the sale of $25,000 of such Notes is initially reported in this Form 10-QSB, and the sale of $75,000 of such Notes was reported previously by the Company in its Form 10-QSB for the quarter ended March 31, 2000. The Company did not pay any underwriting discounts or commissions in connection with such private placement. The Notes are payable upon 15 days' written demand. The Notes are convertible into shares of Company Common Stock at the rate of one share of Common Stock for each twenty-five cents ($0.25) of the amount of principal and/or accrued interest so converted. The foregoing conversion price is subject to adjustment for stock splits, stock dividends or similar distributions in respect of the Common Stock occurring after the date of such Notes. The Notes were sold to John M. Bendheim, a director of the Company, Alexander L. Cappello, a director of the Company, and certain principals and affiliates of Cappello Capital Corp., the Company's financial advisor.


               (ii) For the period July 1, 2000, through August 9, 2000, the Company sold in a private placement to accredited investors approximately $570,000 of convertible subordinated debt due and payable September 30, 2004 ("Convertible Subordinated Debt"). The Convertible Subordinated Debt bears interest at the rate of 10% per annum payable semi-annually in cash or additional Convertible Subordinated Debt. In connection with the placement of such Convertible Subordinated Debt, the Company is obligated to pay its financial advisor, Cappello Capital Corp., a placement fee of 7.5%, either in cash or, at the financial advisor's option, in shares of Company Common Stock, together with an option to purchase an equivalent principal amount of Convertible Subordinated Debt at the face amount thereof exercisable for a period of ten years. The Convertible Subordinated Debt is convertible into shares of Company Common Stock at a conversion price per share equal to twenty-five cents ($0.25), subject to certain anti-dilution provisions. The Company offered the Convertible Subordinated Debt pursuant to

               Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. The proceeds from the placement of Convertible Subordinated Debt will be used for the following primary purposes: approximately 50% of the proceeds raised as of August 9, 2000, for payment of operating costs, including certain salaries to key personnel, and the balance of the proceeds raised as of August 9, 2000, for payment of scientific development costs and for continued patent application legal costs, and to pursue certain collaborative relationships with other biotechnology or pharmaceutical companies.

          The form of Convertible Subordinated Debt Instrument is filed as an Exhibit to this Form 10-QSB.

      Item 6.       Exhibits and Reports on Form 8-K

                    (a) Exhibit (10) Convertible Subordinated Debt Instrument Exhibit (27) Financial Data Schedule

                    (b) No reports on Form 8-K were filed during the quarter for which this report on Form 10-QSB is filed.

Dated: August 14, 2000

Advanced Biotherapy Concepts, Inc.



By:  \s\ Edmond Buccellato                        By:  \s\  Jeanne Kelly
         President                                          Secretary/Treasurer