Form 10QSB
period 2000-09-30
ADVANCED BIOTHERAPY INC
filed 2000-11-14
CIK 791833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

0-36323
(Commission file number)

ADVANCED BIOTHERAPY, INC.
(Exact name or registrant as specified in its charter)

Delaware (State of jurisdiction of incorporation or organization)	95-4066865 (IRS Employer Identification No.)

6355 Topanga Canyon Boulevard
Suite 510
Woodland Hills, California 91367
(Address of principal executive offices, including zip code)

(818) 883-3956
(Registrant's telephone number, including area code)

             Indicate by mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             As of September 30, 2000, the Registrant had 39,848,265 shares of common stock, $0.001 par value, issued and outstanding.

ADVANCED BIOTHERAPY, INC.
(formerly Advanced Biotherapy Concepts, Inc.)
(A Development Stage Enterprise)

September 30, 2000

SIGNATURES	20

PART I.

Item 1.   Financial Statements

ACCOUNTANT’S REVIEW REPORT

The Board of Directors
Advanced Biotherapy Concepts, Inc.
Woodland Hills, CA 91367

             We have reviewed the accompanying balance sheet of Advanced Biotherapy, Inc., (formerly Advanced Biotherapy Concepts, Inc.) (a development stage enterprise), as of September 30, 2000, and the related statements of operations, stockholders’ equity, and cash flows for the three and nine months then ended. All information included in these financial statements is the representation of the management of Advanced Biotherapy, Inc.

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

             The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated little revenue in the past years, and has suffered recurring losses from operations resulting in an accumulated deficit of $3,900,000 at September 30, 2000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 8, 2000

ADVANCED BIOTHERAPY, INC.
(formerly Advanced Biotherapy Concepts, Inc.)
(A Development Stage Enterprise)
BALANCE SHEETS

	September 30, 2000	December 31, 1999

	(unaudited)
ASSETS
Current assets:
Cash	$853,428	$34,958

Total current assets	853,428	34,958

Property and equipment, net of depreciation	4,257	—

Other assets
Notes receivable-related party	246,619	—
Interest receivable	11,519	—
Deferred loan origination fees, net of accumulated amortization	84,399	—
Patents and patents pending, net of accumulated amortization	157,234	113,319

Total other assets	499,771	113,319

Total assets	$1,357,456	$148,277

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$181,958	$93,934
Payroll and payroll taxes payable	21,807	—
Accrued interest	14,822	—
Loan payable to related party	—	257,076

Total Current Liabilities	218,587	351,010

Long-Term liabilities:
Convertible debt	1,176,750	—
Notes payable, related parties	127,631	213,381

Total Long-Term Liabilities	1,304,381	213,381

Total Liabilities	1,522,968	564,391

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 39,848,265 and 30,198,265 shares issued and outstanding	39,848	30,198
Subscriptions receivable	—	(32,500)
Stock options	210,738	210,738
Stock warrants	168,665	—
Additional paid-in capital	3,231,483	2,770,305
Deficit accumulated during the development stage	(3,816,246)	(3,394,855)

Total stockholders’ equity (deficit)	(165,512)	(416,114)

Total liabilities and stockholders’ equity (deficit)	$1,357,456	$148,277

See accompanying notes and accountant’s review report.

ADVANCED BIOTHERAPY, INC.
(formerly Advanced Biotherapy Concepts, Inc.)
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

	Quarter Ended		Nine Months Ended

	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999	From Inception December 2, 1985 Through September 30, 2000

	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$—	$—	$—	$—	$89,947

Operating expenses
Research and development	876	1,588	6,568	12,407	2,111,614
Promotional fees	15,020	—	15,020	—	15,020
Professional fees	72,858	—	316,061	42,429	1,437,812
Depreciation and amortization	7,410	1,500	13,012	4,500	420,794
Salaries and benefits	81,773	—	95,530	—	847,031
Contract services	12,419	—	50,495	—	50,495
Shareholder relations and transfer fees	9,573	1,500	16,783	5,500	144,929
Rent	5,050	—	5,950	—	117,004
General and administrative	38,768	1,283	53,999	2,826	616,992

	243,747	5,871	573,418	67,662	5,761,691

Income (loss) from operations	(243,747)	(5,871)	(573,418)	(67,662)	(5,671,744)

Other income (expense):
Miscellaneous income	—	22,000	—	22,000	22,000
Internal gain on sale of securities	—	—	157,520	—	157,520
Interest income	8,659	15	16,291	148	17,387
Interest expense	(16,215)	—	(21,784)	—	(388,846)

	(7,556)	22,015	152,027	22,148	(191,939)

Loss before income taxes	(251,303)	16,144	(421,391)	(45,514)	(5,863,683)

Income taxes	—	—	—	—	—

Loss before extraordinary item	(251,303)	16,144	(421,391)	(45,514)	(5,863,683)
Extraordinary item, forgiveness of debt	—	—	—	—	2,047,437

Net loss	$(251,303)	$16,144	$(421,391)	$(45,514)	$(3,816,246)

Basic and diluted net loss per common stock share outstanding	$(0.01)	$ nil	$(0.01)	$ nil	$(0.17)

Weighted average number of basic and diluted common stock shares outstanding	39,573,265	28,913,475	39,087,681	28,587,386	21,868,510

See accompanying notes and accountant’s review report.

ADVANCED BIOTHERAPY, INC.
(formerly Advanced Biotherapy Concepts, Inc.)
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Stock	Stock	Stock	Deficit Accumulated During Development

	Shares	Amount	Capital	Subscriptions	Warrants	Options	Stage

Balance, December 31, 1997	26,836,075	$26,836	$2,522,459	$—	$—	$—	$(4,278,835)
Common stock issued	305,000	305	30,195	—	—	—	—
Net loss for the year ended December 31, 1998	—	—	—	—	—	—	(259,912)

Balance, December 31, 1998	27,141,075	27,141	2,552,654	—	—	—	(4,538,747)
Common stock issued at approximately $0.05 per share	3,158,000	3,158	151,993	—	—	—	—
Cancellation of escrowed shares	(850,000)	(850)	850	—	—	—	—
Common stock issued for services at approximately $0.05 per share	99,190	99	4,860	—	—	—	—
Contribution of capital by shareholders in form of foregone interest and rent	—	—	28,098	—	—	—	—
Stock subscriptions issued	650,000	650	31,850	(32,500)	—	—	—
Stock options issued in exchange for forgiveness of accrued wages	—	—	—	—	—	210,738	—
Net income for the year ended December 31, 1999	—	—	—	—	—	—	1,143,892

Balance, December 31, 1999	30,198,265	30,198	2,770,305	(32,500)	—	210,738	(3,394,855)
Contribution of capital by shareholders in form of foregone interest and rent	—	—	7,328	—	—	—	—
Stock subscriptions paid	—	—	—	32,500	—	—	—
Stock issued as part of stock bonus plan in exchange for loan payable and notes receivable	9,200,000	9,200	450,800	—	—	—	—
Stock warrants issued in exchange for services at $0.036 per warrant	—	—	—	—	168,665	—	—
Stock issued for cash at $0.01 from the exercise of options	350,000	350	3,150	—	—	—	—
Stock adjustment	100,000	100	(100)	—	—	—	—
Net loss for the nine month period ended September 30, 2000	—	—	—	—	—	—	(421,391)

Balance, September 30, 2000 (Unaudited)	39,848,265	$39,848	$3,231,483	$—	$168,665	$210,738	$(3,816,246)

Required information regarding stock issuance's prior to January 1, 1999 can be found in Note 8.

See accompanying notes and accountant’s review report.

ADVANCED BIOTHERAPY, INC.
(formerly Advanced Biotherapy Concepts, Inc.)
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,		From Inception December 2, 1985 through September 30,

	2000	1999	2000

	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(421,391)	$(45,514)	$(3,816,246)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	13,012	4,500	420,794
Extraordinary gain	—	—	(1,684,068)
Investment income	(157,520)	—	(157,520)
Expenses paid through issuance of common stock	—	—	231,340
Expenses paid through issuance of common stock warrants	168,665	—	168,665
Expenses paid through contribution of additional paid in capital	7,328	—	35,426
Organization costs	—	—	(9,220)
Decrease (increase) in:
Accounts receivable	—	(22,000)	—
Interest receivable	(11,519)	—	(11,519)
Deferred loan origination costs	(88,256)
Increase (decrease) in:
Accounts payable	88,024	(5,707)	181,958
Accounts payable, related parties	(129,444)	—	127,632
Payroll and payroll taxes payable	21,807	(20,055)	1,704,791
Accrued interest	14,822	—	24,784

Net cash used in operating activities	(494,472)	(88,776)	(2,783,183)
Cash flows from investing activities:
Purchase of fixed assets	(4,411)	—	(41,384)
Internal gain on sale of securities	157,520	—	157,520
Acquisition of patents	(52,917)	—	(231,154)

Net cash provided (used) in investing activities	100,192	—	(115,018)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,500	88,670	2,417,254
Proceeds from stock subscriptions	32,500	—	32,500
Proceeds from notes payable	1,276,750	—	1,565,258
Payments on notes payable	(100,000)	—	(175,127)

Net cash provided by financing activities	1,212,750	88,670	3,839,885

Net increase (decrease) in cash	818,470	(106)	941,684
Cash, beginning	34,958	1,182	—

Cash, ending	$853,428	$1,076	$941,684

Supplemental disclosures:
Interest paid	$984	$—	$340,911

Income taxes paid	$—	$—	$—

Non-cash financing and investing activities:
Professional fees and expenses	$7,328	$—	$376,295
Common stock subscribed	$—	$—	$32,500
Common stock issued in exchange for a loan payable and notes receivable	$460,000	$—	$460,000
Warrants issued for services	$168,665	$—	$168,665

See accompanying notes and accountant’s review report.

ADVANCED BIOTHERAPY, INC.
(formerly Advanced Biotherapy Concepts, Inc.)
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
September 30, 2000

Note 1.   Organization and Description of Business

             Advanced Biotherapy, Inc. (formerly Advanced Biotherapy Concepts, Inc.) was originally incorporated December 2, 1985 under the laws of the State of Nevada. The Company is involved in the research and development of the treatment of autoimmune diseases in humans most notably multiple sclerosis and rheumatoid arthritis. The Company is currently conducting research in Maryland and Russia. The Company’s fiscal year-end is December 31.

             On July 14, 2000, the Company incorporated a wholly owned subsidiary, Advanced Biotherapy, Inc. in the state of Delaware.

             On September 1, 2000, the Company merged with its wholly owned subsidiary, effectively changing its name to Advanced Biotherapy, Inc. (hereinafter “the Company”) and its domicile to Delaware.

Note 2.   Summary of Significant Accounting Policies

             This summary of significant accounting policies of Advanced Biotherapy, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Development Stage Activities

             The Company has been in the development stage since its formation in 1985 and has not realized any significant revenues from its planned operations. It is primarily engaged in the research and development of the treatment of autoimmune diseases in humans most notably multiple sclerosis and rheumatoid arthritis.

Going Concern

             The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

             As shown in the accompanying financial statements, the Company incurred a net loss of $421,391 for the first nine months of 2000. At September 30, 2000, the Company has an accumulated deficit during the development stage of $3,816,246. The future of the Company is dependent upon future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system and products for treatment of viral and bacterial diseases of animals. Management has established plans designed to increase the capitalization of the Company and is actively seeking additional capital that will provide funds needed to fund the research and development and therefore the internal growth of the Company, in order to fully implement its business plans. For the twelve-month period subsequent to September 30, 2000, the Company anticipates that its minimum cash require ments to continue as a going concern will be less than $800,000. The anticipated source of funds will be the issuance for cash of additional common stock of the Company and convertible debt. (See Note 12). In addition, management is actively seeking a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, cash requirements may be met through royalty or licensing fees. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Method

             The Company’s financial statements are prepared using the accrual method of accounting.

Cash and Cash Equivalents

             For purposes of the Statement of Cash Flows, the Company considers all bank accounts, money market accounts and short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Taxes

             At September 30, 2000, the Company had net operating loss carryforwards of approximately $3,800,000 which may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements, as the Company believes there is a 50% or greater chance that the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

Impaired Asset Policy

             In March 1995, the Financial Accounting Standards Board issued a statement titled “Accounting for Impairment of Long-lived Assets.” In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2000.

Reclassifications

             Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Promotional Fees

             Promotional fees are charged to operations in the year incurred. For the nine months ended September 30, 2000, promotional fees amounted to $15,020.

Compensated Absences

             Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. It is impracticable to estimate the amount of compensation for future absences, and, accordingly, no liability has been recorded in the accompanying financial statements. The Company’s policy is to recognize the costs of compensated absences when actually paid to employees.

Revenue Recognition

             Upon entering into license agreements with other companies, revenue will be recognized when fees are received. Prior to 1994, revenues were recognized when fees for services related to research activities were received.

Interim Financial Statements

             The interim financial statements as of and for the quarter and nine months ended September 30, 2000, included herein, have been prepared for the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Derivative Instruments

             In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

             At September 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

             The carrying amounts for cash, notes receivable, accounts payable, loans and notes payable, accrued liabilities, and convertible debt approximate their fair value.

Deferred Loan Origination Fees

             During the quarter ended September 30, 2000, the Company entered into convertible subordinated debt which required the payment of loan origination fees. (See Note 14). These loan origination fees, which totaled $88,256, at September 30, 2000, are amortized over the life of the related debt. During the three months ended September 30, 2000, the Company recorded amortization expense in the amount of $3,857 related to these fees.

Note 3.   Property and Equipment

             Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The following is a summary of property, equipment and accumulated depreciation at September 30, 2000:

	Cost	Accumulated Depreciation

Lab equipment	$27,582	$27,582
Office equipment	9,250	4,993
Furniture and fixtures	1,302	1,302

	$38,134	$33,877

             Depreciation expense for the nine month period ended September 30, 2000 was $154, and none for the year ended December 31, 1999.

Note 4.   Intangible Assets

Patents and Patents Pending

             Costs relating to the development and approval of patents, other than research and development costs, which are expensed, are capitalized and amortized using the straight-line method over seventeen years.

             The following is a summary of patents and patents pending at September 30, 2000:

	Cost	Accumulated amortization	Net amount

Balance, at December 31, 1998	$132,311	$(55,784)	$76,527
1999 Activity	45,925	(9,133)	36,792

Balance, December 31, 1999	178,236	(64,917)	113,319
2000 Activity	52,917	(9,002)	43,915

Balance, September 30, 2000	$231,153	$(73,919)	$157,234

Note 5.   Related Party Transactions

             The Company has notes receivable in the amount of $246,619 from employee/shareholders of the Company in connection with an agreement as noted below. The notes accrue interest at a rate of 6.5% per annum and are payable on December 31, 2002.

             The Company’s chairman and principal shareholder has advanced funds to pay a significant portion of the Company’s expenses since 1989. At December 31, 1999, the cumulative amounts owed to the chairman for expenses amount to $257,076. Even though the chairman was not charging interest to the Company, interest was calculated at the applicable federal rate of 5.59% at December 31, 1999. This interest was recorded as interest expense and contributed capital in the accompanying financial statements. During 2000, the Company paid part of this note and the balance was used to offset a bonus stock sale to the chairman. At December 31, 1998, the amounts owing to the Company’s chairman for accrued salary was $1,146,000. During 1999, additional salary was accrued in the amount of $100,000. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, the chairm an received options to purchase 623,000 shares of common stock at $0.10 per share. The value of these options, in the amount of $155,750, was used to reduce the accrued salary of the chairman. See Note 10. In 1999, the chairman forgave the balance of accrued salary of $1,090,250 along with accrued interest of $9,962. This is recorded in the financial statements as a component of extraordinary income.

             At December 31, 1999, the Company owed its secretary/treasurer $13,381 for expenses paid in previous years and recorded in notes payable. During 2000, this note was used as partial payment for a bonus stock purchase by the secretary/treasurer. At December 31, 1998 the Company also owed $184,000 in unpaid salary recorded as salary payable. During 1999, additional salary in the amount of $45,000 was accrued for this employee. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, the secretary/treasurer received options to purchase 114,500 shares of common stock at $0.10 per share. The value of these options, in the amount of $28,625, was used to reduce the accrued salary of this employee/shareholder. See Note 10. In 1999, the secretary/treasurer forgave the balance of accrued salary in the amount of $200,375. This is recorded in the financial statements as a component of extraordinary income.

             At December 31, 1998, the President of the Company was owed $171,360 in accrued salary. During 1999, a portion of this liability was paid. Also during 1999, additional salary in the amount of $75,000 was accrued. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, the President received options to purchase 105,453 shares of common stock at $0.10 per share. The value of these options in the amount of $26,363 was used to reduce the accrued salary of the President. See Note 9. In 1999, the President forgave the balance of accrued salary in the amount of $181,622. This is recorded in the financial statements as a component of extraordinary income.

             $100,000 of the notes payable to related parties are convertible demand notes and are therefore recorded as current liabilities. These notes bear interest at 10.5%, are uncollateralized, and are payable upon fifteen days written notice. At the option of the note holders, these notes can be converted to common stock of the Company at the rate of $0.25 per share. In addition, the accrued interest may also be converted to common shares of the Company at $0.25 per share. During the quarter ended September 30, 2000, the Company paid these demand notes plus accrued interest.

             The remaining notes payable to related parties consist of loans payable to the chairman and principal shareholder and to another officer. During 2000, $85,750 of the notes was used to offset a bonus stock sale. The remaining notes have no specific due date, are currently uncollateralized, and are non-interest bearing, however, interest for the quarter was calculated at the applicable federal rate in place at September 30, 2000 in the amount of 6.15%. This interest was recorded as interest expense and contributed capital in the accompanying financial statements.

             During 2000 and 1999, the Company received the use of approximately 3,500 square feet of commercial building space on a rent-free basis from a firm owned by one of the Company’s directors. The utilization of the facility in this manner is mutually beneficial to the Company and the owner of this otherwise empty facility. No formal agreement memorializes this month-to-month arrangement. The value of the use of the facility is approximately $150 per month, and is recorded in the financial statements as rent expense and contributed capital.

             The Company leases office space from a company owned in part by an officer. The minimum base lease payment is $4,800 annually. See Note 15.

Note 6.   Internal Gain On Sale of Securities

             During the nine months ending September 30, 2000, officers of the Company sold stock at a gain shortly after purchasing stock through a stock bonus plan. In compliance with the Securities and Exchange Rule 16b, the stockholder remitted the gain to the Company. The gain amounted to $157,520 and is reflected in the income statement as internal gain on sale of securities.

Note 7.   Year 2000 Issues

             Like other companies, Advanced Biotherapy, Inc. could be adversely affected if the computer systems it, or its suppliers or customers, uses do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the “Year 2000” issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. Any costs related to Year 2000 compliance are expensed as incurred. At this time, there have been no known effects to the Company in regards to the Year 2000 issue.

Note 8. Common Stock and Additional Paid-in Capital

             Information regarding the number of shares issued and consideration received is as follows:

	Common stock

	Amount per share	Shares	Amount	Additional Paid-in Capital

Common stock issued for cash:
1985	.50	100,000	100	49,900
1986	1.00	639,500	640	678,861
1987	1.00	850,500	850	759,650
1988	1.00	25,000	25	24,975
1993	.25	2,402,000	2,402	475,900
1995	.05	1,000,000	1,000	49,000
1996	.05	520,000	520	25,480
1997	.05	490,000	490	24,010
1997	.10	1,310,500	1,311	129,739
1997	.01	325,000	325	2,925
1998	.10	305,000	305	30,195
1999	.05	3,158,000	3,158	151,993
2000	.01	350,000	350	3,150

		11,475,500	11,476	2,405,778

Common stock issued for patents assigned:
1984	.01	550,000	5,500	0
1985, adjustment to reflect change in number and par value of shares outstanding		2,750,000	(2,200)	2,200

		3,300,000	3,300	2,200

Common stock issued for acquisitions:
1985	.01	13,333,500	13,334	(41,112)

Common stock issued for note receivable:
1986	1.00	10,000	10	9,990
2000	.05	4,932,380	4,932	241,687

		4,942,380	4,942	251,677

Contribution of additional paid in capital:
1999	—	—	—	28,098
2000	—	—	—	7,328

		—	—	35,426

Stock subscriptions:
1999	.05	650,000	650	31,850

Cancellation of escrowed shares:
1999	.001	(850,000)	(850)	850

Common stock issued for services (1):
1988	.50	25,000	25	12,475
1989	.20	20,000	20	3,980
1989	1.10	5,000	5	5,495
1990	.50	3,500	4	1,746
1990	.62	14,750	14	9,131

	Common stock

	Amount per share	Shares	Amount	Additional Paid-in Capital

1990	.66	10,875	11	7,166
1990	.80	8,250	8	6,592
1991	.31	7,000	7	2,163
1991	.34	100,000	100	33,900
1991	1.00	2,500	3	2,497
1991	.85	50,000	50	42,450
1992	.625	2,000	2	1,248
1992	.75	60,500	60	45,315
1993	.25	120,000	120	29,880
1996	.03	234,000	234	6,786
1996	.05	26,000	26	1,274
1996	.12	48,500	48	5,772
1997	.05	155,500	155	7,619
1999	.05	99,190	99	4,860

		992,565	991	230,349

Common stock issued to replace unrecorded certificates:
1988	.001	1,200	1	(1)
1992	.001	500	1	(1)
2000	.001	100,000	100	(100)

		101,700	102	(102)

Common stock issued for forgiveness of accounts payable (1):
1990	.50	25,000	25	12,475
1996	.05	150,000	150	7,350

		175,000	175	19,825

Common stock issued in payment of notes payable (1):
2000	.05	1,714,995	1,715	84,035

Common stock issued in payment of loans payable (1):
2000	.05	2,552,625	2,553	125,078

Common stock issued for commissions (1):
1993	.001	1,260,000	1,260	—

Stock options issued:
1993—for debt repayment (1)	.25	200,000	200	49,800
1991—for services (1)				35,825

Total		39,848,265	$39,848	$3,231,483

______________

     (1)   Per share amounts determined by information deemed most reliable based on circumstances of each case: trading price at time of issuance or value of services received.

             Effective with the merger of Advanced Biotherapy Concepts, Inc. with its wholly owned subsidiary, Advanced Biotherapy, Inc., each issued and outstanding share of Advanced Biotherapy Concepts, Inc. common stock has been converted automatically into one share of $0.001 par value common stock of Advanced Biotherapy, Inc.

Stock Bonus Plan

             On January 11, 2000, the Company issued 9,200,000 shares of common stock to certain key officers and directors under a stock bonus plan, subject to various restrictions. The plan’s purpose is to keep personnel of experience and ability in the employ of the Company and to compensate them for their contributions to the growth of the Company, thereby inducing them to continue to make such contributions in the future. Such stock bonuses were issued at the weighted average price at which the Company had been selling shares of stock out of authorized but yet unissued common stock to third parties during the six months immediately preceding the issuance of the bonus shares, or $0.05.

Note 9.   Preferred Stock

             With the merger into the Delaware subsidiary, the Company has authorized 20,000,000 shares of $0.001 par value preferred stock authorized. As of September 30, 2000, the Company has not issued any of its preferred stock.

Note 10.   Stock Options and Issuance Commitments

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

             Stock options granted to a director of the Company for 325,000 shares at a price of $.01 were exercised in 1997. On December 31, 1999, three officers of the Company received 842,953 stock options in partial payment of accrued salaries in the amount of $210,738. In addition the same three officers forgave the balance of their accrued salaries and interest in the amount of $1,482,209 (See Note 5). In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.10, risk free interest rate of 5%, expected life of 5 years, and expected volatility of 30%. At December 31, 1999, the Company recorded $210,738 ($0.25 per options) to reduce accrued wages for the value of these options based upon these Black Scholes assumptions. These s tock options are exercisable immediately, and expire on December 31, 2005 (See Note 5). During the nine-month period ended September 30, 2000, 350,000 options were exercised at $0.01 per share, and for the year ending December 31, 1999 no options were exercised.

Grant date	Expiration date	Number of shares	Exercise price

02/25/91	02/25/01	650,000	$.20
12/01/95	12/01/05	50,000.20
02/01/93	02/01/03	150,000.01
02/25/91	02/25/01	125,000.20
02/25/91	02/25/01	85,000.20
02/01/93	02/01/03	100,000.01
11/20/96	12/01/05	525,000.10
12/31/99	12/31/05	842,953.10

Subtotal		2,527,953

             Options exercisable at September 30, 2000 are 2,527,953 and at December 31, 1999 are 2,877,953. The average exercise price of the options at September 30, 2000 and December 31, 1999 is $0.13 per share.

Note 11.   Income (Loss) Per Share

             Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted earnings (loss) per share is computed by dividing the net income (loss) adjusted for the interest expense on the convertible debt by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming conversion of the stock options, warrants, and convertible debt. Diluted net loss per share is the same as basic net loss per share as inclusion of the common stock equivalents would be antidilutive.

Note 12.   Non-Cash Commitment and Warrants

             On January 19, 2000, the Company engaged an investment banking firm and, as partial compensation for its services, issued warrants to purchase up to 4,685,135 shares of Company Common Stock with an exercise price of $0.15 per share. The warrants are exercisable for ten years. In accordance with Statement of Financial Accounting Standards No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price at $0.09, risk free interest rate of 6.2%, expected life of 10 years, and expected volatility of 30%. During the nine months ended September 30, 2000, the Company recorded $168,665 as consulting fees for the aforementioned investment banking firm services. A cash-less exercise may be used for all warrant transactions. No fees are payable to the investment advisor in connection with the exercise of t he warrants, which contain full, unconditional piggy-back registration rights without any holdback obligations. Should the investment firm elect to cancel its agreement with the Company within the first twelve months, the Company would be entitled to cancel a pro rata share of the warrants based upon the number of days remaining in the one year period from the date of notice of cancellation.

Note 13.   Concentrations

Credit Risk for Cash Held at Banks

             The Company maintains cash accounts at a California bank. These funds are insured to a maximum of $100,000.

Note 14.   Convertible Debt

             During the nine months ended September 30, 2000, the Company sold in a private placement, to accredited investors, $1,176,750 of convertible subordinated debt due and payable September 30, 2004. The debt bears interest at the rate of 10% per annum payable semi-annually in cash or additional convertible subordinated debt. This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulagated under the Securities Act. In connection with the placement of the debt, the Company is obligated to pay a loan origination fee of $88,256 and related expenses of $1,875, to its financial advisor, together with an option to purchase an equivalent principal amount of convertibl e subordinated debt at the face amount thereof exercisable for a period of ten years. This fee is currently included in accounts payable on the balance sheet.

             Subsequent to the date of these financial statements, the Company sold an additional $167,500 in convertible debt.

Note 15.   Commitments and Contingencies

Office Lease

             The Company leases office space from a related party at a minimum annual rate of $4,800. This lease expires December 31, 2002.

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

Results of Operations

Liquidity and Capital Resources

             As of September 30, 2000, the Company has issued and outstanding 39,848,265 shares of its Common Stock to officers, directors and others. The Company is a development stage company and has no material assets other than cash. The Company had $853,428 in cash as of September 30, 2000.

  Three Months Ended September 30, 2000 and 1999

             For the three months ended September 30, 2000, the Company realized a net loss from operations of $251,303 compared to a net loss from operations of $16,144 for the three months ended ending September 30, 1999. The Company’s increase in net loss was principally attributable to increased salaries over 1999 in the amount of $81,773, increased contract services over 1999 in the amount of $12,419, increased professional fees over 1999, principally increased legal fees related to its regulatory filing requirements with the Securities and Exchange Commission and other corporate matters, in the amount of $72,858, and increased general and administrative costs over 1999 in the amount of $37,485.

  Nine Months Ended September 30, 2000 and 1999.

             For the nine months ended September 30, 2000, the Company realized a net loss from operations of $421,391 compared to a net loss from operations of $45,514 for the nine months ended ending September 30, 1999. The Company’s increase in net loss was principally attributable to increased salaries over 1999 in the amount of $95,530, increased contract services over 1999 in the amount of $50,495, increased professional fees over 1999 in the amount of $273,632, principally related to the valuation of warrants issued to the Company's investment banking firm and financial advisor, Cappello Capital Corp., and increased legal fees related to its regulatory filing requirements with the Securities and Exchange Commission and other corporate matters, and increased general and administrative costs over 1999 in the amount of $51,173.

             During the quarter ending March 31, 2000, two officers of the Company sold stock at a gain after purchasing stock through a stock bonus plan. In compliance with the Securities and Exchange Rule 16b, the stockholders remitted the gains to the Company. The gains amounted to $129,445 for one officer, $28,075 for the other officer, both which are reflected in the income statement as internal gain on sale of securities.

PART II

Item 2.   Changes in Securities

             (a) Effective as of September 1, 2000, the registrant reincorporated to Delaware from Nevada by reason of the merger (“Merger”) of Advanced Biotherapy Concepts, Inc., a Nevada corporation (“Advanced Biotherapy - Nevada”) with and into its wholly-owned subsidiary, Advanced Biotherapy, Inc., a Delaware corporation (“Advanced Biotherapy - Delaware”), which was the surviving corporation in the Merger. Pursuant to the Merger, the name of the registrant was changed to Advanced Biotherapy, Inc., and the registrant adopted the Certificate of Incorporation and the Bylaws, each of which is furnished as an Exhibit to this Form 10-QSB. Each issued and outstanding share of Advanced Biotherapy - Nevada common stock has been converted automatically into one share of common stock, $.001 par value, of Advanced Biotherapy - Delaware. For the purposes of this Part II of Form 10-QSB, the term “Company” refers to Advanced Biotherapy - Delaware, the registrant. The Certificate of Incorporation permits the Company’s Board of Directors to adopt, amend or repeal any or all of the Company’s Bylaws without stockholder action and provides that such Bylaws may also be adopted, amended or repealed by its stockholders, but only if approved by holders of 66 2/3% or more of the voting power of all outstanding shares of voting stock. However, the only stockholder vote required if the adoption, amendment or repeal is approved by a majority of the Company’s directors is the affirmative vote of a majority of the voting power of all outstanding shares of voting stock. The foregoing provisions will make it more difficult for the stockholders to make changes to the Company’s Certificate of Incorporation and Bylaws, including changes designed to facilitate the exercise of control over the Company, as compared to the provisions of the articles and bylaws of Advanced Biotherapy&nb sp;- Nevada.

             (c) (i) During the quarter ended September 30, 2000, the Company sold in a private placement to accredited investors approximately $1,176,750 of convertible subordinated debt due and payable September 30, 2004 (“Convertible Subordinated Debt”). The sale of $570,000 of such $1,176,750 of Convertible Subordinated Debt was reported previously by the Company in its Form 10-QSB for the quarter ended June 30, 2000. During the period commencing October 1, 2000, through November 8, 2000, the Company placed with accredited investors an additional $167,500 of Convertible Subordinated Debt. The Convertible Subordinated Debt bears interest at the rate of 10% per annum payable semi-annually in cash or additional Convertible Subordinated Debt. In connection with the placement of such Convertible Subordinated Debt, the Company is obligated to pay its financial advisor, Cappello Capital Corp., a placement fee of 7.5%, either in cash or, at the financial advisor’s option, in shares of Company Common Stock, together with an option to purchase an equivalent principal amount of Convertible Subordinated Debt at the face amount thereof exercisable for a period of ten years. The Convertible Subordinated Debt is convertible into shares of Company Common Stock at a conversion price per share equal to twenty-five cents ($0.25), subject to certain anti-dilution provisions. The Company offered the Convertible Subordinated Debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. The Company paid the placement fee in cash for Convertible Subordinated Debt sold through September 30, 2000. The net proceeds from the placement of Convertible Subordinated Debt will be used for the following primary purposes: approximately 50% of the proceeds raised as of November 8, 2000, for working capital, including salaries of management, legal and accounting fees, and the balanc e of the proceeds raised as of November 8, 2000, for payment of scientific development costs and for continued patent application legal costs, and to pursue certain collaborative relationships with other biotechnology or pharmaceutical companies.

             The form of Convertible Subordinated Debt Instrument was filed as an Exhibit to the Company’s Form 10-QSB for the quarter ended June  30, 2000.

Item 4.   Submission of Matters to a Vote of Security Holders.

(a)   On August 24, 2000, the Company held its annual meeting of stockholders (“Annual Meeting”).

(c)   A brief description of each matter voted upon at the Annual Meeting is set forth below:

             (1) The stockholders elected eight directors to hold office until the next annual meeting of the stockholders and until their respective successors are elected and qualified, or until death, resignation or removal:

Name of Director	For	Withhold Authority

Simon Skurkovich, M.D.	33,354,846	44,050
Edmond Buccellato	33,354,846	44,050
Boris Skurkovich, M.D.	33,354,846	44,050
Lawrence Loomis	33,354,846	44,050
Leonard Millstein	33,355,846	43,050
Paul J. Marangos	33,354,846	44,050
Alexander L. Cappello	33,355,846	43,050
John M. Bendheim	33,355,646	43,250

             (2)     The stockholders approved the Merger pursuant to which the registrant was merged into its wholly owned Delaware subsidiary resulting in the reincorporation of the registrant to Delaware from Nevada, the adoption of a new corporate name, “Advanced Biotherapy, Inc.,” and the adoption of the registrant’s Certificate of Incorporation and Bylaws.

For:	27,363,771
Against:	91,675
Abstain:	26,530

             (3)     The stockholders approved the authority of the Board of Directors, which authority is contingent upon the Board of Directors making a determination within one year after date of the Annual Meeting that such action is in the best interest of the Company’s stockholders, to effect a decrease in the number of issued and outstanding shares of the Company’s common stock by means of a reverse stock split in a range not to exceed a one-for-four reverse split, i.e., at a ratio of at least 1:4.

For:	26,114,032
Against:	1,266,594
Abstain:	101,350

Item 6.   Exhibits and Reports on Form 8-K.

               (a)

Exhibit Number	Description
(3)(i)	Certificate of Incorporation
(3)(ii)	Bylaws
(27)	Financial Data Schedule

               (b) No reports on Form 8-K were filed during the quarter for which this report on Form 10-QSB is filed.

SIGNATURES

ADVANCED BIOTHERAPY, INC.
Dated: November 13, 2000	By:	/s/ Edmond Buccellato

President

By:	/s/ Jeanne Kelly

Secretary/Treasurer