Form 10KSB
period 2000-12-31
ADVANCED BIOTHERAPY INC
filed 2001-04-02
CIK 791833

================================================================================
                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D. C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ending December 31, 2000

                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from

                         Commission file number 0-26323

                            ADVANCED BIOTHERAPY, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                        51-0402415
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

                         5950 La Place Court, Suite 210
                       Carlsbad, California 92008 (Address
              of principal executive offices, including zip code.)

                                 (760) 431-4282
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year.
         December 31, 2000:  $-0-

================================================================================

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and ask price of such stock on March 28, 2001 was $7,595,270. Excludes 12,722,299 shares of Common Stock held by directors, executive officers and shareholders whose beneficial ownership exceeds ten percent (10%) of the shares outstanding on March 28, 2001.

Issuers involved in Bankruptcy Proceedings during the past Five Years:

         Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

         March 28, 2001 - 39,848,265 shares of Common Stock

Documents Incorporated by Reference:

None.

ITEM 1.  BUSINESS

GENERAL INTRODUCTION

         Advanced Biotherapy Inc. (the "Company") is a corporation organized and existing under the laws of the State of Delaware, headquartered in Carlsbad, California. It is a biotechnology company developing therapeutics for a range of autoimmune diseases based on an anti-cytokine platform technology. Cytokines are soluble components of the immune system that are largely responsible for regulating the immune response. When over produced, as in certain autoimmune diseases, interferons and cytokines can lead to immune system disturbance and inflammation. This results in localized tissue damage and leads to the pathology seen in autoimmune diseases (AD). The Company's drugs are designed to reduce the levels of certain cytokines.

         Prior to marketing the Company's development stage products, the Company must obtain regulatory approval from the United States Food and Drug Administration ("FDA"). The Company is not sufficiently funded to allow it to complete the product development process, obtain FDA approval, and market its products. However, the Company plans to seek additional financing through the private sale of restricted securities to investors, enter into joint ventures or licensing or similar arrangements with large pharmaceutical companies to provide the funding necessary for additional activities. There can be no assurance that the Company will enter into any such arrangements, obtain the appropriate regulatory approvals, or develop, manufacture, market, or distribute commercially viable products.

         To date, the Company's activities have consisted primarily of research, development and human clinical testing. Such activities have resulted in accumulated losses at December 31, 2000. The Company anticipates that it will incur substantial losses in the foreseeable future as a result of its continued product development. There are no assurances that the Company will be successful in completing its product development, receive FDA approval, implement manufacturing operations and commercially market its development stage products.

         The Company develops drugs that may effectively treat a range of autoimmune diseases. The technology of the Company is based upon the work of Drs. Simon and Boris Skurkovich who first suggested that autoimmune disease may be the result of augmented cytokine production (Nature, Vol. 241, P 551-552, 1974). The Company has conducted a number of clinical trials (conducted at major institutes of the Medical Academy of Sciences in Russia), in which it has evaluated the efficacy of a series of polyclonal antibodies, raised against a variety of cytokines, in autoimmune diseases such as rheumatoid arthritis (RA), multiple sclerosis (MS) and acquired immunodeficiency disease (AIDS).

         In four randomized, placebo-controlled, double blind trials conducted in Russia, the Company has demonstrated efficacy of its anti-cytokine strategy in both RA and MS. These studies have permitted the Company to determine which cytokines are most active in the AD process, and therefore, which need to be reduced to treat the disorder. With a five-day treatment course, statistically significant and clinically relevant responses were obtained that persisted for as long as one year after treatment termination in the MS studies and for one month in the RA studies.

BUSINESS OBJECTIVE

         The business strategy of the Company is twofold in nature and involves the engagement of a corporate partner to assist in the clinical development of its drug treatments for autoimmune disorders. This will involve, upon the identification of such a partner, the filing of the necessary documents with the FDA, conducting clinical trials and obtaining the necessary regulatory approvals, (New Drug Application (NDA) or a 510K device approval). The Company does not intend to market its drug products if they are approved by the FDA, but will instead seek a royalty arrangement with a corporate partner who will market the product when and if it is approved.

         The second element of the Company's business strategy is to seek out merger and acquisition candidates that can either expand the Company's technology base in the area of autoimmune disease therapeutics or bring approved products into the Company that will generate recurring revenue.

TECHNICAL BACKGROUND

         The Company's main biotechnology platform involves the use of antibodies directed against certain carefully selected cytokines. An antibody is a protein that is secreted by cells in the blood and is part of the body's natural defense system against foreign invaders such as viruses or bacteria. Antibodies seek out and selectively bind to their targets, triggering such effects as neutralizing toxins and marshaling the immune system against infectious microorganisms and cancer cells. The Company believes that its development-stage antibody treatment removes or neutralizes certain interferons and cytokines. These are soluble components of the immune system that are largely responsible for regulating the immune response and inflammation. During certain ADs, such as RA, MS and Type I diabetes, certain interferons (IFN) and other cytokines are over produced by the human body which results in localized damage to organs and tissues and constitutes the pathology of AD.

         In particular, interferon-alpha (IFN-(alpha)) or interferon-gamma (IFN-(gamma)) is known to trigger or exacerbate ADs in animals prone to AD, and in patients who have had underlying autoimmune conditions or a predisposition to them. In animal models of a number of human ADs, the administration of antibodies to IFN-(alpha) or IFN-(gamma) halted or delayed these diseases. This includes antibodies to IFN-(gamma) given to:

         1. New Zealand Black and White mice known to develop a severe AD similar to systemic lupus erythematosus in humans.

         2. Lewis rats afflicted with actively-induced experimental AD of the peripheral nervous system.

         3.       NOD mice, an animal model of human Type I Diabetes.

         4. BB/Wor rats, a diabetes-prone strain, and CBA/J mice, a strain susceptible to experimental autoimmune thyroiditis (EAT). In all cases, the anti-IFN-y antibodies suppressed or reduced the disease.

         The biological basis for which the immune system launches an immune response directed against a "self antigen" is still considered unclear. Many of the autoimmune diseases are, however, associated with identifiable antigens of the Human Leukocyte Antigen (HLA) complex, specifically, the Class II proteins. The cells which constitute the immune system are not confined to one location or organ, so there is a need for them to communicate with each other in order for the various components (mediator cells, phagocytic cells, T-cells and B-cells) of the system to function in a coordinated manner. The agents, which effect this communication, are the cytokines. Biochemically, the cytokines are small proteins or polypeptides and include the interferons, IFN, (alpha, beta and gamma), as well as the Interleukins (IL) and the Tumor Necrosis Factors (TNF), that include TNF alpha (TNF-(alpha)) and TNF beta (TNF-(beta)).

         The cytokines are divisible into the pro-inflammatory (IL-1, 2 and 12, INF-(gamma), INF-(alpha), TNF-alpha and TNF-beta) and the anti-inflammatory cytokines (IL-4, 5, 6, 10, 13 and IFN-Beta). Transforming growth factor
(TGF)-beta is also an anti-inflammatory cytokine.

         There is substantial data in the literature documenting that upon immune system activation, the cytokines spring into action in a coordinated manner that can best be described as a pseudo-cascade. Each cytokine has a specific role in the coordination of the immune response and in the inflammatory process. Cytokine interactions with cells can result in cell proliferation, suppression, or differentiation and may also result in the synthesis of other cytokines by the target cell.

IFN-(GAMMA) AS A THERAPEUTIC TARGET

         The cytokine pseudo-cascade is initiated by IFN-(gamma) which is followed by the production of other inflammatory cytokines such as TNF-(alpha) and IFN-(alpha) that exert effects on yet other cells which result in the actual pathology of various ADs. The relevant cascade for the production of killer T-Cells (TH-1 Line) is as follows:

         IFN-(gamma)+IL1+antigen--Killer T cell--TNF-(alpha) + IFN-(gamma) + IFN-(alpha) secretion

         Simply sequestering TNF-(alpha), as do Embrel(TM) and Remicade(TM), two products that are already on the market, may not effectively deal with the overproduction of IFN-(alpha) and IFN-(gamma), both of which are pro-inflammatory. Removing IFN-(gamma) would, however, remove or lower all three inflammatory cytokines since IFN-(gamma) is upstream in location to TNF-(alpha) in the cytokine cascade. IFN-(gamma) is responsible for the activation of killer T-cells that produce many inflammatory cytokines. It, therefore, is upstream to many of the other cytokines and its reduction in AD may represent an effective therapeutic strategy. The Company's drug development strategy therefore centers on the reduction of IFN-(gamma) levels in AD patients.

         A global effect on reducing the cytokine cascade may be possible by removing or reducing IFN-(gamma). The Company believes that treatment by TNF-(alpha) lowering drugs alone has little to no effect on the activation of killer T-cells that produce many of the harmful cytokines. The Company's product development is conceptually based on this immunological postulate.

         IFN-(gamma) also leads to the synthesis of MHC class II antigens in a variety of cell types. Induction of these antigens is thought to be associated with the autoimmune pathology in a number of diseases. The induction of activated T-cells requires that these specific MHC class II antigens be expressed, and this induction is a component of the resulting tissue destruction and inflammation in autoimmune disorders. Reduction of IFN-(gamma) would, therefore, be expected to inhibit activation of killer T-cells and, therefore, reduce or avoid the autoimmune reaction.

         In addition, a recent study has shown that IFN-(gamma) levels correlate with the disability score in MS patients (Mult. Scler, Feb. 2000, Vol. 6, P. 19-23), and another study showed that sequestering of IFN-(gamma) in mice prevented the onset of autoimmune Diabetes Mellitus (Gene Ther., May 1999, Vol. 6, P. 771-7). Both of these observations provide further support the central role of IFN-(gamma) in the etiology of autoimmune diseases, and further suggest that reducing the levels of this cytokine may have therapeutic benefit.

PRODUCT DEVELOPMENT PLAN

         The process of the cytokine pseudo-cascade is extremely complex and not fully understood, but it appears that this process results in the overproduction of the inflammatory cytokines, IFN-(gamma) and TNF-(alpha), that can contribute to the pathology of AD. The Company, and much of the immunology community, agrees that the regulation of TNF-(alpha) and IFN-(gamma) presents an opportunity for new drug development in a variety of autoimmune diseases. Clearly the autoimmune diseases are associated with high levels of cytokines in the blood, and there is now ample evidence that sequestration of certain cytokines, such as TNF-(alpha) and IFN-(gamma), is associated with symptomatic relief of autoimmune diseases such as RA, MS and Crohn's disease. The two products that are already on the market that target the reduction of TNF-(alpha), Embrel(TM) and Remicade(TM), are, in the Company's opinion, not optimal for the management of AD. The therapeutic proof of principle therefore already exists for the usefulness of cytokine mediating strategies as therapeutic interventions in autoimmune disease.

         The Company believes that the existing cytokine mediating drugs (TNF-(alpha) based) only represent the first approximation of the full potential of this therapeutic strategy, and that enhanced efficacy may be obtained by targeting other cytokines such as IFN-(gamma), which occupies a more upstream position in the cytokine cascade than TNF-(alpha). The Company also believes that the systemic administration of anti-cytokine biologically based drugs is not the ideal strategy because of the development of neutralizing antibodies and the potential for the development of hyperimmune sensitization. These issues are becoming increasingly apparent with the biologically based products currently on the market and constitute the rationale for the Company's anti-cytokine extracorporeal device development program which will employ antibodies to both IFN-(gamma) and TNF-(alpha) that are coupled to a solid phase matrix on a filtration column. The patient's blood is passed through the column and the antibodies coupled to the column effect a removal of the targeted cytokines. This treatment strategy has the advantage of avoiding completely the exposure of the patient to any drug or foreign substance and in so doing removing any toxicity issues in the drug development process. Toxic side effects are a major reason drugs fail to be approved by the FDA.

         ADs probably represent one of the single largest disease classes, comparable to the cardiovascular, central nervous system, and type II diabetes markets. The major autoimmune diseases are RA, MS, Crohn's disease, and type I diabetes, but also include a host of other disorders, (See Table I). In addition to the extensive list of diseases that have been demonstrated to be autoimmune in character, there are numerous other large market indications that have been suggested to have an autoimmune etiology. These include Alzheimer's disease, schizophrenia and others.


- -------------------------------------------------------------------------------------------------------------
                                                  TABLE I
- -------------------------------------------------------------------------------------------------------------
                                         MAJOR AUTOIMMUNE DISEASES
- -------------------------------------------------------------------------------------------------------------
Addison's disease
- ------------------------------------------------------- -----------------------------------------------------
Amyotrophic lateral sclerosis                           Systemic lupus erythematosus
(Lou Gehrig's disease)
- ------------------------------------------------------- -----------------------------------------------------
Autoimmune diseases of the ear                          Male infertility
- ------------------------------------------------------- -----------------------------------------------------
Autoimmune diseases of the eye                          Multiple sclerosis
- ------------------------------------------------------- -----------------------------------------------------
Autoimmune hepatitis                                    Myasthenia Gravis
- ------------------------------------------------------- -----------------------------------------------------
Crohn's disease                                         Psoriasis
- ------------------------------------------------------- -----------------------------------------------------
Diabetes (Type I)                                       Rheumatic fever
- ------------------------------------------------------- -----------------------------------------------------
Epididymitis                                            Rheumatoid arthritis
- ------------------------------------------------------- -----------------------------------------------------
Glomerulonephritis                                      Sarcoidosis
- ------------------------------------------------------- -----------------------------------------------------
Graves' disease                                         Scleroderma
- ------------------------------------------------------- -----------------------------------------------------
Guillan-Barre syndrome                                  Sjogren's syndrome
- ------------------------------------------------------- -----------------------------------------------------
Hasimoto's disease                                      Thyroiditis
- ------------------------------------------------------- -----------------------------------------------------
                                                        Vasculitis
- ------------------------------------------------------- -----------------------------------------------------



- -------------------------------------------------------------------------------------------------------------
                        NEUROLOGICAL DISEASES WITH A SUSPECTED AUTOIMMUNE COMPONENT
- -------------------------------------------------------------------------------------------------------------
ALZHEIMER'S DISEASE                                     DEPRESSION
- ------------------------------------------------------- -----------------------------------------------------
Autism                                                  Parkinson's disease
- ------------------------------------------------------- -----------------------------------------------------
Schizophrenia
- ------------------------------------------------------- -----------------------------------------------------


         Current treatment of autoimmune diseases is inadequate and involves rather primitive and global immunosuppression by using adrenal steroids, cytotoxic agents, immunosuppressants, and antimitotics, all of which have substantial toxicity associated with them due to their lack of specificity. Recently, the cytokine strategy has emerged in the therapeutic arena in the form of administering anti-inflammatory cytokines, such as Beta Interferon (IFN-(beta)) and specifically Betaseron(TM) and Avonex(TM) for treating MS. Also, the recent introduction of two anti-TNF-alpha products (Embrel(TM) and Remicade(TM)) has further demonstrated the efficacy of the cytokine mediation therapeutic strategy. Although each of these products is useful in treating ADs, they clearly only represent the first wave of products based on this strategy and were conceived and developed at a time when the knowledge of the cytokine cascade was far less understood than it is today.

         The now appreciated pivotal position of IFN-(gamma) in the cytokine cascade, coupled with the clinical data generated in our studies, suggests that the Anti-IFN-(gamma) therapeutic strategy may be superior to existing therapies for both MS and RA, with regard to both efficacy and safety. The mission of the Company is to develop these improved cytokine mediating therapeutic strategies and bring them to market as new drugs.

CLINICAL STUDIES / RHEUMATOID ARTHRITIS (RA)

         In an effort to demonstrate clinical proof of principle that IFN-(gamma) antibodies show clinical efficacy, two double-blind, randomized, placebo-controlled studies were conducted in RA patients in Russia. These studies employed the Company's polyclonal antibodies to IFN-(gamma), which were raised in goats. The IgG fraction was obtained by purification and used directly via intramuscular injection. The results of both clinical studies were similar, showing that a five-day treatment course with Anti-IFN-(gamma) given twice a day produces a marked and statistically significant response within the first week of treatment. In addition, the patients in the Anti-IFN-(gamma) treatment group showed a therapeutic response at one month post-treatment, suggesting a rather long lasting effect of the therapy.

         Being mindful of the study limitations, the data indicate that the Anti-IFN-(gamma) group had a significant and clinically relevant response to the drug. The rather long response experienced by the patients who received Anti-IFN-(gamma) could be of substantial clinical significance, especially given the fact that the treatment course was only five days. Management believes that both studies provide supportive proof of principle in humans that sequestering IFN-(gamma) is a viable therapeutic strategy in RA. Longer treatment periods may further enhance the duration of Anti-IFN-(gamma) therapeutic efficacy. The application of the extracorporeal treatment strategy may further enhance therapeutic efficacy and the Company intends to seek out a corporate partner to evaluate this possibility.

CLINICAL DATA / MULTIPLE SCLEROSIS (MS)

         Although smaller in size, the MS market is substantial and lucrative. Avonex(TM) and Betaseron(TM) have made significant inroads into this market but they still leave much to be desired from an efficacy standpoint. These two drugs are different forms of interferon-beta, an anti-inflammatory cytokine that is thought to act by reducing the blood levels of IFN-The Company has sponsored a 30-patient trial in secondary progressive MS patients comparing Anti-IFN-(gamma) to placebo and employing a similar study design to that used in the two RA studies. The Anti-IFN-(gamma) treatment group experienced statistically significant improvements in a variety of clinical outcomes, including magnetic resonance imaging data and degree of progression.

         As seen in the pilot RA studies, the Anti-IFN-(gamma) treatment group experienced a protracted therapeutic effect. After 12 months post-treatment, the Anti-IFN-(gamma) patients still showed significant improvement relative to the placebo group on a number of endpoints, including disease progression and the number of active MRI lesions.

         Although preliminary in nature, both the RA and MS pilot clinical trial results provide a proof of concept that Anti-IFN-(gamma) is a potentially viable therapeutic strategy for both of these ADs. The data suggest that the autoimmune cascade may be more permanently blunted, (compared to reducing TNF-(alpha) levels) by reducing IFN-(gamma) levels for a relatively short period of time. The Company believes that longer-term treatments with Anti-IFN-(gamma) or employing the extracorporeal treatment strategy could provide enhanced efficacy and longer remission.

         The amount spent on research and development by the Company for the fiscal year ending December 31, 2000 and 1999 was $39,579 and $156,280, respectively.

MANUFACTURING

         The Company intends to out-source product manufacturing and has identified several contract manufacturers as having suitable facilities for manufacturing large quantities of antibodies and the requisite extracorporeal devices.

         The raw materials are used as base components in a number of drug products and are commercially available nationally and internationally.

         The Company has not entered into any manufacturing agreement for fully human antibodies and there is no assurance that any agreements will be entered into in the future.

GOVERNMENT REGULATION

         The Company's activities are subject to extensive federal, state, county and local laws and regulations controlling the development, testing, manufacture and distribution of medical treatments. The type of antibody-based products described in the section entitled "Product Development Plan" above will be subject to regulation as therapeutics or devices by the FDA, as well as varying degrees of regulation by a number of foreign governmental agencies. To comply with the FDA regulations regarding the manufacture and marketing of such products, the Company would likely incur substantial costs relating to laboratory and clinical testing of new products, and for the preparation and filing of documents in the formats required by the FDA. There are no assurances that the Company will receive FDA approval necessary to commercially market its products, if any, and that if the Company is successful, it will not encounter delays in bringing its new products to market as a result of being required by the FDA to conduct and document additional investigations of product safety and effectiveness.

FEDERAL DRUG ADMINISTRATION REGULATION

         The FDA approved process for conducting clinical trials in the United States (U.S.) consists of four steps that all new drugs, antibiotics and biologicals must follow.

They are:

         1.       Investigational new drug application (IND)
         2.       Clinical trials
         3. New drug application (review and approval) or 510K device application
         4.       Post-marketing surveys

         On January 11, 1993, the FDA approved new procedures to accelerate the approval of certain new drugs and biological products directed at serious or life-threatening illnesses. These new procedures will expedite the approvals for patients suffering from terminal illness when the drugs provide a therapeutic advantage over existing treatments. The Company believes that the products under consideration by the Company will fall under the FDA guidelines for accelerated approval for drugs and biological products directed at serious and life threatening disease because the Company's products are targeted as potential treatments for RA and MS and are expected to be non-toxic in the extracorporeal treatment paradigm.

         The Company believes that the first step in the approval process, IND approval, will take approximately 24 to 36 months. The Company will provide the FDA with the results of comprehensive human clinical trials already conducted outside the U.S.

         Upon successful completion of the IND phase, the next step typically would be to commence large-scale clinical trials with the Company's compounds. Clinical trials are conducted in three phases, normally involving progressively larger numbers of patients. The Company, in conjunction with its FDA consultant and to-be-identified corporate partner, would plan to select key physicians and hospitals to actively conduct these studies. Phase I clinical trials will be concerned primarily with learning more about the safety of the drug, though they may also provide some information about the safety of the drug and information about effectiveness. Phase I testing is normally performed on healthy volunteers although for drugs directed at HIV/AIDS and cancer, testing on infected people is permitted. The test subjects are paid to submit to a variety of tests to learn what happens to a drug in the human body; how it is absorbed, metabolized and excreted, what effect it has on various organs and tissues; and what side effects occur as the dosages are increased. The principal objective is to determine the drugs' toxicity. Phase I trials generally involve 20-40 people at an estimated cost of $10,000 per patient, taking three to six months to complete.

         Assuming the results of Phase I testing present no toxic or unacceptable safety problems, Phase II trials may begin. In many cases, Phase II trials may commence before all the Phase I trials are completely evaluated if the disease is life threatening and preliminary toxicity data in Phase I shows no toxic side effects. In the case of clinical trials on drugs to treat life threatening disease, Phase I and Phase II trials are sometimes combined to show initial toxicity and efficacy in a shorter period of time. The primary objective of this stage of clinical testing is designed to show whether the drug is effective in treating the disease or condition for which it is intended, and to establish the optimal dose level for pivotal efficacy phase III trials. Phase II studies may take one or more years or longer and involve a few hundred patients in randomized, controlled trials that also attempt to disclose short-term side effects and risks in people whose health is impaired. A number of patients with the disease or illness will receive the treatment while a control group will receive a placebo. The cost per patient is estimated at $10,000.

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

         Patient estimates for each phase of the clinical trial process are as follows for both the MS and RA indications to support a 510K-device registration for the Company's extracorporeal drug development program.

            Phase I-    30
            Phase II-  200
            Phase III- 500

         The third step that is necessary prior to marketing a new drug is the New Drug Application (NDA) submission and approval for an injectable product that is administered directly to a patient or a 510K-device registration for a device such as the Company's extracorporeal device. In this step, all the information generated by the clinical trials will be reviewed and if successful, the drug will be approved for marketing.

         The final step is the post-marketing surveillance or surveys of patients being treated with the drug to determine its long-term effects. This has no effect on the marketing of the drug unless highly toxic conditions arise. The time required to complete the above procedures averages seven years, however, there is no assurance that the Company will ever receive FDA approval of any of its products.

         The Company's clinical trials are at a very early stage and the Company has not received approval from the FDA or any other governmental agency for the manufacturing or marketing of any products under development. Consequently, the commencement of manufacturing and marketing of any products in the U.S. is, in all likelihood, a number of years away. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which the Company will have the exclusive right to exploit them.

          Upon contracting with a strategic partner, the Company anticipates that it will take up to 60 months before an injectable product and 36 months before an extracorporeal device will be available for FDA investigation and approval.

COMPETITION

         The Company will encounter significant competition from firms currently engaged in the biotechnology industries. The majority of these companies will be substantially larger than the Company, and have substantially greater resources and operating histories. The Company is aware of other competitors seeking treatments for ADs such as MS and RA, however, the Company is not aware of any competitors seeking to produce the same antibody-based products as the Company.

PRODUCT LIABILITY EXPOSURE

         The Company does not maintain any product liability insurance. Even if the Company obtains product liability insurance, there is no assurance that available amounts of coverage will be sufficient to adequately protect the Company in the event of a successful product liability claim. Accordingly, if litigation is initiated against the Company, the Company will have to pay all costs associated with the litigation as well as any judgment rendered against the Company. In the event a large judgment is entered against the Company, the Company may not be able to pay the same and the Company could be forced to cease operations. However, the Company believes that it would not be held liable for injuries suffered by participants in its clinical trials because it plans to require each participating patient to execute a waiver of claims as a result of adverse reaction to the Company's products.

GLOSSARY OF TERMS

Antibody A protein in the blood that is generated by B-lymphocytes or plasma cells in reaction to foreign proteins or antigens. Antibodies neutralize antigens and may result in immunity to the antigens.

Antigen                                     A substance (usually foreign) that
                                            induces the formation of antibodies.

Autoimmune disease                          A disease in which the body
                                            produces an immune response to some
                                            constituent of its own tissue. Such
                                            diseases include MS, RA, insulin
                                            dependent diabetes, systemic lupus
                                            erythematosis, and AIDS.

Cytokine A soluble substance produced by cells of the immune system to communicate with other immune system cells. These include colony-stimulating factors, interferons, interleukins, and tumor necrosis factors. Cytokines can be either pro or anti-inflammatory in nature. Also referred to as soluble mediators.

Extracorporeal Treatment                    A treatment strategy where
                                            the blood of a patient is passed
                                            through a device that is designed to
                                            selectively remove a molecular
                                            component of the blood, for example,
                                            IFN-(gamma) and/or TNF-(alpha).

Humanized antibody                          An antibody produced by
                                            generating human antibodies with
                                            fully human protein sequences using
                                            genetically engineered strains of
                                            mice in which mouse antibody gene
                                            expression is suppressed and
                                            functionally replaced with human
                                            antibody gene expression, while
                                            leaving intact the rest of the mouse
                                            immune system.

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

Interferon-gamma                            A glycoprotein inflammatory cytokine
                                            induced in different cell sites and
                                            in response to a appropriate
                                            stimulus.

Lymphocyte                                  A type of white blood cell arising
                                            from tissue of the lymphoid systems.
                                            There are two types of lymphocytes:
                                            B cells and T cells. These cells are
                                            capable of being stimulated by an
                                            antigen to produce a specific
                                            antibody to that antigen and to
                                            proliferate to produce a population
                                            of such antibody-producing cells.

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

Polyclonal antibody                         An antibody produced in the
                                            normal immune response to an
                                            antigen consisting of a number
                                            of closely related, but not
                                            identical, proteins. The
                                            variation in Polyclonal
                                            antibodies reflects the fact
                                            that they are formed by a
                                            number of different
                                            lymphocytes, in contrast to
                                            monoclonal antibodies, which
                                            are formed by a clone of
                                            identical cells.

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

PATENT STATUS AND PROTECTION OF PROPRIETARY TECHNOLOGY

         The Company has been issued U.S. patent nos. 5,626,843 and 5,888,511, and Australia patent no. 730498. It also has eleven U.S. patents pending filed between December 22, 1997 and February 24, 2000, and two foreign applications pending in the European Union and Canada.

         The Company's most recently issued patent gives the Company patent protection for a new anti-cytokine approach to treating different autoimmune diseases via both the extracorporeal and the injectable treatment route. These include RA, MS, and insulin-dependent diabetes, among others. The patented treatment uses various methods to neutralize or block specific combinations of cytokines and their receptors. In management's opinion, the Company's patented approach is broader in scope than certain other patented treatments.

DEPENDENCE UPON KEY PERSONNEL

         The Company relies greatly in its efforts on the services and expertise of its key staff, such as the Chairman and Chief Executive Officer, Director of Operations and internal counsel and officers and directors. The operation and future success of the Company would be adversely affected in the event that any of them is incapacitated or the Company otherwise loses their services.

UNCERTAINTIES ASSOCIATED WITH RESEARCH AND DEVELOPMENT ACTIVITIES

         The Company intends to continue its research and development activities on its products and for the purpose of developing proprietary products. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. If research and development requires more funding than anticipated, the Company may have to reduce product development efforts or seek additional financing. There can be no assurance that the Company would be able to secure any necessary additional financing or that such financing would be available on favorable terms

MARKETING

         Assuming the Company is able to obtain FDA approval of its products currently in development, it intends to market the same through collaborative relationships with other companies. It is the Company's intention that joint venture partners will be selected on the basis of experience and the degree of financial success they exhibit in the industry. There are no assurances that the Company will obtain FDA approval for its products, and there are no assurances that the Company will be successful in entering into agreements with established multinational companies.

FACTORS THAT MAY AFFECT THE COMPANY

         The Company operates in a rapidly changing environment that involves a number of risk factors, many of which are beyond the Company's control. The following discussion highlights some of these risk factors and others are discussed elsewhere in this Form 10-KSB.

         1. LIQUIDITY. NEED FOR ADDITIONAL FINANCING. The Company believes that it will need to raise additional capital during the next twelve months. If the Company is unable to raise additional capital and/or generate a positive cash flow before its cash is depleted, it will be required to curtail operations substantially. There is no assurance that the Company will be able to obtain additional capital if required, or if capital is available, to obtain it on terms favorable to the Company. The Company may suffer from a lack of liquidity in the future that could impair its research and development efforts and adversely affect its results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         2. LACK OF REGULATORY CLEARANCE/APPROVAL AND LIMITED CLINICAL DATA. The Company's products are in the development stage, have limited clinical data and have not been cleared for marketing by the FDA or foreign regulatory authorities, and cannot be commercially distributed in the U.S. and/or in foreign markets unless and until such clearance is obtained. Failure to obtain FDA clearance would delay sales of the Company's products and would materially affect the financial condition of the Company.

         3. DEPENDENCE ON PRODUCTS. The Company expects to derive a substantial majority of its revenues from its proprietary development stage products through product licensing and royalty fees. The life cycle of the Company's products, if approved for marketing, is difficult to estimate in terms of current and future technological developments, competition, and other factors. Failure of the Company to successfully commercialize its products or to realize significant revenues from the products would have a material adverse effect on the financial condition of the Company. As of the date hereof, the Company has not realized any revenues from the sale of products.

         4. LACK OF MARKETING AND SALES EXPERIENCE. The Company's management has limited sales and marketing experience, and therefore, if the necessary regulatory approvals are obtained, the Company intends to market and sell its products, through a network of qualified independent distributors, agents, and key strategic partners, none of which are currently in place. There are no assurances that the Company can establish the necessary relationships for marketing and selling its products or that the network will successfully implement an effective marketing and sales strategy.

         5. MANUFACTURING. The Company lacks the facilities to manufacture any products and does not have an adequate supply of product to begin clinical studies in the United States. If the Company is unable to contract for manufacturing capabilities on acceptable terms, it would result in the delay of sales, which in turn could materially impair the Company's competitive position, and the possibility of the Company achieving profitability.

         6. UNCERTAINTY RELATING TO FAVORABLE THIRD-PARTY REIMBURSEMENT. In the United States, success in obtaining favorable third-party payment for a new product depends greatly on the ability to present data which demonstrates positive outcomes and reduced utilization of other products or services, as well as cost data which shows that treatment costs using the new product are equal to or less than what is currently covered for other products. Failure by the Company to present such clinical data would adversely affect the Company's ability to obtain favorable third-party reimbursement as well as the commercial success of its products.

         7. PATENTS AND PROPRIETARY RIGHTS. The Company's success and ability to compete effectively will depend, in part, on the strength of its patents and the ability to obtain protection for its products in foreign markets. No assurance can be given that any patents issued to the Company will not be challenged, invalidated, or circumvented. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to the Company and/or determine the scope and validity of other's proprietary rights.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's administrative offices are located at 5950 La Place Court, Suite 210, Carlsbad, California 92008. The phone number of these offices is 760-431-4282. The Company has a three-year lease on 1,944 square feet at this location, which provides for an annual rental of $43,200, $44,900 and $46,740, respectively, during the term of the lease.

EMPLOYEES

         The Company is a development stage company and currently has four employees. See "Management." Management of the Company expects to hire employees as necessary.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

         Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ending December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

           As of February 15, 2000, the Company's Common Stock was quoted again on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (the "Bulletin Board") under the symbol "ADVB." During 1999, the Common Stock was quoted on the Bulletin Board for part of the year and quoted on other electronic marketplaces for the rest of the year. The table shows the high and low bid quotations of the Company's Common Stock during each of the four quarters of the 1999 and 2000 fiscal years, and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:


1999 FISCAL QUARTER ENDING:               HIGH BID           LOW BID
                  March 31                  $0.20             $0.10
                  June 30                   $0.08             $0.05
                  September 30              $0.10             $0.01
                  December 31               $0.35             $0.05

2000 FISCAL QUARTER ENDING:

                  March 31                  $2.63             $1.75
                  June 30                   $1.81             $0.44
                  September 30              $1.00             $0.50
                  December 31               $0.75             $0.20


HOLDERS

           As of December 31, 2000, the Company had 1,562 holders of record of its Common Stock. This number does not include those beneficial owners whose securities are held in street name. The total number of record and beneficial stockholders is estimated to be more than 3,500.

DIVIDENDS

           The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings that it may realize in the future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

SALE OF UNREGISTERED SECURITIES

         During the quarter ended December 31, 2000, the Company sold in a private placement to accredited investors an additional $333,750 in principal amount of convertible subordinated debt of which $167,500 was previously reported in the Company's Form 10-QSB for the quarter ended September 30, 2000. Under the terms of the notes, the principal bears interest at 10% per annum payable semi-annually in cash or in additional convertible subordinated debt and is convertible into shares of Common Stock of the Company at a conversion price per share equal to twenty five cents ($0.25), subject to certain anti-dilution provisions. The Company sold the debt to the accredited investors pursuant to
Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rule 506 of Regulation D, promulgated under the Act. The proceeds from the placement of the debt will be used for working capital purposes, principally salaries, professional fees and expenses to pursue additional financings, corporate partnerships and mergers and acquisitions. During the year ending December 31, 2000, the Company sold a total of $1,510,500 in principal amount of this debt.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         The Company anticipates that its minimum cash requirements to continue as a going concern for the next twelve months will be approximately $800,000, and therefore, believes that it has inadequate cash to maintain operations during that period. In order to meet the foregoing cash requirements, the Company will have to raise additional capital or obtain a loan. There is no assurance, however, that the Company will be able to raise additional capital or obtain a loan. The Company's objective is to establish collaborative relationships with either a pharmaceutical or biotechnological company that could result in the generation of royalty payments to the Company. As of the date hereof, the Company has not entered into agreements with any pharmaceutical or biotechnological companies. In the event that the Company does not raise additional capital from any of the foregoing sources, it may have to curtail operations. The Company is also seeking out merger and acquisition candidates that can either expand the Company's technology base in the area of autoimmune disease therapeutics or bring FDA-approved products into the Company that will generate recurring revenue and cash flow.

           The Company's development goal is to produce, or have produced, a series of antibody-based products through collaborations with other biotechnology companies. The Company has identified several biotechnology companies that can develop and manufacture such antibodies and extracorporeal devices for the Company. The availability of this technology will make it possible to produce safer and more standardized antibodies for commencement of human clinical trials, under FDA guidelines, in the United States.

           The Company has no expected purchases or sales of significant equipment.

           There are no expected significant changes in the number of employees of the Company.

RESULTS OF OPERATIONS - FROM INCEPTION THROUGH DECEMBER 31, 2000.

           The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

LIQUIDITY AND CAPITAL RESOURCES.

           As of December 31, 2000, the Company has issued and outstanding 39,848,265 shares of its Common Stock. The Company is a development stage company. The Company had $758,267 in cash as of December 31, 2000.

FISCAL 2000 COMPARED TO FISCAL 1999.

           For the year ending December 31, 2000, the Company realized a net loss of $653,270 and a loss from operations of $827,084, compared to net income of $1,143,892 and a loss from operations of $334,278 for the year ending December 31, 1999. The loss from operations for the current year is principally due to a substantial increase in outside expense relating general corporate, SEC and patent legal costs, accounting, investment banking, investor relations, strategic partnering and other contract services, as the Company became an SEC reporting company, moved the listing of its Common Stock to the OTC Bulletin Board and embarked on an investor relations program, reincorporated in Delaware, raised additional capital, expanded its intellectual property portfolio and began an active corporate partnering initiative. All of these activities also caused salary, travel, entertainment, telephone and other office expenses to increase substantially during the year. The operating loss was partially offset by total other income of $173,814, principally as the result of an internal gain of $157,520 on the sale of Common Stock by certain officers of the Company, as a result of Section 16(b) of the Securities Exchange Act of 1934, which requires insiders to disgorge "short-swing profits". Total other income also benefited from the forgiveness of $45,396 of accounts payable, resulting from the failure of the vendors to pursue payment from the Company within the applicable statute of limitations.

         The net income for the year ending December 31, 1999 was the result of recognizing an extraordinary item related to an agreement by three key employees to forgive the Company of the cumulative accrued salaries owed to them through December 31, 1999 in the aggregate amount of $1,472,247 for salaries and $9,962 for interest. The Company also issued 842,953 non-qualified stock options to these employees, exercisable immediately and expiring on December 31, 2005 at an exercise price of $0.05 per share of Common Stock.

         Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Reference is made in particular to forward-looking statements regarding product development, capital sources, plan of operations and expenses. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and the Company's stock price may be affected by a number of factors, including, without limitation: (i) availability of capital for research and development; (ii) availability of capital for clinical trials; (iii) opportunities for joint ventures and corporate partnering; (iv) opportunities for mergers and acquisitions to expand the Company's biotechnology base or acquire revenue generating products; (v) the results of preclinical and clinical trials; (vi) regulatory approvals of product candidates, new indications and manufacturing facilities; (vii) health care guidelines and policies relating to prospective Company products; (viii) intellectual property matters (patents) and (ix) competition.

ITEM 7.  FINANCIAL STATEMENTS

            The financial statements are included herewith and incorporated herein by reference beginning with the Table of Contents on Page F- 1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB for the year ending December 31, 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names and nature of all positions and offices held by all directors and executive officers of the Company for the calendar year ending December 31, 2000, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.


         ---------------------------------- ------- ------------------------------------- ---------------
                       Name                  Age               Position Held                 Date of
                                                                                             Election
         ---------------------------------- ------- ------------------------------------- ---------------
         Paul J. Marangos                   53      Chairman of the Board of  Directors,  09/01/00
                                                    President and Chief Executive
                                                    Officer (2)(3)
         ---------------------------------- ------- ------------------------------------- ---------------
         John M. Bendheim                   47      Member of the Board of Directors      06/19/00
                                                    (1)(2)
         ---------------------------------- ------- ------------------------------------- ---------------
         Edmond Buccellato                  56      Member of the Board of Directors (1)  11/16/95
         ---------------------------------- ------- ------------------------------------- ---------------
         Alexander L. Cappello              45      Member of the Board of Directors (1)  04/21/00
         ---------------------------------- ------- ------------------------------------- ---------------
         Lawrence Loomis                    58      Member of the Board of Directors (2)  12/06/86
         ---------------------------------- ------- ------------------------------------- ---------------
         Leonard Millstein                  59      Member of the Board of Directors      12/06/86
         ---------------------------------- ------- ------------------------------------- ---------------
         Boris Skurkovich, M.D.             46      Member of the Board of Directors (2)  12/06/86
         ---------------------------------- ------- ------------------------------------- ---------------
         Simon Skurkovich, M.D.             80      Member of the Board of Directors      11/06/85
         ---------------------------------- ------- ------------------------------------- ---------------
         Margo Dockendorf, J.D.             45      Treasurer and Secretary               12/12/00
         ---------------------------------- ------- ------------------------------------- ---------------


- -------------
(1)      Member of the Audit Committee of the Board of Directors.
(2)      Member of the Compensation Committee of the Board of Directors.
(3) Dr. Marangos was elected to the Board of Directors of the Company in April 2000.

TERM OF OFFICE

         Each director serves for a term of one year or until his successor is duly elected once qualified. The Company's officers are appointed by the Board of Directors and hold office at the discretion of the Board.

BIOGRAPHICAL DESCRIPTIONS OF OFFICERS AND DIRECTORS

         Paul J. Marangos - Since April 2000, Dr. Marangos has served as a member of the Board of Directors. In September 2000, he was elected as the Chairman of the Board of the Company and hired as its Chief Executive Officer, and in December 2000, he was elected President. Previously, Dr. Marangos was founder, Chairman of the Board of Directors, President and Chief Executive Officer of Cypros Pharmaceutical Corporation from 1991 to November 1999, when it was merged with Ribogene, Inc. to form Questcor Pharmaceuticals, Inc. Cypros was an American Stock Exchange listed company with three drug products on the market and two compounds in late stage clinical trials to treat diseases caused by ischemia. Dr. Marangos is also a principal in BioMedica Partners, LLC, ("BMP") a strategic consulting and executive staffing company. His role in BMP does not require a substantial time commitment, and thus, does not conflict with his role in the Company. Dr. Marangos received his B.A. degree (magna cum laude) and his Ph.D. from the University of Rhode Island in biochemistry in 1973, and completed his postdoctoral fellowship at the Roche Institute of Molecular Biology in 1975.

         John M. Bendheim - Since June 2000, Mr. Bendheim has served as a member of the Board of Directors. Mr. Bendheim is Chairman of the Cedars-Sinai Medical Center Board of Governors in Los Angeles, California and President of Bendheim Enterprises, Inc., a real estate investment holding company. He received his B.S. degree in Business Administration in 1975 and his M.B.A. in 1976 from the University of Southern California.

         Edmond Buccellato - Mr. Buccellato served as President and Chief Operating Officer of the Company from September 1, 2000 to December 12, 2000. Mr. Buccellato served as Chief Executive Officer and a member of the Board of Directors from 1995 to August 31, 2000. He was co-founder, member of the Board of Directors and Vice President of Finance of Phase Medical, Inc., an infusion therapy company sold to Becton Dickinson in 1994. He was also co-founder, member of the Board of Directors and Vice President of Finance of Synergistic Systems, Inc., a company that became the largest medical billing company in the western United States. He is also co-founder and member of the Board of Directors of Polymer Safety, LLC, a manufacturer of synthetic medical and industrial examination gloves. He is also co-founder and member of the Board of Directors of Physicians' choice LLC, a medical billing company. Mr. Buccellato received his undergraduate degree From California State University at San Diego, and his graduate degree from the University of Southern California.

         Alexander L. Cappello - Since May 2000, Mr. Cappello has served as a member of the Board of Directors. Mr. Cappello is Chairman and C.E.O. of Cappello Group, Inc. and has been an investment and merchant banker, facilitating project financing and equity capital to biotechnology companies and companies in other industries since 1975. Currently, he is a Member of the Board of Directors of the following: Chairman and Chief Executive Officer of Cappello Group, Inc., RAND Corporation (Center for Middle East Public Policy), CytRx Corporation (NASDAQ), (ICSC) Independent Colleges of Southern California, USC Entrepreneur Advisory Council, USC Advancement Council, USC Marshall School of Business, Chairman of Catholic Big Brothers of Los Angeles, and President of YPO International (Young Presidents' Organization) for 2003-2004. He received his B.S. Degree in finance (awarded the prestigious Order of the Palm) from the University of Southern California in 1977.

         Formerly, he was a Member of the Board of Directors of the following; Koo Koo Roo, Inc. (NASDAQ), Geothermal Resources International (AMEX), Arcus Data Security, Inc. (NASDAQ), Maritime Bank of California (OTC), Summa Medical Corp. (AMEX), Swiss American Financial, Euro American Financial Corporation, Coffees of Hawaii, Inc., Executive Publications, Inc. (Chairman), and The Joffrey Foundation.

         Lawrence Loomis - Since 1986, Mr. Loomis has served as a member of the Board of Directors. Mr. Loomis is President and majority shareholder of New Horizons Diagnostics, Inc., a company that develops bacteriological screening methods, monoclonal antibodies for detection of various infectious disease agents, and rapid bacterial and viral assay kits. Prior to founding New Horizons Diagnostics, Inc. in 1980, Mr. Loomis was in charge of the Immunology Department for BBL, a division of Becton Dickinson. Mr. Loomis received his undergraduate degree in Chemistry from New York University and his graduate degree in Chemistry from City University.

         Leonard Millstein - Since 1986, Mr. Millstein has served as a member of the Board of Directors. Mr. Millstein received his MSCE and Ph.D. in Civil Engineering from Moscow State Construction University in 1964 and 1974, respectively. After immigrating to the United States in 1978, he held teaching positions at Howard University in Washington D.C. and Johns Hopkins University in Baltimore, Maryland. He has over 200 publications and is a member of the American Concrete Institute and American Society of Civil Engineers. From 1981 to the present, he has been a CEO of Radcon Products, a company involved in manufacturing of proprietary concrete sealants. From 1990 until the present, he has been a Chairman of the Board of TTLTIC, a private consulting company.

         Boris Skurkovich, M.D. - Since 1986, Mr. Skurkovich has served as a member of the Board of Directors, and from that same date until December 2000, he was a Vice President of the Company. He completed a clinical and research fellowship at the Maxwell Finland Laboratory for Infectious Diseases, Boston City Hospital, Boston, Massachusetts, and presently is a professor at Brown University Medical School. He has collaborated with his father, Simon, on the development of the Company's treatment of autoimmune diseases. Dr. Skurkovich received his M.D. from the Moscow State Medical Institute.

         Simon Skurkovich, M.D. - From 1985 until September 2000, Dr. Skurkovich served as Chairman of the Board. He has previously been granted five patents in Russia, and eight in the U.S. He is the creator of immune preparations from human blood against antibiotic resistant bacteria that saved thousands of lives in the Soviet Union and Eastern Europe. In Russia, he was professor and Chief of the Immunology Laboratory of the Institute of Hematology and Blood Transfusion and was awarded gold and silver medals for his scientific discoveries. His laboratory was also awarded the nation's highest honor, the Lenin Prize, for his patented work. Dr. Skurkovich received an M.D., Ph.D. and a Doctorate in Medical Sciences (D.Sc.) from Pirogov State Medical Institute in Moscow. He has written more than 200 articles for scientific publications.

         Margo J. Dockendorf, Esq. - Ms. Dockendorf became the Treasurer and Secretary of the Company in December 2000. Ms. Dockendorf is a member of the California Bar Association and has been a practicing attorney at law for 18 years. She has built successful law practices in Southern California, and has extensive experience as a litigation attorney, as well as in business operations, contracts and corporate matters. With the inception of her responsibilities at the Company, Ms. Dockendorf now limits her law practice to selective matters on a part-time basis. Ms Dockendorf is also a principal in BioMedica Partners, LLC, ("BMP") a strategic consulting and executive staffing company. Her role in BMP does not require a substantial time commitment, and thus, does not conflict with her role in the Company.

FAMILY RELATIONSHIPS

         The only known relationship between any directors is Simon Skurkovich, father to Boris Skurkovich, and father-in-law to Leonard Millstein.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         During the past five years, no present director or executive officer of the Company has been the subject matter of any legal proceedings, including bankruptcy, criminal proceedings, or civil proceedings. Further, no legal proceedings are known to be contemplated by governmental authorities against any director or executive officer.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         A Form 3 was required to be filed by each of Dr. Marangos, Mr. Bendheim, Ellen Millstein and Ms. Dockendorf and has not been filed yet. A Form 5 was required to be filed by each of Dr. Marangos and Mr. Bendheim related to the receipt of stock options for Board service and has not been filed yet. A Form 5 was required to be filed by Dr. Simon Skurkovich relating to his gift of 4,000,000 bonus shares to various individuals and has not been filed yet. Form 5s were required to be filed by Ellen Millstein, Leonard Millstein and Dr. Boris Skurkovich relating to their receipt of gifts of shares of Common Stock from Simon Skurkovich. A Form 5 was required to be filed by Mr. Bendheim relating to his purchase of notes convertible into Common Stock of the Company and has not been filed yet. A Form 5 was filed by Mr. Alexander Cappello subsequent to December 31, 2000, relating to his receipt of stock options in 2000 for Board service.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth the compensation paid by the Company since January 1, 1998 through December 31, 2000, for the Chief Executive Officer of the Company and each other executive officer of the Company who was paid more than $100,000 during the year (the "Named Executive Officers"):


                                         SUMMARY COMPENSATION TABLE

              ------------------------------------ ------- ----------------- -------------------
                       Name and Position            Year        Salary             Bonus
              ------------------------------------ ------- ----------------- -------------------
              Paul J. Marangos                     2000    $40,000           $25,000
              Chief Executive Officer (1)
              ------------------------------------ ------- ----------------- -------------------
              Edmond Buccellato                    2000    $72,500           $0
              Chief Executive Officer (2)          1999    $75,000           $0
                                                   1998    $50,000           $0
              ------------------------------------ ------- ----------------- -------------------
              Simon Skurkovich                     2000    $30,000           $0
              Chairman of the Board (3)            1999   $100,000           $0
                                                   1998   $100,000           $0
              ------------------------------------ ------- ----------------- -------------------


(1) Dr. Marangos joined the Company in August 2000 at an annual salary of $120,000. In addition, he was paid a signing bonus of $25,000.
(2) Mr. Buccellato was the Chief Executive Officer of the Company prior to the hiring of Dr. Marangos.
(3) Dr. Skurkovich was the Chairman of the Board prior to the hiring of Dr. Marangos.

         During 2000, Mr. Loomis refused a $40,000 salary offer from the Company.

         There are no retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors. The Company has previously granted non-qualified stock options and warrants for the benefit of officers and directors, and in December 2000, the Board of Directors of the Company approved the 2000 Omnibus Equity Incentive Plan (the "OEI Plan") and reserved 4,000,000 shares of Common Stock to be issued thereunder, subject to annual increases equal to the lesser of 2.5% of outstanding shares or 250,000 shares. No shares have been issued under the OEI Plan to date.

OPTION/SAR GRANTS.

         None of the named executive officers received any grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs during the fiscal year ending December 31, 2000 in their capacity as officers. During that period though, Dr. Marangos received a 5-year warrant exercisable into 100,000 shares of Common Stock at $0.25 per share for Board service.

         None of the Named Executive Officers exercised any options/SARs during the year. Set forth below are the fiscal year end Option/SAR values:


         ---------------------------- ----------------------- -------------------- ---------------------
                    Name              Number of unexercised   Exercise Price       Value of
                                      options/SARs at         Per Share            unexercised
                                      FY-end(#)                                    in-the-money
                                      exercisable/                                 options/SARs at
                                      unexercisable                                FY-end ($)
                                                                                   exercisable/
                                                                                   unexercisable(1)
         ---------------------------- ----------------------- -------------------- ---------------------
         Paul J. Marangos             100,000/0               $0.25                       $0/$0
         ---------------------------- ----------------------- -------------------- ---------------------
         Edmond Buccellato            50,000/0                $0.20                     $1,500/$0
                                      50,000/0                $0.10                     $6,500/$0
                                      105,453/0               $0.05                     $18,998/$0
         ---------------------------- ----------------------- -------------------- ---------------------
         Simon Skurkovich             300,000/0               $0.10                     $39,000/$0
                                      623,000/0               $0.65                    $112,140/$0

- ----------
(1) The dollar amounts calculated in this table use the closing bid on the Common Stock of the Company on the last trading day in December 2000, which was $0.23 per share.

LONG-TERM INCENTIVE PLAN AWARDS

THE STOCK BONUS PLAN

         The Board of Directors of the Company adopted the Stock Bonus Plan in January 2000 as an incentive for performance by eligible employees (the "Plan").

         The Plan's purpose is to keep personnel of experience and ability in the employ of the Company and to compensate them for their contributions to the growth of the Company, thereby inducing them to continue to make such contributions in the future.

         During the fiscal year ending December 31, 2000, as previously disclosed in the Company's Form 10-KSB for the fiscal year ended December 31, 1999, the following directors were awarded 8.0 million shares of the Company's Common Stock under the Plan at a price of $0.05 per share:


         ----------------------------------------- -------------------------------------------
                        Individual                           Number of Bonus Shares
         ----------------------------------------- -------------------------------------------
         Edmond Buccellato                                         1,500,000
         ----------------------------------------- -------------------------------------------
         Larry Loomis                                              1,000,000
         ----------------------------------------- -------------------------------------------
         Boris Skurkovich                                          1,500,000
         ----------------------------------------- -------------------------------------------
         Simon Skurkovich (1)                                      4,000,000
         ----------------------------------------- -------------------------------------------


 ----------
(1) Dr. Skurkovich subsequently gifted all of these shares to various individuals, including 1,935,000 to Boris Skurkovich and 1,735,000 to Leonard Millstein and three members of his family.

         Such stock bonuses were issued at the weighted average price at which the Company has been selling shares of stock out of authorized but yet unissued common stock to third parties during the six months immediately preceding the issuance of the bonus shares, or $0.05 per share.

         Consideration for the purchase of such shares was in the form of a note in favor of the Company by each individual to whom the stock was awarded, except for Dr. Simon Skurkovich, whose $200,000 purchase obligation was set off against an obligation of the Company to him for accrued but unpaid salary. The notes for Messrs. Buccellato and Loomis and Dr. Boris Skurkovich have a maturity of two
(2) years and bear interest at 6.5% per annum.

THE OEI PLAN

         The Board of Directors of the Company adopted the OEI Plan in December 2000. The purpose of the OEI Plan is to promote the long-term success of the Company and the creation of stockholder value by (a) encouraging employees, outside directors and consultants to focus on critical long-term objectives, (b) encouraging the attraction and retention of employees, outside directors and consultants with exceptional qualifications and (c) linking employees, outside directors and consultants directly to stockholder interests through increased stock ownership. The OEI Plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, incentive and nonstatutory stock options and stock appreciation rights. The OEI Plan will be administered by the Board of Directors unless and until the Board delegates administration to a committee.

         The Board reserved 4,000,000 shares of Common Stock to be issued under the OEI Plan, subject to annual increases equal to the lesser of 2.5% of outstanding shares or 250,000 shares. No shares have been issued under the OEI Plan to date.

COMPENSATION OF DIRECTORS

         Directors did not receive any cash compensation for serving as members of the Board of Directors for the year ending December 31, 2000, but several Board members received stock grants under the Plan as described above under "Stock Bonus Plan" and Board members are eligible for awards under the OEI Plan. In addition, during the fiscal year ended December 31, 2000, each of Dr. Marangos and Messrs. Cappello and Bendheim received one-time grants of warrants exercisable into 100,000 shares of Common Stock of the Company at $0.25 per share. There are no other contractual arrangements with any member of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the Common Stock ownership, including options to purchase stock, of each person known by the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each director individually and all officers and directors of the Company as a group as of December 31, 2000. Each person has sole voting and investment power with respect to the shares of Common Stock shown, unless otherwise noted, and all ownership is of record and beneficial. As of December 31, 2000, the Company had 39,848,265 shares of Common Stock outstanding.


     -------------------------------------- ------------------------------ ------------------------------
     Name and Address of Owner              Number of Shares               Percentage of Total
                                            Beneficially Owned
     -------------------------------------- ------------------------------ ------------------------------
     Boris V. Skurkovich, M.D.              5,177,270(1)                              12.9%
     18 Blaisdell Ave.
     Pawtucket, RI 01860

     -------------------------------------- ------------------------------ ------------------------------
     Leonard and Ellen Millstein            3,403,459(2)                               8.5%
     1677 Calle Alta
     La Jolla, CA 92037

     -------------------------------------- ------------------------------ ------------------------------
     Gerard K. Cappello                     2,161,460(3)                               5.1%
     1299 Ocean Avenue
     Suite 306
     Santa Monica, CA 90401

     -------------------------------------- ------------------------------ ------------------------------
     Edmond Buccellato                      2,143,343(4)                               5.3%
     6355 Topanga Canyon Boulevard
     Suite 510
     Woodland Hills, CA 91367

     -------------------------------------- ------------------------------ ------------------------------
     Simon Skurkovich, M.D.                 2,126,770(5)                               5.2%
     802 Rollins Avenue
     Rockville, MD 20852

     -------------------------------------- ------------------------------ ------------------------------
     Lawrence Loomis                        1,610,000(6)                               4.0%
     9110 Red Branch Road
     Columbia, MD 21045

     -------------------------------------- ------------------------------ ------------------------------
     Alexander L. Cappello                  1,315,061(7)                               3.2%
     1299 Ocean Avenue
     Suite 306
     Santa Monica, CA 90401

     -------------------------------------- ------------------------------ ------------------------------
     John M. Bendheim                         200,000(8)                                 *
     2001 S. Barrington Street
     Suite 100
     Los Angeles, CA 90025

     -------------------------------------- ------------------------------ ------------------------------
     Paul J. Marangos                         100,000(9)                                 *
     7402 Cadencia Street
     Carlsbad, CA 92009
     -------------------------------------- ------------------------------ ------------------------------
     Margo Dockendorf, J.D.                         0                                    *
     4090 Rosenda Court #200
     San Diego, CA 92122
     -------------------------------------- ------------------------------ ------------------------------
     All officers and directors as a        18,237,363(10)                            40.2%
     group (9)
     -------------------------------------- ------------------------------ ------------------------------

- -----------
(1) Shares held in the name of Boris Skurkovich (2,505,270 shares), Carol Marjorie Dorros (550,000), Samuel Skurkovich (701,000 shares), and Samuel Aaron Skurkovich (1,121,000 shares). Includes options to purchase up to 100,000 shares of common stock at an exercise price of $0.01 per share; options to purchase up to 150,000 shares of common stock at an exercise price of $0.02 per share, and options to purchase 50,000 shares of common stock at an exercise price of $0.10 per share.
(2) Leonard and Ellen Millstein are husband and wife. Shares held in their names comprise shares held in his name (565,100), shares held in her name (2,713,359) and options in his name to purchase up to 125,000 shares of common stock at an exercise price of $0.20 per share. The Millsteins disclaim beneficial ownership of the shares in the other's name and disclaim that they are part of any "group" for SEC purposes.
(3) Shares held in the name of Gerard Cappello include warrants held in his name to purchase 655,919 shares at an exercise price of $0.15 per share of Common Stock and warrants to purchase 1,405,541 shares at an exercise price of $0.15 per share of Common Stock held in the name of Cappello Capital Corporation, a company wholly-owned by Mr. Cappello. Shares held also include the right to acquire 100,000 shares of Common Stock upon conversion of convertible demand notes at a conversion price of $0.25 per share.
(4) Shares held in the names of the Edmond Buccellato (1,754,000), Edmond and Leana Buccellato Family Trust (153,000 shares), Edmond Buccellato and Leana Buccellato FBO the Buccellato Living Trust (20,000 shares), Amy Buccellato (8,400 shares), and Matthew Buccellato (10,490 shares). Includes options to purchase up to 50,000 shares of common stock at an exercise price of $0.10 per share and options to purchase up to 50,000 shares of common stock at an exercise price of $0.20 per share. Includes options to purchase up to 105,543 shares of common stock at an exercise price of $0.10 per share.
(5) Shares held in the name of Simon Skurkovich include the right to acquire 100,000 shares of Common Stock upon conversion of convertible demand notes at a conversion price of $0.25 per share. Includes options to purchase up to 300,000 shares of common stock at an exercise price of $0.10 per share, and options to purchase up to 623,000 shares of common stock at an exercise price of $0.10 per share. Simon Skurkovich is the father of Boris Skurkovich and Ellen Millstein but disclaims beneficial ownership of the shares attributed to both of them and disclaims that the three of them are part of a "group" for SEC purposes.
(6) Shares held in the names of Larry Loomis (1,325,000 shares) and New Horizons Diagnostics, Inc. (200,000 shares). Includes options to purchase up to 75,000 shares of common stock at an exercise price of $0.20 per share and options to purchase up to 10,000 shares of common stock at an exercise price of $0.10 per share.
(7) Shares held in the name of Alexander Cappello include warrants held in his name to purchase 100,000 shares at an exercise price of $0.25 per share of Common Stock and warrants to purchase 1,115,061 shares at an exercise price of $0.15 per share of Common Stock. Also includes the right to acquire 100,000 shares of Common Stock upon conversion of convertible demand notes at a conversion price of $0.25 per share. Alexander Cappello is the brother of Gerard Cappello.
(8) Shares held in the name of John Bendheim comprise warrants to purchase 100,000 shares of Common Stock at an exercise price of $0.25 per share and the right to acquire 100,000 shares of Common Stock upon conversion of convertible demand notes at a conversion price of $0.25 per share.

(9) Warrants held in the name of Paul J. Marangos to purchase 100,000 shares of Common Stock at an exercise price of $0.25 per share.
(10) Includes 3,476,521 shares of Common Stock underlying warrants, 1,638,543 shares of Common Stock underlying options and 400,000 shares of Common Stock underlying convertible subordinated notes.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In connection with issuance of bonus shares under the Plan to various individuals, the Company financed the $0.05 per share purchase price for the shares for Messrs. Buccellato, Loomis and Boris Skurkovich in the amounts of $75,000, $50,000 and $75,000, respectively. The notes for these amounts mature in two years and bear interest at 6.5% per annum.
The Company also set off the $200,000 purchase obligation of Simon Skurkovich against an obligation of the Company to him for accrued but unpaid salary.

         Alexander L. Cappello is the brother of Gerard K. Cappello, the owner, President and Chief Executive Officer of Cappello Capital Corporation. Cappello Capital Corporation raised $1,510,500 in convertible subordinated debt for the Company and was paid $124,981 in fees and expenses related thereto and it and certain related parties were issued warrants to purchase 4,685,135 shares of Common Stock at $0.15 per share.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

Exhibit No.       Description

2.1 Agreement of Merger dated as of July 14, 2000, between the Registrant, a Delaware corporation, and Advanced Biotherapy Concepts, Inc., a Nevada corporation (1)

3.1               Certificate of Incorporation of Registrant. (2)

3.2               Bylaws of Registrant. (2)

4.1               Form of Registrant's Common Stock Certificate. (3)

10.1              Form of Stock Bonus Plan. (4)

10.2 Form of Common Stock Purchase Warrant in favor of Cappello Capital Corporation. (5)

10.3              Form of 2000 Omnibus Equity Incentive Plan.

10.4              Form of Option Agreement.

10.5              Form of 10% Convertible Subordinated Debt Instrument. (6)

10.6              Form of Convertible Subordinated Debt Purchase Agreement.

10.7              Form of Investor Rights Agreement.

23.1              Consent of Williams & Webster PS, Certified Public
                  Accountants.

- --------------------------------------------------------------------------------
(1) Filed as Appendix A to Registrant's Proxy Statement dated July 14, 2000, and incorporated herein by reference.

(2) Filed as an exhibit to Registrant's Form 10-QSB for the quarter ending September 30, 2000, and incorporated herein by reference.

(3) Filed as an exhibit to Registrant's Form 10-SB filed on June 10, 1999, and incorporated herein by reference.

(4) Filed as an exhibit to Registrant's Form 10-KSB for the fiscal year ending December 31, 1999.

(5) Filed as an exhibit to Registrant's Form 10-QSB for the quarter ending March 31, 2000, and incorporated herein by reference.

(6) Filed as an exhibit to Registrant's Form 10-QSB for the quarter ending June 30, 2000, and incorporated herein by reference.

The financial statements are incorporated herein by reference from Exhibit 99.1, which begins with the Table of Contents on Page F- 1.

REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2001.

                              Advanced Biotherapy, Inc.
                                    (Registrant)

                              By:      /s/ Paul J. Marangos
                                       -----------------------------------------
                                       Paul J. Marangos, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 28th day of March, 2001.


                     SIGNATURE                            TITLE                         DATE
                     ---------                            -----                         ----
                                             Chairman, President and Chief          March 28, 2001
         /s/ Paul J. Marangos, Ph.D.         Executive Officer
         ----------------------------        (Chief  Executive Officer and
         Paul J. Marangos, Ph.D.             Principal Financial and
                                             Accounting Officer)


         /s/ Margo J. Dockendorf, Esq.       Treasurer and Secretary                March 28, 2001
         ----------------------------
         Margo J. Dockendorf, Esq.


         /s/ John Bendheim                   Director                               March 28, 2001
         ----------------------------
         John Bendheim


         /s/ Edmond Buccellato               Director                               March 28, 2001
         ----------------------------
         Edmond Buccellato


         /s/ Alexander L. Cappello           Director                               March 28, 2001
         ----------------------------
         Alexander L. Cappello


         /s/ Lawrence Loomis                 Director                               March 28, 2001
         ----------------------------
         Lawrence Loomis


         /s/ Leonard Millstein               Director                               March 28, 2001
         ----------------------------
         Leonard Millstein


         /s/ Boris Skurkovich, M.D.          Director                               March 28, 2001
         ----------------------------
         Boris Skurkovich, M.D.


         /s/ Simon Skurkovich, M.D.          Director                               March 28, 2001
         ----------------------------
         Simon Skurkovich, M.D.


                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                DECEMBER 31, 2000



                                    CONTENTS



Independent Auditor's Report                                               F-2

Financial Statements:

         Balance Sheets                                                    F-3

         Statements of Operations                                          F-4

         Statement of Stockholders' Equity (Deficit)                       F-5

         Statements of Cash Flows                                          F-6

Notes to Financial Statements                                              F-7

Board of Directors
Advanced Biotherapy, Inc.
Carlsbad, CA


                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of Advanced Biotherapy, Inc., a development stage enterprise (formerly Advanced Biotherapy Concepts, Inc.) (a Delaware corporation) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimated made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Biotherapy, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated little revenue in the past years, and has suffered recurring losses from operations resulting in an accumulated deficit of $4,048,125 at December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Williams & Webster, P.S.
CERTIFIED PUBLIC ACCOUNTANTS
Spokane, Washington
March 6, 2001

                           ADVANCED BIOTHERAPY, INC.
                 (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                     ASSETS


                                                                               December 31,           December 31,
                                                                                   2000                   1999
                                                                              ---------------        ----------------
CURRENT ASSETS
Cash                                                                          $      758,267         $        34,958
Prepaid expenses                                                                      32,692                       -
                                                                              ---------------        ----------------
          Total Current Assets                                                       790,959                  34,958
                                                                              ---------------        ----------------

PROPERTY AND EQUIPMENT, net of depreciation                                           10,287                       -
                                                                              ---------------        ----------------

OTHER ASSETS
   Notes receivable - related party                                                  246,619                       -
   Interest receivable                                                                15,548                       -
   Deferred loan origination fees, net of
      accumulated amortization                                                       102,503                       -
   Patents and patents pending, net of
      accumulated amortization                                                       173,509                 113,319
                                                                              ---------------        ----------------
          Total Other Assets                                                         538,179                 113,319
                                                                              ---------------        ----------------

TOTAL ASSETS                                                                  $    1,339,425         $       148,277
                                                                              ===============        ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                      $       46,609         $        93,934
Loan payable to related party                                                              -                 257,076
                                                                              ---------------        ----------------
          Total Current Liabilities                                                   46,609                 351,010
                                                                              ---------------        ----------------

LONG-TERM DEBT
Convertible notes payable                                                          1,560,169                       -
Notes payable to related parties                                                     127,631                 213,381
                                                                              ---------------        ----------------
          Total Long-Term Debt                                                     1,687,800                 213,381
                                                                              ---------------        ----------------

          Total Liabilities                                                        1,734,409                 564,391
                                                                              ---------------        ----------------

COMMITMENTS AND CONTINGENCIES                                                              -                       -
                                                                              ---------------        ----------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, par value $0.001 per share;
      100,000,000 shares authorized; 39,848,265 and
      30,198,265 shares issued and outstanding                                        39,848                  30,198
   Additional paid-in capital                                                      3,233,890               2,770,305
   Subscriptions receivable                                                                -                 (32,500)
   Stock options and warrants                                                        379,403                 210,738
   Deficit accumulated during development stage                                   (4,048,125)             (3,394,855)
                                                                              ---------------        ----------------
               Total Stockholders' Equity (Deficit)                                 (394,984)               (416,114)
                                                                              ---------------        ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          $    1,339,425         $       148,277
                                                                              ===============        ================


   The accompanying notes are an integral part of these financial statements.

                           ADVANCED BIOTHERAPY, INC.
                 (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS


                                                                                                                 From Inception
                                                                                                               (December 2, 1985)
                                                                 Years Ended December 31,                           Through
                                                             2000                      1999                    December 31, 2000
                                                      -------------------       -------------------      --------------------------
REVENUES                                              $                -        $                -       $                  89,947
                                                      -------------------       -------------------      --------------------------

OPERATING EXPENSES
       Research and development                                   39,579                   156,280                       2,144,625
       Promotional fees                                            7,558                         -                           7,558
       Professional fees                                         430,608                    35,308                       1,552,359
       Depreciation and amortization                              24,222                     9,134                         432,004
       Salaries and benefits                                     174,613                   120,000                         926,114
       Insurance                                                  10,898                         -                          10,898
       Shareholder relations and transfer fees                    19,613                     7,600                         147,759
       Rent                                                       11,100                     1,800                         122,154
       Travel and entertainment                                   60,816                       544                          61,360
       Telephone and communications                               12,238                     2,378                          14,616
       Office                                                     27,222                       690                          27,912
       General and administrative                                  8,617                       544                         567,998
                                                      -------------------       -------------------      --------------------------
            Total Operating Expenses                             827,084                   334,278                       6,015,357
                                                      -------------------       -------------------      --------------------------

Loss from operations                                            (827,084)                 (334,278)                     (5,925,410)

Other income (expense)
       Miscellaneous income                                            -                    22,000                          22,000
       Interest income                                            29,995                       259                          31,091
       Internal gain on sale of securities                       157,520                         -                         157,520
       Accounts payable forgiveness                               45,396                         -                          45,396
       Interest expense                                          (59,097)                  (26,298)                       (426,159)
                                                      -------------------       -------------------      --------------------------
            Total Other Income (Expense)                         173,814                    (4,039)                       (170,152)
                                                      -------------------       -------------------      --------------------------

Loss before extraordinary  item                                 (653,270)                 (338,317)                     (6,095,562)

Extraordinary item, forgiveness of debt                                -                 1,482,209                       2,047,437
                                                      -------------------       -------------------      --------------------------

NET INCOME (LOSS)                                     $         (653,270)       $        1,143,892       $              (4,048,125)
                                                      ===================       ===================      ==========================

BASIC NET INCOME (LOSS)
  PER COMMON SHARE                                    $            (0.02)       $             0.04       $                   (0.18)
                                                      ===================       ===================      ==========================

DILUTED NET INCOME (LOSS)
  PER COMMON SHARE                                    $            (0.02)       $             0.04       $                   (0.18)
                                                      ===================       ===================      ==========================

WEIGHTED AVERAGE NUMBER OF
BASIC COMMON STOCK
SHARES OUTSTANDING                                            39,278,866                28,946,467                      22,170,415
                                                      ===================       ===================      ==========================

WEIGHTED AVERAGE NUMBER OF
DILUTED COMMON STOCK
SHARES OUTSTANDING                                            39,278,866                30,981,467                      22,170,415
                                                      ===================       ===================      ==========================


   The accompanying notes are an integral part of these financial statements.

                           ADVANCED BIOTHERAPY, INC.
                 (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                            COMMON STOCK
                                               --------------------------------------        ADDITIONAL
                                                                                              PAID-IN                  STOCK
                                                    SHARES               AMOUNT               CAPITAL              SUBSCRIPTIONS
                                               ------------------   -----------------   ---------------------   --------------------
Balance, December 31, 1998                            27,141,075    $         27,141    $          2,552,654    $                 -

Common stock issued at
approximately $0.05 per share                          3,158,000               3,158                 151,993                      -

Cancellation of escrowed shares                         (850,000)               (850)                    850                      -

Common stock issued for services
at approximately $0.05 per share                          99,190                  99                   4,860                      -

Contribution of capital by
shareholders in form of
foregone interest and rent                                     -                   -                  28,098                      -

Stock subscriptions issued                               650,000                 650                  31,850                (32,500)

Stock options issued in exchange
for forgiveness of accrued wages                               -                   -                       -                      -

Net income for the year ended
December 31, 1999                                              -                   -                       -                      -
                                               ------------------   -----------------   ---------------------   --------------------

Balance, December 31, 1999                            30,198,265              30,198               2,770,305                (32,500)

Contribution of capital by
shareholders in form of
foregone interest and rent                                     -                   -                   9,735                      -

Stock subscriptions paid                                       -                   -                       -                 32,500

Stock issued as part of stock
   bonus plan in exchange for loan
   payable and notes receivable
   at $0.05 per share                                  9,200,000               9,200                 450,800                      -

Stock warrants issued in exchange
  for services                                                 -                   -                       -                      -

Stock issued for cash at $0.01 from
  the exercise of options                                350,000                 350                   3,150                      -

Stock adjustment                                         100,000                 100                    (100)                     -

Net loss for the year ended
   December 31, 2000                                           -                   -                       -                      -
                                               ------------------   -----------------   ---------------------   --------------------


Balance, December 31, 2000                            39,848,265    $         39,848    $          3,233,890    $                 -
                                               ==================   =================   =====================   ====================



                                                                             DEFICIT
                                                                           ACCUMULATED
                                                      STOCK                   DURING
                                                   OPTIONS AND             DEVELOPMENT
                                                     WARRANTS                  STAGE
                                               --------------------    ---------------------
Balance, December 31, 1998                     $                 -     $         (4,538,747)

Common stock issued at
approximately $0.05 per share                                    -                        -

Cancellation of escrowed shares                                  -                        -

Common stock issued for services
at approximately $0.05 per share                                 -                        -

Contribution of capital by
shareholders in form of
foregone interest and rent                                       -                        -

Stock subscriptions issued                                       -                        -

Stock options issued in exchange
for forgiveness of accrued wages                           210,738                        -

Net income for the year ended
December 31, 1999                                                -                1,143,892
                                                   ----------------    ---------------------

Balance, December 31, 1999                                 210,738               (3,394,855)

Contribution of capital by
shareholders in form of
foregone interest and rent                                       -                        -

Stock subscriptions paid                                         -                        -

Stock issued as part of stock
   bonus plan in exchange for loan
   payable and notes receivable
   at $0.05 per share                                            -                        -

Stock warrants issued in exchange
  for services                                             168,665                        -

Stock issued for cash at $0.01 from
  the exercise of options                                        -                        -

Stock adjustment                                                 -                        -

Net loss for the year ended
   December 31, 2000                                             -                 (653,270)
                                               --------------------    ---------------------


Balance, December 31, 2000                     $           379,403     $         (4,048,125)
                                               ====================    =====================


Summary of required information regarding stock issuances can be found in Note
8.

   The accompanying notes are an integral part of these financial statements.

                           ADVANCED BIOTHERAPY, INC.
                 (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENT OF CASH FLOWS


                                                                                                               From Inception
                                                                                                             (December 2, 1985)
                                                                     Years Ended December 31,                      through
                                                                   2000                    1999              December 31, 2000
                                                             -----------------       -----------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                            $       (653,270)       $      1,143,892       $         (4,048,125)
     Extraordinary gain                                                     -              (1,482,209)                (1,684,068)
Adjustments to reconcile net loss to cash used in
     operating activities:
     Depreciation and amortization                                     24,222                   9,134                    432,004
     Investment income                                               (157,520)                      -                   (157,520)
     Expenses paid through issuance
       of common stock                                                      -                   4,959                    231,340
     Expenses paid through issuance
       of common stock warrants                                       168,665                       -                    168,665
     Interest expense accrued to convertible debt                      49,669                       -                     49,669
     Expenses paid through contribution
       of additional paid in capital                                    9,735                  28,098                     37,833
     Organization costs                                                     -                       -                     (9,220)
     Decrease (increase) in:
         Prepaid expenses                                             (32,692)                      -                    (32,692)
         Interest receivable                                          (15,548)                      -                    (15,548)
         Deferred loan origination cost                              (113,288)                      -                   (113,288)
     Increase (decrease) in:
         Accounts payable                                             (47,325)                 39,052                     46,609
         Accounts and notes payable, related parties                 (129,445)                      -                    127,631
         Payroll and payroll taxes payable                                  -                 181,624                  1,682,984
         Accrued interest                                                   -                       -                      9,962
                                                             -----------------       -----------------      ---------------------

Net cash used in operating activities                                (896,797)                (75,450)                (3,273,764)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                         (11,030)                      -                    (48,003)
     Internal gain on sale of securities                              157,520                       -                    157,520
     Acquisition of patents                                           (72,884)                (45,925)                  (251,121)
                                                             -----------------       -----------------      ---------------------

Net cash used in investing activities                                  73,606                 (45,925)                  (141,604)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                            36,000                 155,151                  2,449,754
     Proceeds from convertible note                                 1,510,500                       -                  1,510,500
     Proceeds from notes payable                                      100,000                       -                    388,508
     Payments on notes payable                                       (100,000)                      -                   (175,127)
                                                             -----------------       -----------------      ---------------------
Net cash provided by financing activities                           1,546,500                 155,151                  4,173,635
                                                             -----------------       -----------------      ---------------------

Net increase (decrease) in cash                                       723,309                  33,776                    758,267

Cash, beginning                                                        34,958                   1,182                          -
                                                             -----------------       -----------------      ---------------------

Cash, ending                                                 $        758,267        $         34,958       $            758,267
                                                             =================       =================      =====================

Supplemental cash flow disclosures:

     Interest expense paid                                   $            984        $              -       $            339,927
                                                             =================       =================      =====================
     Income taxes paid                                       $              -        $              -       $                  -
                                                             =================       =================      =====================

NON-CASH FINANCING AND INVESTING ACTIVITIES:

     Common stock issued in exchange for
         professional fees and expenses                      $              -        $          4,959       $            340,869
     Contributed expenses                                    $          9,735        $         28,098       $             37,833
     Common stock subscribed                                 $              -        $         32,500       $             32,500
     Common stock issued for a loan payable                  $        213,381        $              -       $            213,381
     Common stock issued for notes receivable                $        246,619        $              -       $            246,619
     Warrants issued for services                            $        168,665        $              -       $            168,665
     Accrued interest paid by convertible debt               $         49,669        $              -       $             49,669


   The accompanying notes are an integral part of these financial statements.

                           ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Advanced Biotherapy, Inc. (formerly Advanced Biotherapy Concepts, Inc.) was originally incorporated December 2, 1985 under the laws of the State of Nevada. The Company is involved in the research and development of the treatment of autoimmune diseases in humans, most notably, multiple sclerosis and rheumatoid arthritis. During 2000, the Company conducted research in Maryland. The Company's fiscal year-end is December 31. The Company is a development stage enterprise.

On July 14, 2000, the Company incorporated a wholly owned subsidiary, Advanced Biotherapy, Inc. in the state of Delaware. On September 1, 2000, the Company merged with its wholly owned subsidiary, effectively changing its name to Advanced Biotherapy, Inc. (hereinafter "the Company") and its domicile to Delaware.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Advanced Biotherapy, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

DEVELOPMENT STAGE ACTIVITIES

The Company has been in the development stage since its formation in 1985 and has not realized any significant revenues from its planned operations. It is primarily engaged in the research and development of the treatment of autoimmune diseases in humans, most notably, multiple sclerosis and rheumatoid arthritis.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $653,270 for the year ended December 31, 2000. At December 31, 2000, the Company has an accumulated deficit during the development stage of $4,048,125. The future of the Company is dependent upon future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system and products for treatment of viral and bacterial diseases of animals. Management has established plans designed to increase the capitalization of the Company and is actively seeking additional capital that will provide funds needed to fund the research and development and therefore the internal growth of the Company in order to fully implement its business plans. For the twelve-month period subsequent to December 31, 2000, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $800,000. The anticipated source of funds will be the issuance for cash of additional debt and/or equity instruments. (See Note 12.) In addition, management is actively seeking a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, cash requirements may be met through royalty or licensing fees. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                           ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting.

CASH AND CASH EQUIVALENTS

For purposes of the Statement of Cash Flows, the Company considers all bank accounts, certificates of deposit, money market accounts and short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

PROVISION FOR TAXES

At December 31, 2000, the Company had net operating loss carryforwards of approximately $4,000,000 which may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, as the Company believes there is a 50% or greater chance that the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

USE OF ESTIMATES

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America, requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

IMPAIRED ASSET POLICY

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2000.

RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

PROMOTIONAL FEES

Promotional fees are charged to operations in the year incurred. Promotional fees amounted to $7,558 for the year ended December 31, 2000. No promotional fees were paid in 1999.

                           ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 RESEARCH AND DEVELOPMENT COSTS

Costs of research and development are expensed as incurred.

COMPENSATED ABSENCES

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. It is impracticable to estimate the amount of compensation for future absences, and, accordingly, no liability has been recorded in the accompanying financial statements. The Company's policy is to recognize the costs of compensated absences when actually paid to employees.

REVENUE RECOGNITION

Upon entering into license agreements with other companies, revenue will be recognized when fees are received. Prior to 1994, revenues were recognized when fees for services related to research activities were received.

DERIVATIVE INSTRUMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At December 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash, prepaid expenses, receivables, accounts payable, loans and notes payable, accrued liabilities, and convertible debt approximate their fair value.

DEFERRED LOAN ORIGINATION FEES

During the year ended December 31, 2000, the Company entered into convertible subordinated debt which required the payment of loan origination fees. See Note
13. These loan origination fees, which totaled $113,288 at December 31, 2000, are amortized over the life of the related debt. During the year ended December 31, 2000, the Company recorded amortization expense in the amount of $10,785 related to these fees.

                           ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The following is a summary of property, equipment and accumulated depreciation at December 31, 2000:


                                                   Cost                Accumulated Depreciation
                                                   ----                ------------------------
          Lab equipment                      $     27,582                  $      27,582
          Office equipment                         15,869                          5,582
          Furniture and fixtures                    1,302                          1,302
                                             ------------                  -------------
                                             $     44,753                  $      34,466
                                             ============                  =============


Depreciation expense for the year ended December 31, 2000 was $743. There was no depreciation taken in 1999.

NOTE 4 - INTANGIBLE ASSETS

PATENTS AND PATENTS PENDING

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over seventeen years. The Company's patents relate to the treatment of autoimmune diseases.

The following is a summary of the costs of patents and patents pending at December 31, 2000:


                                                                     Accumulated
                                                        Cost         amortization             Net amount
                                                 ---------------    --------------         ---------------
      Balance, at December 31, 1998              $       132,311    $      (55,784)        $        76,527
      1999 Activity                                       45,925            (9,133)                 36,792
                                                 ---------------     -------------          --------------
      Balance, December 31, 1999                         178,236           (64,917)                113,319
      2000 Activity                                       72,884           (12,694)                 60,190
                                                 ---------------     -------------          --------------
      Balance, December 31, 2000                 $       251,120     $     (77,611)         $      173,509
                                                 ===============     =============          ==============


NOTE 5 - RELATED PARTY TRANSACTIONS

TRANSACTIONS IN 2000

The Company has notes receivable in the amount of $246,619 from shareholders of the Company in connection with an payment plan for the purchase of Company stock. The notes accrue interest at a rate of 6.5% per annum and are payable on December 31, 2002.

Notes payable to related parties consist of notes payable to the former chairman and principal shareholder. During 2000, $85,750 of the notes was used to offset a bonus stock sale. The note has no specific due date, is currently uncollateralized, and is non-interest bearing, however, interest is calculated at the applicable federal rate each quarter. This interest was recorded as interest expense and contributed capital in the accompanying financial statements.

                           ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

TRANSACTIONS IN 1999

The Company's former chairman and principal shareholder has advanced funds to pay a significant portion of the Company's expenses since 1989. At December 31, 1999, the cumulative amounts owed to the him for expenses amount to $257,076. Even though the he was not charging interest to the Company, interest was calculated at the applicable federal rate of 5.59% at December 31, 1999. This interest was recorded as interest expense and contributed capital in the accompanying financial statements. During 2000, the Company paid part of this note and the balance was used to offset a bonus stock sale to the chairman. At December 31, 1998, the amounts owing for accrued salary was $1,146,000. During 1999, additional salary was accrued in the amount of $100,000. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, he received options to purchase 623,000 shares of common stock at $0.10 per share. The value of these options, in the amount of $155,750, was used to reduce his accrued salary. See Note 10. In 1999, he forgave the balance of accrued salary of $1,090,250 along with accrued interest of $9,962. This is recorded in the financial statements as a component of extraordinary income in 1999.

At December 31, 1999, the Company owed its then secretary/treasurer $13,381 for expenses paid in previous years and recorded in notes payable. During 2000, this note was used as partial payment for a bonus stock purchase by the secretary/treasurer. At December 31, 1998 the Company also owed this employee $184,000 in unpaid salary recorded as salary payable. During 1999, additional salary in the amount of $45,000 was accrued for this employee. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, the she received options to purchase 114,500 shares of common stock at $0.10 per share. The value of these options, in the amount of $28,625, was used to reduce the accrued salary of this employee/shareholder. See Note 10. In 1999, the secretary/treasurer forgave the balance of accrued salary in the amount of $200,375. This is recorded in the financial statements as a component of extraordinary income in 1999.

At December 31, 1998, the then president of the Company was owed $171,360 in accrued salary. During 1999, a portion of this liability was paid. Also during 1999, additional salary in the amount of $75,000 was accrued. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, he received options to purchase 105,453 shares of common stock at $0.10 per share. The value of these options in the amount of $26,363 was used to reduce the accrued salary of the president. See Note 10. In 1999, he forgave the balance of accrued salary in the amount of $181,622. This is recorded in the financial statements as a component of extraordinary income in 1999.

TRANSACTIONS INVOLVING LEASED SPACE

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

                           ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

During 2000 the Company leased office space from a company owned in part by a shareholder. The minimum base lease payment is $4,800 annually. See Note 14.

NOTE 6 - INTERNAL GAIN ON SALE OF SECURITIES

During the year ending December 31, 2000, officers of the Company sold stock at a gain shortly after purchasing stock through a stock bonus plan. In compliance with the Securities and Exchange Rule 16b, the stockholder remitted the gain to the Company. The gain amounted to $157,520 and is reflected in the income statement as internal gain on sale of securities.

NOTE 7 - CONCENTRATIONS

The Company maintains cash accounts at a California investment institution. The funds on deposit are insured by the SIPC up to $100,000 with balance insured by an independent insurer.

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Information regarding the number of shares issued and consideration received is as follows:


                                                                     Common Stock
                                                     ----------------------------------------------
                                                        Average         Shares            Amount         Additional
                                                       price per                                       Paid-in Capital
                                                         share
                                                     ------------    --------------     -----------    ----------------
Common stock issued for cash:
1985                                                 $      .50            100,000      $      100     $        49,900
1986                                                       1.00            639,500             640             678,861
1987                                                       1.00            850,500             850             759,650
1988                                                       1.00             25,000              25              24,975
1993                                                        .25          2,402,000           2,402             475,900
1995                                                        .05          1,000,000           1,000              49,000
1996                                                        .05            520,000             520              25,480
1997                                                        .09          1,800,500           1,801             153,749
1998                                                        .10            305,000             305              30,195
1999                                                        .05          3,158,000           3,158             151,993
                                                                     --------------     -----------    ----------------
                                                                        10,800,500          10,801           2,399,703
                                                                     --------------     -----------    ----------------


                           ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)


                                                                     Common Stock
                                                     ----------------------------------------------
                                                        Average         Shares            Amount         Additional
                                                       price per                                       Paid-in Capital
                                                         share
                                                     ------------    --------------     -----------    ----------------
Common stock issued for patents assigned:
1984                                                 $      .01            550,000      $    5,500     $             -
1985, adjustment to reflect change in number and
par value of shares outstanding                               -          2,750,000          (2,200)              2,200
                                                                     --------------     -----------    ----------------
                                                                         3,300,000           3,300               2,200
                                                                     --------------     -----------    ----------------

Common stock issued for acquisitions:
1985                                                        .01         13,333,500          13,334             (41,112)
                                                                     --------------     -----------    ----------------

Common stock issued for note receivable:
1986                                                       1.00             10,000              10               9,990
2000                                                        .05          4,932,380           4,932             241,687
                                                                     --------------     -----------    ----------------
                                                                         4,942,380           4,942             251,677
                                                                     --------------     -----------    ----------------

Contribution of additional paid-in capital:
1991                                                          -                  -               -              35,825
1999                                                          -                  -               -              28,098
2000                                                          -                  -               -               9,735
                                                                     --------------     -----------    ----------------
                                                                                 -               -              73,658
                                                                     --------------     -----------    ----------------

Stock subscriptions:
1999                                                        .05            650,000             650              31,850
                                                                     --------------     -----------    ----------------

Cancellation of escrowed shares:
1999                                                        .001          (850,000)           (850)                850
                                                                     --------------     -----------    ----------------

Common stock issued for services (1):
1988                                                        .50             25,000              25              12,475
1989                                                        .38             25,000              25               9,475
1990                                                        .66             37,375              37              24,635
1991                                                        .51            159,500             160              81,010
1992                                                        .75             62,500              62              46,563
1993                                                        .25            120,000             120              29,880
1996                                                        .05            308,500             308              13,832
1997                                                        .05            155,500             155               7,619
1999                                                        .05             99,190              99               4,860
                                                                     --------------     -----------    ----------------
                                                                           992,565             991             230,349
                                                                     --------------     -----------    ----------------


                           ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)


                                                                     Common Stock
                                                     ----------------------------------------------
                                                        Average         Shares            Amount         Additional
                                                       price per                                       Paid-in Capital
                                                         share
                                                     ------------    --------------     -----------    ----------------
Common stock issued to replace unrecorded certificates:
1988                                                      $  .001            1,200      $        1     $            (1)
1992                                                         .001              500               1                  (1)
2000                                                         .001          100,000             100                (100)
                                                                     --------------     -----------    ----------------
                                                                           101,700             102                (102)
                                                                     --------------     -----------    ----------------

Common stock issued for forgiveness of accounts payable (1):
1990                                                        .50             25,000              25              12,475
1996                                                        .05            150,000             150               7,350
                                                                     --------------     -----------    ----------------
                                                                           175,000             175              19,825
                                                                     --------------     -----------    ----------------

Common stock issued in payment of notes payable (1):
1993                                                        .25            200,000             200              49,800
2000                                                        .05          1,714,995           1,715              84,035
                                                                     --------------     -----------    ----------------
                                                                         1,914,995           1,915             133,835
                                                                     --------------     -----------    ----------------

Common stock issued in payment of loans payable (1):
2000                                                        .05          2,552,625           2,553             125,078
                                                                     --------------     -----------    ----------------

Common stock issued for commissions (1):
1993                                                        .001         1,260,000           1,260                   -
                                                                     --------------     -----------    ----------------

Stock options exercised:
1997                                                        .01            325,000             325               2,929
2000                                                        .01            350,000             350               3,150
                                                                     --------------     -----------    ----------------
                                                                           675,000             675               6,079
                                                                     --------------     -----------    ----------------
Total                                                                   39,848,265      $   39,848     $     3,233,890
                                                                     ==============     ===========    ================


(1) Per share amounts determined by information deemed most reliable based on circumstances of each case: trading price at time of issuance or value of services received.

Effective with the merger of Advanced Biotherapy Concepts, Inc. into its wholly owned subsidiary, each issued and outstanding share of Advanced Biotherapy Concepts, Inc. common stock has been converted automatically into one share of $0.001 par value common stock of Advanced Biotherapy, Inc.

                           ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


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

OMNIBUS EQUITY INCENTIVE PLAN

During December 2000, the Board of Directors of the Company approved an Equity Incentive Plan. A maximum of 4,000,000 shares of common stock will be available for the incentive plan with annual increases equal to the lesser of 2.5% of outstanding shares or 250,000 shares.

NOTE 9 - PREFERRED STOCK

With the merger into its Delaware subsidiary, the Company has authorized 20,000,000 shares of $0.001 par value preferred stock authorized. As of December 31, 2000 and as of the date of these financial statements, the Company has not issued any of its preferred stock.

NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS

On February 25, 1991, the Corporation granted non-statutory options to purchase stock to members of its board of directors, officers, and outside consultants. These remaining options offer a total of 860,000 shares at a price of $0.20 per share with an exercise period of February 25, 1991, to February 25, 2001. Additional options were issued effective February 1, 1993, for a total of 250,000 shares at a price of $0.01 per share, with an exercise period of February 1, 1993, to February 1, 2003. During 1995, options for 50,000 shares were granted at $0.20 per share which expire in 2005. Also in 1995, options for 350,000 shares were granted at $0.01 per share expiring in 2005. During 1996, options for 525,000 shares were granted at $0.10 per share which expire in 2006. The shares purchased will be restricted and, therefore, may not be transferred without registration under applicable Federal and State securities laws.

Stock options granted to a director of the Company for 325,000 shares at a price of $.01 were exercised in 1997. On December 31, 1999, three officers of the Company received 842,953 stock options in partial payment of accrued salaries in the amount of $210,738. In addition the same three officers forgave the balance of their accrued salaries and interest in the amount of $1,482,209 (See Note 5). In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.10, risk free interest rate of 5%, expected life of 5 years, and expected volatility of 30%. At December 31, 1999, the Company recorded $210,738 ($0.25 per options) to reduce accrued wages for the value of these options based upon these Black Scholes assumptions. These stock options are exercisable immediately, and expire on December 31, 2005 (See Note 5). During the year ended December 31, 2000, 350,000 options were exercised at $0.01 per share, and for the year ending December 31, 1999 no options were exercised.

                           ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS (CONTINUED)

Following is a summary of the status of the options during the years ended December 31, 2000 and 1999:


                                                                                                  Weighted Average
                                                                    Number of Shares               Exercise Price
                                                                  ----------------------        ---------------------
Outstanding at January 1, 1999                                             2,035,000                  $      .12
Granted                                                                      842,953                         .05
Exercised                                                                          -                           -
Forfeited                                                                          -                           -
                                                                  ----------------------        ---------------------
Outstanding at December 31, 1999                                           2,877,953                  $      .10
                                                                  ======================        =====================
Options exercisable at December 31, 1999                                   2,877,953                  $      .10
                                                                  ======================        =====================

Outstanding at January 1, 2000                                             2,877,953                  $      .10
Granted                                                                            -                           -
Exercised                                                                   (350,000)                        .01
Forfeited                                                                          -                           -
                                                                  ----------------------        ---------------------
Outstanding at December 31, 2000                                           2,527,953                  $      .11
                                                                  ======================        =====================
Options exercisable at December 31, 2000                                   2,527,953                  $      .11
                                                                  ======================        =====================


During January 2001, the Company enacted an Equity Incentive Plan for the issuance of stock options to employees, outside directors and consultants. See
Note 15.

NOTE 11 - INCOME (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted earnings (loss) per share is computed by dividing the net income (loss) adjusted for interest expense on convertible debt by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming conversion of the stock options, warrants, and convertible debt. Diluted net loss per share is the same as basic net loss per share as inclusion of the common stock equivalents would be antidilutive. All effective dilutions are reflected in the accompanying statements of operations.

Required earnings per share information related to extraordinary income is as follows:


                                                                                                    From Inception
                                                                                                  (December 2, 1985)
                                                                                                        through
                                                                2000               1999            December 31, 2000
                                                            ------------     ---------------    ------------------------
Earnings per share
         Extraordinary gains                                    $  -             $ 0.05                 $ 0.09
                                                            ============     ===============    ========================

Earnings per share - assuming dilution
         Extraordinary gains                                    $  -             $ 0.05                 $ 0.09
                                                            ============     ===============    ========================


                           ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 12 - NON-CASH COMMITMENT AND WARRANTS

On January 19, 2000, the Company engaged an investment banking firm and, as partial compensation for its services, issued warrants to purchase up to 4,685,135 shares of the Company's common stock with an exercise price of $0.15 per share. The warrants are exercisable for ten years. In accordance with Statement of Financial Accounting Standards No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price at $0.09, risk free interest rate of 6.2%, expected life of 10 years, and expected volatility of 30%. During the year ended December 31, 2000, the Company recorded $168,665 as consulting fees for the aforementioned investment banking firm services. A cash-less exercise may be used for all warrant transactions. No fees are payable to the investment advisor in connection with the exercise of the warrants, which contain full, unconditional piggy-back registration rights without any hold back obligations. Should the investment firm elect to cancel its agreement with the Company within the first twelve months, the Company would be entitled to cancel a pro rata share of the warrants based upon the number of days remaining in the one year period from the date of notice of cancellation.

At December 31, 2000, the exercisable warrants are 4,685,135. The average exercise price of the warrants at December 31, 2000 is $0.15 per share.

NOTE 13 - CONVERTIBLE DEBT

During the year ended December 31, 2000, the Company sold in a private placement to accredited investors $1,510,500 of convertible subordinated debt due and payable September 30, 2004. The debt bears interest at the rate of 10% per annum and is payable semi-annually in cash or additional convertible subordinated debt. The unpaid accrued interest at December 31, 2000 of $49,669 was re-characterized as additional convertible debt. This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $113,288 to its financial advisor, in additional to the granting of an option to purchase an equivalent principal amount of convertible subordinated debt at the face amount thereof over a period of ten years. The aforementioned fee is currently included in other assets and is being amortized over the term of the debt. Amortization for the year ended December 31, 2000 was $10,785.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

OFFICE LEASE

The Company leased office space from a related party during 2000 at a minimum annual rate of $4,800. This lease was terminated effective December 31, 2000.

CONSULTING CONTRACT

During July 2000, the Company signed a contract with a consultant to provide information on possible partnering companies to divest or license certain rights to its technologies or products. The contract calls for the payment of a $5,000 monthly retainer. This contract can be cancelled with a 60 day written notice. On January 24, 2001, the contract was modified to waive the termination notice. The contract was terminated effective February 1, 2001.

                           ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 15 - SUBSEQUENT EVENTS

OFFICE LEASE

During January 2001, the Company signed an office lease agreement for three years beginning March 1, 2001. The lease calls for monthly rental payments of $3,600 plus its portion of operating expenses with an annual escalation clause of 4%. The lease required a $15,580 deposit.

FINANCIAL SERVICES AGREEMENT

During January 2001, the Company signed a contract with a financial advisor to provide information on possible candidates for acquisition, merger or combination. The contract term is for two months and continues thereafter on a month-to-month basis. A monthly retainer of $3,000 is payable and is credited toward the fee if a successful candidate is found.