Form 10QSB
period 2001-03-31
ADVANCED BIOTHERAPY INC
filed 2001-05-15
CIK 791833

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2001

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to ______

                         Commission file number 0-26323

                           ADVANCED BIOTHERAPY, INC.
             (Exact name of registrant as specified in its charger)

Delaware                                        95-4066865
(State of jurisdiction of                       (IRS Employer
incorporation or organization)                  Identification No.)

                         6355 Topanga Canyon Boulevard
                                   Suite 510
                        Woodland Hills, California 91367
          (Address of principal executive officer, including zip code)

                                 (818) 883-6716
              (Registrant's telephone number, including area code)

Indicate by mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES           [ ] NO

As of March 31, 2001, the Registrant had 39,848,265 shares of common stock, $0.001 par value, outstanding.


                          ----------------------------

                               TABLE OF CONTENTS

ITEM                                                               PAGE
----                                                               ----

                              PART I.
1.   Financial Statements

     a.   Accountant's Review Report
     b.   Balance Sheets -- March 31, 2001 (unaudited) and
            December 31, 2000
     c.   Statements of Operations -- Three Months Ended
            March 31, 2001, March 31, 2000 and from Inception through March 31, 2001
     d.   Statements of Stockholders' Equity (Deficit)
     d.   Statement of Cash Flows -- Three Months Ended March
            31, 2001, March 31, 2000 and from Inception through March 31, 2001
     e.   Notes to Financial Statements

2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              PART II.
5.   Other Information


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

The Board of Directors
Advanced Biotherapy, Inc.
Woodland Hills, CA

                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Advanced Biotherapy, Inc., formerly Advanced Biotherapy Concepts, Inc. (a development stage company) as of March 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the three months ended March 31, 2001 and 2000 and for the period from December 2, 1985 (inception) to March 31, 2001. All information included in these financial statements is the representation of the management of Advanced Biotherapy, Inc.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended December 31, 2000 were audited by us and we expressed an unqualified opinion on it in our report dated March 6, 2001. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated little revenue in the past years, and has suffered recurring losses from operations resulting in an accumulated deficit of $4,327,817 at March 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 10, 2001

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                     ASSETS

                                                                              March 31,           December 31,
                                                                                2001                 2000
                                                                            (Unaudited)
                                                                            -----------           ------------
CURRENT ASSETS
   Cash                                                                     $   539,934           $   758,267
   Deposits and prepaid expenses                                                 37,375                32,692
                                                                            -----------           -----------
        Total Current Assets                                                    577,309               790,959
                                                                            -----------           -----------

PROPERTY AND EQUIPMENT, net of depreciation                                       9,367                10,287
                                                                            -----------           -----------

OTHER ASSETS
   Notes receivable - related party                                             246,619               246,619
   Interest receivable                                                           19,556                15,548
   Deferred loan origination fees, net of accumulated amortization               95,575               102,503
   Patents and patents pending, net of accumulated amortization                 196,856               173,509
                                                                            -----------           -----------
        Total Other Assets                                                      558,606               538,179
                                                                            -----------           -----------

TOTAL ASSETS                                                                $ 1,145,282           $ 1,339,425
                                                                            ===========           ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                         $    91,397           $    46,609
   Accrued interest on convertible debt                                          38,365                    --
                                                                            -----------           -----------
        Total Current Liabilities                                               129,762                46,609
                                                                            -----------           -----------

LONG-TERM DEBT
   Convertible notes payable                                                  1,560,169             1,560,169
   Notes payable to related parties                                             127,631               127,631
                                                                            -----------           -----------
        Total Long-Term Debt                                                  1,687,800             1,687,800
                                                                            -----------           -----------

        Total Liabilities                                                     1,817,562             1,734,409
                                                                            -----------           -----------

COMMITMENTS AND CONTINGENCIES                                                        --                    --
                                                                            -----------           -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, par value $0.001 per share; 100,000,000 shares
      authorized; 39,848,265 shares issued and outstanding                       39,848                39,848
   Additional paid-in capital                                                 3,236,286             3,233,890
   Stock options and warrants                                                   379,403               379,403
   Deficit accumulated during development stage                              (4,327,817)           (4,048,125)
                                                                            -----------           -----------
             Total Stockholders' Equity (Deficit)                              (672,280)             (394,984)
                                                                            -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $ 1,145,282           $ 1,339,425
                                                                            ===========           ===========


             See accompanying notes and accountant's review report.

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                                   From Inception
                                                                                 (December 2, 1985)
                                                  Three Months Ended March 31,        Through
                                                      2001             2000        March 31, 2001
                                                  (Unaudited)      (Unaudited)       (Unaudited)
                                                  -----------      -----------    -----------------
REVENUES                                         $         -      $         -       $     89,947
                                                 -----------      -----------       ------------
OPERATING EXPENSES
      Research and development                        26,929              648          2,171,554
      Promotional fees                                 1,000              225              8,558
      Professional fees                               77,628          199,338          1,629,987
      Depreciation and amortization                   11,542            2,627            443,546
      Salaries and benefits                           72,609               --            998,723
      Insurance                                       12,459               --             23,357
      Shareholder relations and transfer fees          5,351            1,500            153,110
      Rent                                             9,036              450            131,190
      Travel and entertainment                        15,033            1,359             76,393
      Telephone and communications                     6,938              669             21,554
      Office                                           8,446               --             36,358
      General and administrative                       5,538            1,182            573,536
                                                 -----------      ------------      ------------
          Total Operating Expenses                   252,509          207,998          6,267,866
                                                 -----------      ------------      ------------

Loss from operations                                (252,509)        (207,998)        (6,177,919)

Other income (expense)
      Miscellaneous income                                --               --              22,000
      Interest income                                 13,128            3,566             44,219
      Internal gain on sale of securities                 --          129,445            157,520
      Accounts payable forgiveness                        --               -              45,396
      Interest expense                               (40,311)          (1,990)          (466,470)
                                                 -----------      -----------       ------------
          Total Other Income (Expense)               (27,183)         131,021           (197,335)
                                                 -----------       ----------       ------------

Loss before extraordinary item                      (279,692)         (76,977)        (6,375,254)

Extraordinary item, forgiveness of debt                   --               --          2,047,437
                                                 -----------      -----------       ------------

NET INCOME (LOSS)                                $  (279,692)     $   (76,977)      $ (4,327,817)
                                                 ===========      ===========       ============

BASIC AND DILUTED NET INCOME (LOSS)
  PER COMMON SHARE                               $     (0.01)     $       nil       $      (0.19)
                                                 ===========      ===========       ============

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON STOCK
SHARES OUTSTANDING                                39,848,265       38,286,177         22,456,104
                                                 ===========      ===========       ============






                See accompanying notes and accountant's report.

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                                                                                                                      DEFICIT
                                                                                                                    ACCUMULATED
                                               COMMON STOCK           ADDITIONAL                        STOCK         DURING
                                       --------------------------      PAID-IN           STOCK       OPTIONS AND    DEVELOPMENT
                                          SHARES         AMOUNT        CAPITAL       SUBSCRIPTIONS     WARRANTS        STAGE
                                       -----------    -----------    -----------     -------------   -----------    -----------
Balance, December 31, 1999              30,198,265         30,198      2,770,305         (32,500)        210,738     (3,394,855)

Contribution of capital by
shareholders in form of
foregone interest and rent                      --             --          9,735              --              --             --

Stock subscriptions paid                        --             --             --          32,500              --             --

Stock issued as part of stock
   bonus plan in exchange for loan
   payable and notes receivable
   at $0.05 per share                    9,200,000          9,200        450,800              --              --             --

Stock warrants issued in exchange
  for services                                  --             --             --              --         168,665             --

Stock issued for cash at $0.01 from
  the exercise of options                  350,000            350          3,150              --              --             --

Stock adjustment                           100,000            100           (100)             --              --             --

Net loss for the year ended
   December 31, 2000                            --             --             --              --              --       (653,270)
                                       -----------    -----------    -----------     -----------     -----------    -----------

Balance, December 31, 2000              39,848,265         39,848      3,233,890              --         379,403     (4,048,125)

Contribution of capital by
shareholders in form of
foregone interest and rent                      --             --          2,396              --              --             --

Net loss for the three months ended
   March 31, 2001                               --             --             --              --              --       (279,692)
                                       -----------    -----------    -----------     -----------     -----------    -----------

Balance, March 31, 2001 (Unaudited)     39,848,265    $    39,848    $ 3,236,286     $        --     $   379,403    $(4,327,817)
                                       ===========    ===========    ===========     ===========     ===========    ===========

Summary of required information regarding stock issuances can be found in Note
8.


             See accompanying notes and accountant's review report.

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS

                                                                                                      From Inception
                                                                                                     (December 2, 1985)
                                                               Three Months Ended March 31,               through
                                                                2001                 2000              March 30, 2001
                                                            (Unaudited)           (Unaudited)           (Unaudited)
                                                            -----------           -----------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                           $  (279,692)          $   (76,977)          $(4,327,817)
     Extraordinary gain                                              --                    --            (1,684,068)
Adjustments to reconcile net loss to cash
  used in operating activities:
     Depreciation and amortization                               11,542                 2,627               443,546
     Investment income                                               --              (129,445)             (157,520)
     Expenses paid through issuance
       of common stock                                               --                    --               231,340
     Expenses paid through issuance
       of common stock warrants                                      --               168,665               168,665
     Interest expense accrued to convertible debt                    --                    --                49,669
     Expenses paid through contribution
       of additional paid in capital                              2,396                 2,440                40,229
     Organization costs                                              --                    --                (9,220)
     Decrease (increase) in:
       Deposits and prepaid expenses                             (4,683)                   --               (37,375)
       Interest receivable                                       (4,008)               (3,504)              (19,556)
       Deferred loan origination cost                                --                    --              (113,288)
     Increase (decrease) in:
       Accounts payable                                          44,788               (25,516)               91,397
       Accounts and notes payable, related parties                   --              (129,444)              127,631
       Payroll and payroll taxes payable                             --                    --             1,682,984
       Accrued interest                                          38,365                    --                48,327
                                                            -----------           -----------           -----------

Net cash used in operating activities                          (191,292)             (191,154)           (3,465,056)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                        --                    --               (48,003)
     Internal gain on sale of securities                             --               129,445               157,520
     Acquisition of patents                                     (27,041)                 (812)             (278,162)
                                                            -----------           -----------           -----------

Net cash used in investing activities                           (27,041)              128,633              (168,645)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                          --                32,500             2,449,754
     Proceeds from convertible note                                  --                    --             1,510,500
     Proceeds from notes payable                                     --                    --               388,508
     Payments on notes payable                                       --                    --              (175,127)
                                                            -----------           -----------           -----------
Net cash provided by financing activities                            --                32,500             4,173,635
                                                            -----------           -----------           -----------

Net increase (decrease) in cash                                (218,333)              (30,021)              539,934

Cash, beginning                                                 758,267                34,958                    --
                                                            -----------           -----------           -----------

Cash, ending                                                $   539,934           $     4,937           $   539,934
                                                            ===========           ===========           ===========

Supplemental cash flow disclosures:

     Interest expense paid                                  $        --           $        --           $   339,927
                                                            ===========           ===========           ===========
     Income taxes paid                                      $        --           $        --           $        --
                                                            ===========           ===========           ===========

NON-CASH FINANCING AND INVESTING ACTIVITIES:

     Common stock issued in exchange for
       professional fees and expenses                       $        --           $        --           $   340,869
     Contributed expenses                                   $     2,396           $        --           $    40,229
     Common stock subscribed                                $        --           $        --           $    32,500
     Common stock issued for a loan payable                 $        --           $   460,000           $   213,381
     Common stock issued for notes receivable               $        --           $        --           $   246,619
     Warrants issued for services                           $        --           $   168,665           $   168,665
     Accrued interest paid by convertible debt              $        --           $        --           $    49,669


             See accompanying notes and accountant's review report.

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE 1 -- ORGANIZATION AND DESCRIPTION OF BUSINESS

Advanced Biotherapy, Inc. (formerly Advanced Biotherapy Concepts, Inc.) was originally incorporated December 2, 1985 under the laws of the State of Nevada. The Company is involved in the research and development of the treatment of autoimmune diseases in humans, most notably, multiple sclerosis and rheumatoid arthritis. The Company conducts its research in Maryland. The Company's fiscal year-end is December 31. The Company is a development stage enterprise.

On July 14, 2000, the Company incorporated a wholly owned subsidiary, Advanced Biotherapy, Inc. in the state of Delaware. On September 1, 2000, the Company merged with its wholly owned subsidiary, effectively changing its name to Advanced Biotherapy, Inc. (hereinafter "the Company") and its domicile to Delaware.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As shown in the accompanying financial statements, the Company incurred a net loss of $279,692 for the three months ended March 31, 2001. At March 31, 2001, the Company has an accumulated deficit during the development stage of $4,327,817. The future of the Company is dependent upon future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system and products for treatment of viral and bacterial diseases of animals. Management has established plans designed to increase the capitalization of the Company and is actively seeking additional capital that will provide funds needed to fund the research and development and therefore the internal growth of the Company in order to fully implement its business plans. For the twelve-month period subsequent to March 31, 2001, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $800,000. The anticipated source of funds may be the issuance for cash of additional debt and/or equity instruments. (See Note 12.) In addition, management is actively seeking a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, cash requirements may be met through royalty or licensing fees. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all bank accounts, certificates of deposit, money market accounts and short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Taxes

At March 31, 2001, the Company had net operating loss carryforwards of approximately $3,860,000 which may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, as the Company believes there is a 50% or greater chance that the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2001.

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Promotional Fees

Promotional fees are charged to operations in the year incurred. Promotional fees amounted to $1,000 and $225 for the three months ended March 31, 2001 and 2000, respectively.

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Interim Financial Statements

The interim financial statements as of and for the quarter ended March 31, 2001, included herein, have been prepared for the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

At March 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The carrying amounts for cash, deposits, prepaid expenses, receivables, accounts payable, loans and notes payable, accrued liabilities, and convertible debt approximate their fair value.

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Loan Origination Fees

During the year ended December 31, 2000, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note
13. These loan origination fees, which totaled $113,288 at March 31, 2001, are amortized over the life of the related debt. During the three months ended March 31, 2001, the Company recorded amortization expense in the amount of $6,928 related to these fees.

NOTE 3 -- PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The following is a summary of property, equipment and accumulated depreciation at March 31, 2001:

                                     COST         ACCUMULATED DEPRECIATION
                                   -------        ------------------------
      Lab equipment                $27,582                $27,582
      Office equipment              15,869                  6,502
      Furniture and fixtures         1,302                  1,302
                                   -------                -------
                                   $44,753                $35,386
                                   =======                =======

Depreciation expense for the three months ended March 31, 2001 was $920. There was no depreciation taken in 1999.

NOTE 4 -- INTANGIBLE ASSETS

Patents and Patents Pending

Costs relating to the development and approval of patents, other than research and development costs, which are expensed, are capitalized and amortized using the straight-line method over seventeen years. The Company's patents relate to the treatment of autoimmune diseases.

The following is a summary of the costs of patents and patents pending at March 31, 2001:

                                                    ACCUMULATED
                                        COST       AMORTIZATION    NET AMOUNT
                                      --------     ------------    ----------
     Balance, December 31, 1999        178,236        (64,917)       113,319
     2000 Activity                      72,884        (12,694)        60,190
                                      --------       --------       --------
     Balance, December 31, 2000        251,120        (77,611)       173,509
     2001 Activity                      27,041         (3,694)        23,347
                                      --------       --------       --------
     Balance, March 31, 2001          $278,161       $(81,305)      $196,856
                                      ========       ========       ========

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 5 -- RELATED PARTY TRANSACTIONS

Transactions in 2000

The Company has notes receivable in the amount of $246,619 from shareholders of the Company in connection with a payment plan for the purchase of Company stock. The notes accrue interest at a rate of 6.5% per annum and are payable on December 31, 2002.

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

Transactions in 1999

The Company's former chairman and principal shareholder has advanced funds to pay a significant portion of the Company's expenses since 1989. At December 31, 1999, the cumulative amounts owed to him for expenses amount to $257,076. Even though he was not charging interest to the Company, interest was calculated at the applicable federal rate of 5.59% at December 31, 1999. This interest was recorded as interest expense and contributed capital in the accompanying financial statements. During 2000, the Company paid part of this note and the balance was used to offset a bonus stock sale to the chairman. At December 31, 1998, the amounts owing for accrued salary was $1,146,000. During 1999, additional salary was accrued in the amount of $100,000. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, he received options to purchase 623,000 shares of common stock at $0.10 per share. The value of these options, in the amount of $155,750, was used to reduce his accrued salary. See Note 10. In 1999, he forgave the balance of accrued salary of $1,090,250 along with accrued interest of $9,962. This is recorded in the financial statements as a component of extraordinary income in 1999.

At December 31, 1999, the Company owed its then secretary/treasurer $13,381 for expenses paid in previous years and recorded in notes payable. During 2000, this note was used as partial payment for a bonus stock purchase by the secretary/treasurer. At December 31, 1998 the Company also owed this employee $184,000 in unpaid salary recorded as salary payable. During 1999, additional salary in the amount of $45,000 was accrued for this employee. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, she received options to purchase 114,500 shares of common stock at $0.10 per share. The value of these options, in the amount of $28,625, was used to reduce the accrued salary of this employee/shareholder. See Note 10. In 1999, she forgave the balance of accrued salary in the amount of $200,375. This is recorded in the financial statements as a component of extraordinary income in 1999.

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

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 5 -- RELATED PARTY TRANSACTIONS (CONTINUED)

Transactions Involving Leased Space

During 2000, the Company received the use of approximately 3,500 square feet of commercial building space on a rent-free basis from a firm owned by one of the Company's directors. The utilization of the facility in this manner was mutually beneficial to the Company and the owner of this otherwise empty facility. No formal agreement memorialized this month-to-month arrangement. The value of the use of the facility was approximately $150 per month, and was recorded in the financial statements as rent expense and contributed capital.

During 2000 the Company leased office space from a company owned in part by a shareholder. The minimum base lease payment was $4,800 annually. This lease was terminated effective December 31, 2000. See Note 14.

NOTE 6 -- INTERNAL GAIN ON SALE OF SECURITIES

During the year ending December 31, 2000, officers of the Company sold stock at a gain shortly after purchasing stock through a stock bonus plan. In compliance with the Securities and Exchange Rule 16b, the stockholder remitted the gain to the Company. The gain amounted to $157,520 and is reflected in the income statement as internal gain on sale of securities.

NOTE 7 -- CONCENTRATIONS

The Company maintains cash accounts at a California investment institution. The funds on deposit are insured by the SIPC up to $100,000 with the balance insured by an independent insurer.

NOTE 8 -- COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Information regarding the number of shares issued and consideration received is as follows:

                                            COMMON STOCK
                                ----------------------------------
                                 AVERAGE                              ADDITIONAL
                                PRICE PER                              PAID-IN
                                  SHARE        SHARES      AMOUNT      CAPITAL
                                ---------    --------    ---------    ----------
Common stock issued for cash:
1985                             $ .50       100,000      $   100     $   49,900
1986                              1.00       639,500          640        678,861
1987                              1.00       850,500          850        759,650
1988                              1.00        25,000           25         24,975
1993                               .25     2,402,000        2,402        475,900
1995                               .05     1,000,000        1,000         49,000
1996                               .05       520,000          520         25,480
1997                               .09     1,800,500        1,801        153,749
1998                               .10       305,000          305         30,195
1999                               .05     3,158,000        3,158        151,993
                                          ----------      -------     ----------
                                          10,800,500       10,801      2,399,703
                                          ----------      -------     ----------

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 8 -- COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

                                                                    COMMON STOCK
                                                        ----------------------------------
                                                       AVERAGE                                   ADDITIONAL
                                                      PRICE PER                                   PAID-IN
                                                        SHARE       SHARES         AMOUNT         CAPITAL
                                                      ---------   ----------     -----------     -----------
Common stock issued for patents assigned:
1984                                                    $ .01        550,000     $     5,500      $      --
1985, adjustment to reflect change in
number and par value of shares outstanding                 --      2,750,000          (2,200)         2,200
                                                                  ----------     -----------      ---------
                                                                   3,300,000           3,300          2,200
                                                                  ----------     -----------      ---------
Common stock issued for acquisitions:
1985                                                      .01     13,333,500          13,334        (41,112)
                                                                  ----------     -----------      ---------
Common stock issued for note receivable:
1986                                                     1.00         10,000              10          9,990
2000                                                      .05      4,932,380           4,932        241,687
                                                                  ----------     -----------      ---------
                                                                   4,942,380           4,942        251,677
                                                                  ----------     -----------      ---------
Contribution of additional paid-in capital:
1991                                                       --             --              --         35,825
1999                                                       --             --              --         28,098
2000                                                       --             --              --          9,735
2001                                                       --             --              --          2,396
                                                                  ----------     -----------      ---------
                                                                          --              --         76,054
                                                                  ----------     -----------      ---------
Stock subscriptions:
1999                                                      .05        650,000             650         31,850
                                                                  ----------     -----------      ---------
Cancellation of escrowed shares:
1999                                                     .001       (850,000)           (850)           850
                                                                  ----------     -----------      ---------
Common stock issued for services (1):
1988                                                      .50         25,000              25         12,475
1989                                                      .38         25,000              25          9,475
1990                                                      .66         37,375              37         24,635
1991                                                      .51        159,500             160         81,010
1992                                                      .75         62,500              62         46,563
1993                                                      .25        120,000             120         29,880
1996                                                      .05        308,500             308         13,832
1997                                                      .05        155,500             155          7,619
1999                                                      .05         99,190              99          4,860
                                                                  ----------     -----------      ---------
                                                                     992,565             991        230,349
                                                                  ----------     -----------      ---------

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 8 -- COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

                                                        COMMON STOCK
                                             -----------------------------------
                                              AVERAGE                                ADDITIONAL
                                             PRICE PER                                PAID-IN
                                               SHARE       SHARES         AMOUNT      CAPITAL
                                             ---------   ----------      -------     ----------

Common stock issued to replace unrecorded
certificates:
1988                                         $ .001           1,200      $     1     $       (1)
1992                                           .001             500            1             (1)
2000                                           .001         100,000          100           (100)
                                                        -----------      -------     ----------
                                                            101,700          102           (102)
                                                        -----------      -------     ----------
Common stock issued for forgiveness of
accounts payable(1):
1990                                            .50          25,000           25         12,475
1996                                            .05         150,000          150          7,350
                                                        -----------      -------     ----------
                                                            175,000          175         19,825
                                                        -----------      -------     ----------
Common stock issued in payment of notes
payable (1):
1993                                            .25         200,000          200         49,800
2000                                            .05       1,714,995        1,715         84,035
                                                        -----------      -------     ----------
                                                          1,914,995        1,915        133,835
                                                        -----------      -------     ----------
Common stock issued in payment of loans
payable (1):
2000                                            .05       2,552,625        2,553        125,078
                                                        -----------      -------     ----------
Common stock issued for commissions(1):
1993                                           .001       1,260,000        1,260             --
                                                        -----------      -------     ----------
Stock options exercised:
1997                                            .01         325,000          325          2,929
2000                                            .01         350,000          350          3,150
                                                        -----------      -------     ----------
                                                            675,000          675          6,079
                                                        -----------      -------     ----------
Total                                                    39,848,265      $39,848     $3,236,286
                                                        ===========      =======     ==========


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

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 8 -- COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

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

NOTE 9 -- PREFERRED STOCK

With the merger into its Delaware subsidiary, the Company has authorized 20,000,000 shares of $0.001 par value preferred stock authorized. As of March 31, 2001 and as of the date of these financial statements, the Company has not issued any of its preferred stock.

NOTE 10 -- STOCK OPTIONS AND ISSUANCE COMMITMENTS

On February 25, 1991, the Corporation granted non-statutory options to purchase stock to members of its board of directors, officers, and outside consultants. These remaining options offer a total of 860,000 shares at a price of $0.20 per share with an exercise period of February 25, 1991, to February 25, 2001. The expiration of these options has been extended to February 23, 2002. Additional options were issued effective February 1, 1993, for a total of 250,000 shares at a price of $0.01 per share, with an exercise period of February 1, 1993, to February 1, 2003. During 1995, options for 50,000 shares were granted at $0.20 per share, which expire in 2005. Also in 1995, options for 350,000 shares were granted at $0.01 per share expiring in 2005. During 1996, options for 525,000 shares were granted at $0.10 per share, which expire in 2006. The shares purchased will be restricted and, therefore, may not be transferred without registration under applicable Federal and State securities laws.

Stock options granted to a director of the Company for 325,000 shares at a price of $.01 were exercised in 1997. On December 31, 1999, three officers of the Company received 842,953 stock options in partial payment of accrued salaries in the amount of $210,738. In addition the same three officers forgave the balance of their accrued salaries and interest in the amount of $1,482,209 (See Note 5). In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.10, risk free interest rate of 5%, expected life of 5 years, and expected volatility of 30%. At December 31, 1999, the Company recorded $210,738 ($0.25 per options) to reduce accrued wages for the value of these options based upon these Black Scholes assumptions. These stock options are exercisable immediately, and expire on December 31, 2005 (See Note 5). During the three

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 10 -- STOCK OPTIONS AND ISSUANCE COMMITMENTS (CONTINUED)

months ended March 31, 2001, no options were exercised and for the year ended December 31, 2000, 350,000 options were exercised at $0.01 per share.

Following is a summary of the status of the options during the three months ended March 31, 2001 and the year ended December 31, 2000:

                                                               WEIGHTED
                                                               AVERAGE
                                        NUMBER OF SHARE     EXERCISE PRICE
                                        ---------------     --------------
Outstanding at January 1, 2000             2,877,953           $ .10
Granted                                           --              --
Exercised                                   (350,000)            .01
Forfeited                                         --              --
                                           ---------           -----
Outstanding at December 31, 2000           2,527,953           $ .11
Granted                                           --              --
Exercised                                         --              --
Forfeited                                         --              --
                                           ---------           -----
Outstanding at March 31, 2001              2,527,953             .11
                                           =========           =====
Options exercisable at March 31, 2001      2,527,953           $ .11
                                           =========           =====

During January 2001, the Company enacted an Equity Incentive Plan for the issuance of stock options to employees, outside directors and consultants. See
Note 15.

NOTE 11 -- INCOME (LOSS) PER SHARE

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

Required earnings per share information related to extraordinary income is as follows:

                                                                                 FROM INCEPTION
                                                                               (DECEMBER 2, 1985)
                                               MARCH 31,        MARCH 31,           THROUGH
                                                 2001             2000           MARCH 31, 2001
                                               ---------        ---------      ------------------
Earnings per share
        Extraordinary gains                     $   --           $ 0.05              $ 0.09
                                                ------           ------              ------
Earnings per share -- assuming dilution
        Extraordinary gains                     $   --           $ 0.05              $ 0.09
                                                ======           ======              ======

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 12 -- NON-CASH COMMITMENT AND WARRANTS

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

At March 31, 2001, the exercisable warrants are 4,685,135. The average exercise price of the warrants at March 31, 2001 is $0.15 per share.

Furthermore, during 2000, the Company agreed to issue warrants for 300,000 shares of common stock to new directors of the Company. As of March 31, 2001, the terms and conditions of these warrants are still being negotiated, but were expected to be priced at $0.25 per share for an exercise period of five years.

NOTE 13 -- CONVERTIBLE DEBT

During the year ended December 31, 2000, the Company sold in a private placement to accredited investors $1,510,500 of convertible subordinated debt due and payable September 30, 2004. The debt bears interest at the rate of 10% per annum and is payable semi-annually in cash or additional convertible subordinated debt. The unpaid accrued interest at December 31, 2000 of $49,669 was re-characterized as additional convertible debt. This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $113,288 to its financial advisor, in additional to the granting of an option to purchase an equivalent principal amount of convertible subordinated debt at the face amount thereof over a period of ten years. The aforementioned fee is currently included in other assets and is being amortized over the term of the debt. Amortization for the three months ended March 31, 2001 was $6,928.

NOTE 14 -- COMMITMENTS AND CONTINGENCIES

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

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 14 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum rental commitments under the operating lease are as follows:

                        Year Ending
                        December 31,
                        ------------
                            2001                     $  32,400
                            2002                        43,200
                            2003                        43,200
                            2004                         7,200
                                                     ----------
                                                     $ 126,000
                                                     ==========

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

Financial Services Agreement

During January 2001, the Company signed a contract with a financial advisor to provide information on possible candidates for acquisition, merger or combination. The contract term is for two months and continues thereafter on a month-to-month basis. A monthly retainer of $3,000 is payable and is credited toward the fee if a successful candidate is found. The contract was terminated effective March 31, 2001.

NOTE 15 -- SUBSEQUENT EVENTS

During April 2001, the Company authorized the issuance of warrants to purchase 100,000 shares of common stock to a newly appointed board member. These warrants are still being negotiated, but are expected to be priced at $0.25 per share and exercisable for a period of five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and the Company's stock price may be affected by a number of factors, including, without limitation: availability of capital for research and development; availability for capital for clinical trials; opportunities for joint ventures and corporate partnering; opportunities for mergers and acquisitions to expand the Company's biotechnology base or acquire revenue generating products; the results of preclinical and clinical trials, if any; regulatory approvals of product candidates new indications and manufacturing facilities; health care guidelines and policies relating to prospective Company products; intellectual property matters (patents); and competition. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1 Business", and all subsections therein, including without limitation the subsections entitled, Technical Background, Government Regulation, Federal Drug Administration Regulation, and Factors That May Affect the Company, and the section entitled "Market for Registrant's Common Equity and Related Stockholder Matters", all contained in the Company's Annual Report (Form 10-KSB) for the fiscal year ended December 31, 2000.


Results of Operations

Liquidity and Capital Resources

       As of March 31, 2001, the Company has issued and outstanding 39,848,265 shares of its Common Stock to officers, directors and others. The Company is a development stage company and has no material assets other than cash. The Company had $539,934 in cash as of March 31, 2001. For the twelve-month period subsequent to March 31, 2001, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $800,000. The anticipated source of funds may be the issuance for cash of additional debt and/or equity instruments. In addition, management is actively seeking a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, cash requirements may be met through royalty or licensing fees.

Three Months Ended March 31, 2001 and 2000

For the three months ended March 31, 2001, the Company realized a net loss from operations of $252,509 compared to a net loss from operations of $207,998 for the three months ended March 31, 2000. The Company's increase in net loss for the quarter ended March 31, 2001 was principally attributable to the net effect of several factors. Salaries increased over the three months ended March 31, 2000, in the amount of $72,609 as the result of added administrative personnel, research and development increased by $26,281, insurance increased by $12,459, and travel and entertainment increased by $13,674. Professional fees, however, for the three months ended March 31, 2001, decreased by $121,710 compared to the period ended March 31, 2000, because during the comparable period last year the Company recognized an extraordinary fee related to the valuation of warrants issued during the quarter ended March 31, 2000, to the Company's investment banking firm to purchase up to 4,685,135 shares of the Company's common stock with an exercise price of $0.15 per share. The warrants are exercisable for ten years. In accordance with Statement of Financial Accounting Standards No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation for the quarter ended March 31, 2000. During the quarter ended March 31, 2000, the Company recorded $168,665 as professional fees for the aforementioned investment

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

banking firm's services. A cash-less exercise may be used for all warrant transactions. No fees are payable to the investment banking firm in connection with the exercise of the warrants, which contain full, unconditional piggy-back registration rights without any holdback obligations.

During the quarter ended March 31, 2000, the Company recognized an extraordinary gain on the sale of securities related to two officers of the Company who sold stock at a gain after purchasing stock through a stock bonus plan. In compliance with the Securities Exchange Act of 1934, Section 16(b), the stockholders remitted the gains to the Company. The gains amounted to $129,445 for one officer, $28,075 for the other officer, both which are reflected in the income statement as internal gain on sale of securities.

                                    Part II

Item 5.        Other Information

              (a) The Company appointed Thomas J. Pernice (39) as a director effective April 12, 2001. As of May 15, 2001, the Company has nine (9) directors.




Dated: May 15, 2001                        ADVANCED BIOTHERAPY, INC.
                                           a Delaware corporation


                                        By: /s/ Edmond Buccellato
                                        Edmond Buccellato, President and
                                        Chief Financial Officer


                                        By: /s/ Thomas J. Pernice
                                          Thomas J. Pernice, Secretary/Treasurer