Form 10QSB
period 2001-06-30
ADVANCED BIOTHERAPY INC
filed 2001-08-13
CIK 791833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                 Act of 1934 for the period ended June 30, 2001

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934 for the transition period from _____________ to _______________

                         Commission file number 0-26323

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

[X] YES             [ ] NO

As of June 30, 2001, the Registrant had 39,848,265 shares of common stock, $0.001 par value, outstanding.

      ---------------------------------------------------------------------

                                TABLE OF CONTENTS

ITEM                                                                                  PAGE
                                     PART I.

1.   Financial Statements

       a.   Accountant's Review Report                                                  3

       b.   Balance Sheets -- June 30, 2001 (unaudited) and December 31, 2000           4

       c.   Statements of Operations -- Three Months Ended June 30, 2001, June 30,
            2000, Six Months Ended June 30, 2001, June 30, 2000 and from Inception
            through June 30, 2001                                                       5

       d.   Statements of Stockholders' Equity (Deficit)                                6

       e.   Statement's of Cash Flows -- Six Months Ended June 30, 2001, June 30,
            2000 and from Inception through June 30, 2001                               7

       f.   Notes to Financial Statements                                               9

2.   Management's Discussion and Analysis of Financial Condition and Results of
     Operations                                                                        22

                                    PART II.

5.   Other Information                                                                 24

6.   Exhibits and Reports on Form 8-K                                                  24

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

The Board of Directors
Advanced Biotherapy, Inc.
Woodland Hills, CA


                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Advanced Biotherapy, Inc., formerly Advanced Biotherapy Concepts, Inc. (a development stage company) as of June 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for the six months ended June 30, 2001 and 2000 and for the period from December 2, 1985 (inception) to June 30, 2001. All information included in these financial statements is the representation of the management of Advanced Biotherapy, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated little revenue in the past years, and has suffered recurring losses from operations resulting in an accumulated deficit of $4,587,157 at June 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 25, 2001

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                     ASSETS

                                                                            June 30,
                                                                              2001          December 31,
                                                                          (Unaudited)          2000
                                                                          -----------       -----------
CURRENT ASSETS
  Cash                                                                    $    53,928       $   758,267
  Deposits and prepaid expenses                                                26,477            32,692
                                                                          -----------       -----------
                                Total Current Assets                           80,405           790,959
                                                                          -----------       -----------

PROPERTY AND EQUIPMENT, net of depreciation                                     6,238            10,287
                                                                          -----------       -----------

OTHER ASSETS
   Notes receivable - related party                                           246,619           246,619
   Interest receivable                                                         29,105            15,548
   Investments                                                                250,432                --
   Deferred loan origination fees, net of accumulated amortization             88,647           102,503
   Patents and patents pending, net of accumulated amortization               227,411           173,509
                                                                          -----------       -----------
                                Total Other Assets                            842,214           538,179
                                                                          -----------       -----------

TOTAL ASSETS                                                              $   928,857       $ 1,339,425
                                                                          ===========       ===========


                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                        $    85,261       $    46,609
                                                                          -----------       -----------
                                Total Current Liabilities                      85,261            46,609
                                                                          -----------       -----------

LONG-TERM DEBT
  Convertible notes payable                                                 1,637,431         1,560,169
  Notes payable to related parties                                            127,631           127,631
                                                                          -----------       -----------
                                         Total Long-Term Debt               1,765,062         1,687,800
                                                                          -----------       -----------

                                Total Liabilities                           1,850,323         1,734,409
                                                                          -----------       -----------

COMMITMENTS AND CONTINGENCIES                                                      --                --
                                                                          -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, par value $0.001 per share; 100,000,000 shares
      authorized; 39,848,265 shares issued and outstanding                     39,848            39,848
   Additional paid-in capital                                               3,238,640         3,233,890
   Stock options and warrants                                                 387,203           379,403
   Deficit accumulated during development stage                            (4,587,157)       (4,048,125)
                                                                          -----------       -----------
                                Total Stockholders' Equity (Deficit)         (921,466)         (394,984)
                                                                          -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                      $   928,857       $ 1,339,425
                                                                          ===========       ===========

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                                                                                              From Inception
                                                                                                            (December 2, 1985)
                                            Three Months Ended June 30,        Six Months Ended June 30,          Through
                                               2001             2000            2001             2000          June 30, 2001
                                           (Unaudited)       (Unaudited)     (Unaudited)      (Unaudited)       (Unaudited)
                                           ------------     ------------     ------------     ------------     ------------
REVENUES                                   $         --     $         --     $         --     $         --     $     89,947
                                           ------------     ------------     ------------     ------------     ------------

OPERATING EXPENSES
   Research and development                      39,479            5,044           66,408            5,692        2,211,033
   Promotional fees                                (375)              --              625               --            8,183
   Professional fees                            101,752           53,865          179,380          243,203        1,731,739
   Depreciation and amortization                 12,037            2,975           23,579            5,602          455,583
   Salaries and benefits                         11,576           13,757           84,185           13,757        1,010,299
   Insurance                                     11,500               --           23,959               --           34,857
   Shareholder relations and
     transfer fees                                5,070            5,485           10,421            7,210          158,180
   Rent                                          18,943              450           27,979              900          150,133
   Travel and entertainment                       7,965               --           22,998               --           84,358
   Telephone and communications                   3,914               --           10,852               --           25,468
   Office                                         3,845               --           12,291               --           40,203
   General and administrative                     8,494           40,097           14,032           53,307          582,030
                                           ------------     ------------     ------------     ------------     ------------
      Total Operating Expenses                  224,200          121,673          476,709          329,671        6,492,066
                                           ------------     ------------     ------------     ------------     ------------

Loss from operations                           (224,200)        (121,673)        (476,709)        (329,671)      (6,402,119)

Other income (expense)
   Miscellaneous income                              --               --               --               --           22,000
   Interest income                                7,885            4,066           21,013            7,632           52,104
   Internal gain on sale of
     securities                                      --           28,075               --          157,520          157,520
   Accounts payable forgiveness                      --               --               --               --           45,396
   Loss on disposal of office
     equipment                                   (2,224)              --           (2,224)              --           (2,224)
   Interest expense                             (40,801)          (3,579)         (81,112)          (5,569)        (507,271)
                                           ------------     ------------     ------------     ------------     ------------
      Total Other Income (Expense)              (35,140)          28,562          (62,323)         159,583         (232,475)
                                           ------------     ------------     ------------     ------------     ------------

Loss before extraordinary item                 (259,340)         (93,111)        (539,032)        (170,088)      (6,634,594)

Extraordinary item, forgiveness of debt              --               --               --               --        2,047,437
                                           ------------     ------------     ------------     ------------     ------------

NET INCOME (LOSS)                          $   (259,340)    $    (93,111)    $   (539,032)    $   (170,088)    $ (4,587,157)
                                           ============     ============     ============     ============     ============

BASIC AND DILUTED NET INCOME (LOSS)
  PER COMMON SHARE                         $      (0.01)           $ nil     $      (0.01)           $ nil     $      (0.20)
                                           ============     ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON STOCK
SHARES OUTSTANDING                           39,848,265       39,398,265       39,848,265       38,842,221       22,735,731
                                           ============     ============     ============     ============     ============

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                                  DEFICIT
                                                                                                                ACCUMULATED
                                          COMMON STOCK            ADDITIONAL                       STOCK          DURING
                                    -----------------------        PAID-IN           STOCK       OPTIONS AND    DEVELOPMENT
                                      SHARES         AMOUNT        CAPITAL       SUBSCRIPTIONS    WARRANTS         STAGE
                                    ----------      -------      -----------       --------       --------      -----------
Balance, December 31, 1999          30,198,265      $30,198      $ 2,770,305       $(32,500)      $210,738      $(3,394,855)

Contribution of capital by
 shareholders in form of
 foregone interest and rent                 --           --            9,735             --             --               --

Stock subscriptions paid                    --           --               --         32,500             --               --

Stock issued as part of stock
 bonus plan in exchange for
 loan payable and notes
 receivable at $0.05 per share       9,200,000        9,200          450,800             --             --               --

Stock warrants issued in
 exchange for services                      --           --               --             --        168,665               --

Stock issued for cash at
 $0.01 from the exercise of
 options                               350,000          350            3,150             --             --               --

Stock adjustment                       100,000          100             (100)            --             --               --

Net loss for the year ended
 December 31, 2000                          --           --               --             --             --         (653,270)

                                    ----------      -------      -----------       --------       --------      -----------

Balance, December 31, 2000          39,848,265       39,848        3,233,890             --        379,403       (4,048,125)

Contribution of capital by
 shareholders in of
 foregone interest and rent                 --           --            4,750             --             --               --

Stock warrants issued in
 exchange for services                      --           --               --             --          7,800               --

Net loss for the six months
 ended June 30, 2001                        --           --               --             --             --         (539,032)
                                    ----------      -------      -----------       --------       --------      -----------

Balance, June 30, 2001
(Unaudited)                         39,848,265      $39,848      $ 3,238,640       $     --       $387,203      $(4,587,157)
                                    ==========      =======      ===========       ========       ========      ===========

Summary of required information regarding stock issuances can be found in
Note 9.

                           ADVANCED BIOTHERAPY, INC.
                 (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                                         From Inception
                                                                                       (December 2, 1985)
                                                          Six Months Ended June 30,         through
                                                             2001           2000         June 30, 2001
                                                         (Unaudited)     (Unaudited)      (Unaudited)
                                                          ---------       ---------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                         $(539,032)      $(170,088)      $(4,587,157)
     Extraordinary gain                                          --              --        (1,684,068)
Adjustments to reconcile net loss to cash
  used in operating activities:
     Depreciation and amortization                           23,579           5,602           455,583
     Loss on disposal of equipment                            2,224              --             2,224
     Investment income                                           --        (157,520)         (157,520)
     Expenses paid through issuance
       of common stock                                           --              --           231,340
     Expenses paid through issuance
       of common stock warrants                               7,800         168,665           176,465
     Interest expense accrued to convertible debt            77,262              --           126,931
     Expenses paid through contribution
       of additional paid in capital                          4,750           4,905            42,583
     Organization costs                                          --              --            (9,220)
     Decrease (increase) in:
         Deposits and prepaid expenses                        6,215              --           (26,477)
         Interest receivable                                (13,556)         (7,489)          (29,104)
         Deferred loan origination cost                          --              --          (113,288)
     Increase (decrease) in:
         Accounts payable                                    38,652          (9,916)           85,261
         Accounts and notes payable, related parties             --        (129,444)          127,631
         Payroll and payroll taxes payable                       --              --         1,682,984
         Accrued interest                                        --           1,564             9,962
                                                          ---------       ---------       -----------

Net cash used in operating activities                      (392,106)       (293,721)       (3,665,870)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                    --              --           (48,003)
     Internal gain on sale of securities                         --         157,520           157,520
     Purchase of investments                               (250,432)             --          (250,432)
     Acquisition of patents                                 (61,801)        (23,673)         (312,922)
                                                          ---------       ---------       -----------

Net cash used in investing activities                      (312,233)        133,847          (453,837)

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                      --          32,500         2,449,754
     Proceeds from convertible note                              --              --         1,510,500
     Proceeds from notes payable                                 --         100,000           388,508
     Payments on notes payable                                   --              --          (175,127)
                                                          ---------       ---------       -----------
Net cash provided by financing activities                        --         132,500         4,173,635
                                                          ---------       ---------       -----------

Net increase (decrease) in cash                            (704,339)        (27,374)           53,928

Cash, beginning                                             758,267          34,958                --
                                                          ---------       ---------       -----------

Cash, ending                                              $  53,928       $   7,584       $    53,928
                                                          =========       =========       ===========

Supplemental cash flow disclosures:

     Interest expense paid                                $      --       $      --       $   339,927
                                                          =========       =========       ===========
        Income taxes paid                                 $      --       $      --       $        --
                                                          =========       =========       ===========

NON-CASH FINANCING AND INVESTING ACTIVITIES:

     Common stock issued in exchange for
       professional fees and expenses                     $      --       $      --       $   340,869
     Contributed expenses                                 $   4,750       $   4,950       $    42,583
     Common stock issued for a loan payable               $      --       $ 213,381       $   213,381
     Common stock issued for notes receivable             $      --       $ 246,619       $   246,619
     Warrants issued for services                         $   7,800       $ 168,665       $   176,465
     Accrued interest paid by convertible debt            $  77,262       $      --       $   126,931


                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


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

As shown in the accompanying financial statements, the Company incurred a net loss of $539,032 for the six months ended June 30, 2001. At June 30, 2001, the Company has an accumulated deficit during the development stage of $4,587,157. The future of the Company is dependent upon future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system and products for treatment of viral and bacterial diseases of animals. Management has established plans designed to increase the capitalization of the Company and is actively seeking additional capital that will provide funds needed to fund the research and development and therefore the internal growth of the Company in order to fully implement its business plans. For the twelve-month period subsequent to June 30, 2001, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $800,000. The anticipated source of funds may be the issuance for cash of additional debt and/or equity instruments. See Note 13. In addition, management is actively seeking a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, cash requirements may be met through royalty or licensing fees. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2001, the Company had net deferred tax assets of approximately $1,313,500, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2001.

At June 30, 2001, the Company has net operating loss carryforwards of approximately $3,714,500, which expire in the years 2001 through 2020.

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

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2001.

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Promotional Fees

Promotional fees are charged to operations in the year incurred. Promotional fees amounted to $625 and $-0- for the six months ended June 30, 2001 and 2000, respectively.

Interim Financial Statements

The interim financial statements as of and for the quarter ended June 30, 2001, included herein, have been prepared for the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

Deferred Loan Origination Fees

During the year ended December 31, 2000, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note
14. These loan origination fees, which totaled $88,647, net of accumulated amortization at June 30, 2001, are amortized over the life of the related debt. During the six months ended June 30, 2001, the Company recorded amortization expense in the amount of $13,856 related to these fees.

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At June 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The carrying amounts for cash, deposits, prepaid expenses, receivables, investments, accounts payable, loans and notes payable, accrued liabilities, and convertible debt approximate their fair value.

NOTE 3 -- PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The following is a summary of property, equipment and accumulated depreciation at June 30, 2001:

                                         Cost     Accumulated Depreciation
                                        -------          -------
Lab equipment                           $27,582          $27,582
Office equipment                         12,874            6,636
Furniture and fixtures                    1,302            1,302
                                        -------          -------
                                        $41,758          $35,520
                                        =======          =======

Depreciation expense for the six months ended June 30, 2001 was $1,824. There was no depreciation taken in 2000.

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 4 -- INVESTMENTS

The Company's investments in debt securities that are intended to be held for an indefinite period, yet not to maturity, are classified as available-for-sale. Available-for-sale securities are recorded at fair value under investments in other assets on the balance sheet with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. At June 30, 2001 the Company's investment included a single corporate bond. There had not been a material change in the fair value of the bond at June 30, 2001.

NOTE 5 -- INTANGIBLE ASSETS

Patents and Patents Pending

Costs relating to the development and approval of patents, other than research and development costs, which are expensed, are capitalized and amortized using the straight-line method over seventeen years. The Company's patents relate to the treatment of autoimmune diseases.

The following is a summary of the costs of patents and patents pending at June 30, 2001:

                                                    Accumulated
                                      Cost         amortization         Net amount
                                    --------          --------           --------
Balance, December 31, 1999          $178,236          $(64,917)          $113,319
2000 Activity                         72,884           (12,694)            60,190
                                    --------          --------           --------
Balance, December 31, 2000           251,120           (77,611)           173,509
2001 Activity                         61,802            (7,900)            53,902
                                    --------          --------           --------
Balance, June 30, 2001              $312,922          $(85,511)          $227,411
                                    ========          ========           ========

NOTE 6 -- RELATED PARTY TRANSACTIONS

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

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 6 -- RELATED PARTY TRANSACTIONS (CONTINUED)

Transactions in 1999

The Company's former chairman and principal shareholder has advanced funds to pay a significant portion of the Company's expenses since 1989. At December 31, 1999, the cumulative amounts owed to him for expenses amount to $257,076. Even though he was not charging interest to the Company, interest was calculated at the applicable federal rate of 5.59% at December 31, 1999. This interest was recorded as interest expense and contributed capital in the accompanying financial statements. During 2000, the Company paid part of this note and the balance was used to offset a bonus stock sale to the chairman. At December 31, 1998, the amounts owing for accrued salary was $1,146,000. During 1999, additional salary was accrued in the amount of $100,000. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, he received options to purchase 623,000 shares of common stock at $0.10 per share. The value of these options, in the amount of $155,750, was used to reduce his accrued salary. See Note 11. In 1999, he forgave the balance of accrued salary of $1,090,250 along with accrued interest of $9,962. This is recorded in the financial statements as a component of extraordinary income in 1999.

At December 31, 1999, the Company owed its then secretary/treasurer $13,381 for expenses paid in previous years and recorded in notes payable. During 2000, this note was used as partial payment for a bonus stock purchase by the secretary/treasurer. At December 31, 1998 the Company also owed this employee $184,000 in unpaid salary recorded as salary payable. During 1999, additional salary in the amount of $45,000 was accrued for this employee. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, she received options to purchase 114,500 shares of common stock at $0.10 per share. The value of these options, in the amount of $28,625, was used to reduce the accrued salary of this employee/shareholder. See Note 11. In 1999, she forgave the balance of accrued salary in the amount of $200,375. This is recorded in the financial statements as a component of extraordinary income in 1999.

At December 31, 1998, the then president of the Company was owed $171,360 in accrued salary. During 1999, a portion of this liability was paid. Also during 1999, additional salary in the amount of $75,000 was accrued. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, he received options to purchase 105,453 shares of common stock at $0.10 per share. The value of these options in the amount of $26,363 was used to reduce the accrued salary of the president. See Note 11. In 1999, he forgave the balance of accrued salary in the amount of $181,622. This is recorded in the financial statements as a component of extraordinary income in 1999.

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

During 2000 the Company leased office space from a company owned in part by a shareholder. The minimum base lease payment was $4,800 annually. This lease was terminated effective December 31, 2000. See Note 15.

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 7 -- INTERNAL GAIN ON SALE OF SECURITIES

During the year ending December 31, 2000, officers of the Company sold stock at a gain shortly after purchasing stock through a stock bonus plan. In compliance with the Securities and Exchange Rule 16b, the stockholder remitted the gain to the Company. The gain amounted to $157,520 and is reflected in the income statement as internal gain on sale of securities.

NOTE 8 -- CONCENTRATIONS

The Company maintains cash in a Money Market account at a bank in California. The funds on deposit are not insured by the FDIC, and therefore, a total of $53,928 is at risk.

NOTE 9 -- COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Information regarding the number of shares issued and consideration received is as follows:

                                                                   Common Stock
                                                    --------------------------------------------
                                                     Average
                                                    price per                                          Additional
                                                      share               Shares         Amount      Paid-in Capital
                                                    ----------          ----------      --------       -----------
Common stock issued for cash:
 1985                                              $      .50             100,000      $    100       $    49,900
 1986                                                    1.00             639,500           640           678,861
 1987                                                    1.00             850,500           850           759,650
 1988                                                    1.00              25,000            25            24,975
 1993                                                     .25           2,402,000         2,402           475,900
 1995                                                     .05           1,000,000         1,000            49,000
 1996                                                     .05             520,000           520            25,480
 1997                                                     .09           1,800,500         1,801           153,749
 1998                                                     .10             305,000           305            30,195
 1999                                                     .05           3,158,000         3,158           151,993
                                                                        ----------      --------       -----------
                                                                        10,800,500        10,801         2,399,703
                                                                        ----------      --------       -----------

Common stock issued for patents assigned:
 1984                                                     .01             550,000         5,500                --
 1985, adjustment to reflect change in number
 and par value shares outstanding                           --           2,750,000        (2,200)            2,200
                                                                        ----------      --------       -----------
                                                                         3,300,000         3,300             2,200
                                                                        ----------      --------       -----------

Common stock issued for acquisitions:
 1985                                                     .01          13,333,500        13,334           (41,112)
                                                                        ----------      --------       -----------

Common stock issued for note receivable:
 1986                                                    1.00              10,000            10             9,990
 2000                                                     .05           4,932,380         4,932           241,687
                                                                        ----------      --------       -----------
                                                                         4,942,380         4,942           251,677
                                                                        ----------      --------       -----------

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2001


NOTE 9 -- COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

                                                                   Common Stock
                                                    --------------------------------------------
                                                     Average
                                                    price per                                          Additional
                                                      share               Shares         Amount      Paid-in Capital
                                                    ----------          ----------      --------       -----------
Contribution of additional paid-in capital:
1991                                                $       --                  --      $     --           $35,825
1999                                                        --                  --            --            28,098
2000                                                        --                  --            --             9,735
2001                                                        --                  --            --             4,750
                                                                        ----------      --------       -----------
                                                                                --            --            78,408
                                                                        ----------      --------       -----------

Stock subscriptions:
1999                                                       .05             650,000           650            31,850
                                                                        ----------      --------       -----------

Cancellation of escrowed shares:
1999                                                      .001            (850,000)         (850)              850
                                                                        ----------      --------       -----------

Common stock issued for services (1):
1988                                                       .50              25,000            25            12,475
1989                                                       .38              25,000            25             9,475
1990                                                       .66              37,375            37            24,635
1991                                                       .51             159,500           160            81,010
1992                                                       .75              62,500            62            46,563
1993                                                       .25             120,000           120            29,880
1996                                                       .05             308,500           308            13,832
1997                                                       .05             155,500           155             7,619
1999                                                       .05              99,190            99             4,860
                                                                        ----------      --------       -----------
                                                                           992,565           991           230,349
                                                                        ----------      --------       -----------

Common stock issued to replace unrecorded
 certificates:
1988                                                      .001               1,200             1                (1)
1992                                                      .001                 500             1                (1)
2000                                                      .001             100,000           100              (100)
                                                                        ----------      --------       -----------
                                                                           101,700           102              (102)
                                                                        ----------      --------       -----------

Common stock issued for forgiveness of
 accounts payable (1):
1990                                                       .50              25,000            25            12,475
1996                                                       .05             150,000           150             7,350
                                                                        ----------      --------       -----------
                                                                           175,000           175            19,825
                                                                        ----------      --------       -----------

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2001


NOTE 9 -- COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)


                                                                   Common Stock
                                                    --------------------------------------------
                                                     Average
                                                    price per                                          Additional
                                                      share               Shares         Amount      Paid-in Capital
                                                    ----------          ----------      --------       -----------
Common stock issued in payment of
 notes payable (1):
1993                                               $       .25             200,000     $     200       $    49,800
2000                                                       .05           1,714,995         1,715            84,035
                                                                        ----------      --------       -----------
                                                                         1,914,995         1,915           133,835
                                                                        ----------      --------       -----------

Common stock issued in payment of
 loans payable (1):
2000                                                       .05           2,552,625         2,553           125,078
                                                                        ----------      --------       -----------

Common stock issued for commissions (1):
1993                                                      .001           1,260,000         1,260                --
                                                                        ----------      --------       -----------

Stock options exercised:
1997                                                       .01             325,000           325             2,929
2000                                                       .01             350,000           350             3,150
                                                                        ----------      --------       -----------
                                                                           675,000           675             6,079
                                                                        ----------      --------       -----------
Total                                                                   39,848,265     $  39,848       $ 3,238,640
                                                                        ==========     =========       ===========

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

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 10 -- PREFERRED STOCK

With the merger into its Delaware subsidiary, the Company has authorized 20,000,000 shares of $0.001 par value preferred stock authorized. As of June 30, 2001 and as of the date of these financial statements, the Company has not issued any of its preferred stock.

NOTE 11 -- STOCK OPTIONS AND ISSUANCE COMMITMENTS

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

Stock options granted to a director of the Company for 325,000 shares at a price of $.01 were exercised in 1997. On December 31, 1999, three officers of the Company received 842,953 stock options in partial payment of accrued salaries in the amount of $210,738. In addition the same three officers forgave the balance of their accrued salaries and interest in the amount of $1,482,209. See Note 6. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.10, risk free interest rate of 5%, expected life of 5 years, and expected volatility of 30% and no dividends are expected to be paid. At December 31, 1999, the Company recorded $210,738 ($0.25 per options) to reduce accrued wages for the value of these options based upon these Black Scholes assumptions. These stock options are exercisable immediately, and expire on December 31, 2005. See Note 6. During the six months ended June 30, 2001, no options were exercised and for the year ended December 31, 2000, 350,000 options were exercised at $0.01 per share.

Following is a summary of the status of the options during the six months ended June 30, 2001 and the year ended December 31, 2000:

                                                             Weighted Average
                                          Number of Shares    Exercise Price
                                              ---------          ---------
Outstanding at January 1, 2000                2,877,953          $     .10
Granted                                              --                 --
Exercised                                      (350,000)               .01
Forfeited                                            --                 --
                                              ---------          ---------
Outstanding at December 31, 2000              2,527,953                .11
Granted                                              --                 --
Exercised                                            --                 --
Forfeited                                            --                 --
                                              ---------          ---------
Outstanding at June 30, 2001                  2,527,953                .11
                                              =========          =========

Options exercisable at June 30, 2001          2,527,953          $     .11
                                              =========          =========

                                              =========          =========

                                              =========          =========

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 11 -- STOCK OPTIONS AND ISSUANCE COMMITMENTS (CONTINUED)

During January 2001, the Company enacted an Equity Incentive Plan for the issuance of stock options to employees, outside directors and consultants. See
Note 16.

NOTE 12 -- INCOME (LOSS) PER SHARE

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

Required earnings per share information related to extraordinary income is as follows:

                                                                          From Inception
                                                                         (December 2, 1985)
                                                June 30,      June 30,       through
                                                  2001          2000       June 30, 2001
                                                --------       -------    -----------------
Earnings per share
         Extraordinary gains                     $  --          $  --          $0.09
                                                 =====          =====          =====

Earnings per share -- assuming dilution
         Extraordinary gains                     $  --          $  --          $0.09
                                                 =====          =====          =====

NOTE 13 -- NON-CASH COMMITMENT AND WARRANTS

On May 25, 2001, the Company issued to a director of the Company warrants to purchase up to 100,000 shares of common stock with an exercise price of $0.25 per share. The warrants expire on May 8, 2005. During the period ended June 30, 2001, the Company recorded $7,800 as consulting fees for these warrants.

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

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 13 -- NON-CASH COMMITMENT AND WARRANTS (CONTINUED)

At June 30, 2001, the exercisable warrants are 4,785,135. The average exercise price of the warrants at June 30, 2001 is $0.15 per share.

Subsequently, on July 23, 2001, the Company issued warrants to purchase up to 300,000 shares of common stock to new directors of the Company. The warrants have an exercise price of $0.25 per share and expire on May 8, 2005.

NOTE 14 -- CONVERTIBLE DEBT

During the year ended December 31, 2000, the Company sold in a private placement to accredited investors $1,510,500 of convertible subordinated debt due and payable September 30, 2004. The debt bears interest at the rate of 10% per annum and is payable semi-annually in cash or additional convertible subordinated debt. The unpaid accrued interest at June 30, 2001 and December 31, 2000 of $77,262 and $49,669, respectively, was re-characterized as additional convertible debt. This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to
Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $113,288 to its financial advisor, in additional to the granting of an option to purchase an equivalent principal amount of convertible subordinated debt at the face amount thereof over a period of ten years. The aforementioned fee is currently included in other assets and is being amortized over the term of the debt. Amortization for the six months ended June 30, 2001 was $13,865.

NOTE 15 -- COMMITMENTS AND CONTINGENCIES

Office Lease

The Company leased office space from a related party during 2000 at a minimum annual rate of $4,800. This lease was terminated effective December 31, 2000.

During January 2001, the Company signed an office lease agreement for three years beginning March 1, 2001. The lease calls for monthly rental payments of $3,600 plus its portion of operating expenses with an annual escalation clause of 4%. The lease required a $15,580 deposit. Effective June 28, 2001, the Company cancelled this lease. The cost of such cancellation included the payment of rent for the months of July and August 2001 in the amount of $7,200, and the payment of a broker's commission of approximately $6,700.

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

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 15 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 16 -- SUBSEQUENT EVENTS

On July 23, 2001, the Company issued warrants to purchase up to 300,000 shares of common stock to new directors of the Company. The warrants have an exercise price of $0.25 per share and expire on May 8, 2005.

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and the Company's stock price may be affected by a number of factors, including, without limitation: availability of capital for research and development; availability for capital for clinical trials; opportunities for joint ventures and corporate partnering; opportunities for mergers and acquisitions to expand the Company's biotechnology base or acquire revenue generating products; the results of preclinical and clinical trials, if any; regulatory approvals of product candidates new indications and manufacturing facilities; health care guidelines and policies relating to prospective Company products; intellectual property matters (patents); and competition. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1 Business", and all subsections therein, including, without limitation, the subsections entitled, Technical Background, Government Regulation, Federal Drug Administration Regulation, and Factors That May Affect the Company, and the section entitled "Market for Registrant's Common Stock and Related Stockholder Matters", all contained in the Company's Annual Report (Form 10-KSB) for the fiscal year ended December 31, 2000.

Results of Operations

Liquidity and Capital Resources

        As of June 30, 2001, the Company has issued and outstanding 39,848,265 shares of its Common Stock. The Company is a development stage company and has no material assets other than cash. The Company had $304,360 in cash and short-term investments as of June 30, 2001. For the twelve-month period subsequent to June 30, 2001, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $800,000, and therefore, believes that it has inadequate cash to maintain operations during that period. In order to meet the foregoing cash requirements, the Company will have to raise additional capital or obtain loans. There is no assurance, however, that the Company will be able to raise additional capital or obtain loans. The Company's objective is to establish collaborative relationships with either a pharmaceutical or biotechnological company that could result in the generation of royalty payments to the Company. As of the date hereof, the Company has not entered into agreements with any pharmaceutical or biotechnological companies. In the event that the Company does not raise additional capital from any of the foregoing sources, it may have to curtail operations. The Company is also seeking out merger and acquisition candidates that can either expand the Company's technology base in the area of autoimmune disease therapeutics or bring FDA-approved products into the Company that will generate recurring revenue and cash flow.

Three Months Ended June 30, 2001 and 2000

For the three months ended June 30, 2001, the Company realized a net loss of $259,340 compared to a net loss of $93,111 for the three months ended June 30, 2000, which $93,111 represented a loss from operations of $121,673 reduced by an extraordinary internal gain on sale of securities. The Company had increases in expenses over 2000 related to the following: professional fees in the amount of $47,887 principally due to increased legal fees related to its regulatory filing requirements with the Securities and Exchange Commission and other corporate matters, increased research and development expenses in the amount of $34,435, increased insurance in the amount of $11,500, increased depreciation and amortization in the amount of $9,029, increased rent in the amount of

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

$18,493, and increased interest expense in the amount of $37,222 related to the Company's convertible subordinated debt.

Six Months Ended June 30, 2001 and 2000

For the six months ended June 30, 2001, the Company realized a net loss of $539,032 compared to a net loss of $170,088 for the six months ended June 30, 2000, which $170,088 represented a loss from operations of $329,671 reduced by an extraordinary internal gain on sale of securities. The Company had increases in expenses over 2000 related to the following: increased research and development expenses in the amount of $60,716, increased insurance in the amount of $23,959, increased depreciation and amortization in the amount of $17,977, increased rent in the amount of $127,079, increased interest expense in the amount of $75,543 related to the Company's convertible subordinated debt, and increased expenditures for legal fees related to its regulatory filing requirements with the Securities and Exchange Commission, other corporate matters, and patents and patents pending in the amount of $61,801. During the 6 months ended June 30, 2000, two officers of the Company sold stock at a gain after purchasing stock through a stock bonus plan. In compliance with the Securities and Exchange Rule 16b, the stockholders remitted the gains to the Company. The gains amounted to $129,445 for one officer, $28,075 for the other officer, both which are reflected in the income statement as internal gain on sale of securities.

                            ADVANCED BIOTHERAPY, INC.
                  (FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)


Part II

        Item 5. Other Information.

                        (a) Effective as of May 25, 2001, Paul J. Marangos resigned as a director of the Company. As of August 13, 2001, the Company has eight (8) directors.

        Item 6. Exhibits and Reports on Form 8-K.

                        (b) Reports on Form 8-K. The Company filed a Form 8-K on April 24, 2001, which reported the resignation of certain officers and the appointment of Alexander L. Cappello, Chairman of the Board, Edmond F. Buccellato, Chief Executive Officer and William M. Finkelstein, Chief Financial Officer.



Dated: August 13, 2001                    ADVANCED BIOTHERAPY, INC.
                                          a Delaware corporation



                                          By: /s/  Edmond Buccellato
                                          Edmond Buccellato, President and
                                          Chief Executive Officer


                                          By: /s/  Thomas J. Pernice
                                          Thomas J. Pernice, Secretary/Treasurer