Form 10QSB
period 2001-09-30
ADVANCED BIOTHERAPY INC
filed 2001-11-07
CIK 791833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2001

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-26323

ADVANCED BIOTHERAPY, INC.
(Exact name or registrant as specified in its charter)

Delaware (State of jurisdiction of incorporation or organization)	95-4066865 (IRS Employer Identification No.)

6355 Topanga Canyon Boulevard
Suite 510
Woodland Hills, California 91367
(Address of principal executive offices, including zip code)

(818) 883-6716
(Registrant’s telephone number, including area code)

Indicate by mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES             [  ] NO

As of September 30, 2001, the Registrant had 39,848,265 shares of common stock, $0.001 par value, outstanding.

—————————————————

ADVANCED BIOTHERAPY, INC.
(Formerly Advanced Biotherapy Concepts, Inc.)
(A Development Stage Enterprise)
REVIEWED FINANCIAL STATEMENTS
September 30, 2001

WILLIAMS & WEBSTER PS
Certified Public Accountants
Bank of America Financial Center
W 601 Riverside, Suite 1940
Spokane, WA 99201
(509) 838-5111

The Board of Directors
Advanced Biotherapy, Inc.
Woodland Hills, CA

ACCOUNTANT’S REVIEW REPORT

We have reviewed the accompanying balance sheet of Advanced Biotherapy, Inc., formerly Advanced Biotherapy Concepts, Inc. (a development stage company) as of September 30, 2001, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the nine months ended September 30, 2001 and 2000 and for the period from December 2, 1985 (inception) to September 30, 2001. All information included in these financial statements is the representation of the management of Advanced Biotherapy, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated little revenue in the past years, and has suffered recurring losses from operations resulting in an accumulated deficit of $4,774,290 at September 30, 2001. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
October 30, 2001

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

ASSETS

	September 30,
	2001	December 31,
	(Unaudited)	2000

CURRENT ASSETS
Cash	$165,408	$758,267
Deposits and prepaid expenses	15,375	32,692

Total Current Assets	180,783	790,959

PROPERTY AND EQUIPMENT, net of accumulated depreciation	5,563	10,287

OTHER ASSETS
Notes receivable — related party	246,619	246,619
Interest receivable	27,571	15,548
Deferred loan origination fees, net of accumulated amortization	81,719	102,503
Patents and patents pending, net of accumulated amortization	254,382	173,509

Total Other Assets	610,291	538,179

TOTAL ASSETS	$796,637	$1,339,425

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$81,582	$46,609
Accrued interest on convertible debt	41,272	—

Total Current Liabilities	122,854	46,609

LONG-TERM DEBT
Convertible notes payable	1,637,431	1,560,169
Notes payable to related parties	127,631	127,631

Total Long-Term Debt	1,765,062	1,687,800

Total Liabilities	1,887,916	1,734,409

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 39,848,265 shares issued and outstanding	39,848	39,848
Additional paid-in capital	3,240,480	3,233,890
Stock options and warrants	402,683	379,403
Deficit accumulated during development stage	(4,774,290)	(4,048,125)

Total Stockholders’ Equity (Deficit)	(1,091,279)	(394,984)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$796,637	$1,339,425

See accompanying notes and accountant’s review report.

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

					From Inception
	Three Months Ended September 30,		Nine Months Ended September 30,		(December 2, 1985)
					Through
	2001	2000	2001	2000	September 30, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$—	$—	$—	$—	$89,947

OPERATING EXPENSES
Research and development	33,648	876	100,056	6,568	2,244,681
Promotional fees	9,761	15,020	10,386	15,020	17,944
Professional fees	43,807	85,277	223,187	366,556	1,775,546
Director’s fees	23,280	—	23,280	—	23,280
Depreciation and amortization	12,235	7,410	35,814	13,012	467,818
Salaries and benefits	—	81,773	84,185	95,530	1,010,299
Insurance	10,838	—	34,797	—	45,695
Shareholder relations and transfer fees	5,319	9,573	15,740	16,783	163,499
Rent	5,983	5,050	33,962	5,950	156,116
Travel and entertainment	5,840	—	28,838	—	90,198
Telephone and communications	176	—	11,028	—	25,644
Office	3,280	—	15,571	—	43,483
General and administrative	122	38,768	14,154	53,999	582,152

Total Operating Expenses	154,289	243,747	630,998	573,418	6,646,355

Loss From Operations	(154,289)	(243,747)	(630,998)	(573,418)	(6,556,408)
Other income (expense)
Miscellaneous income	—	—	—	—	22,000
Interest income	10,268	8,659	31,281	16,291	62,372
Internal gain on sale of securities	—	—	—	157,520	157,520
Accounts payable forgiveness	—	—	—	—	45,396
Loss on disposal of office equipment	—	—	(2,224)	—	(2,224)
Interest expense	(43,112)	(16,215)	(124,224)	(21,784)	(550,383)

Total Other Income (Expense)	(32,844)	(7,556)	(95,167)	152,027	(265,319)

Loss Before Income Taxes	(187,133)	(251,303)	(726,165)	(421,391)	(6,821,727)
Income Taxes	—	—	—	—	—

Loss Before Extraordinary Item	(187,133)	(251,303)	(726,165)	(421,391)	(6,821,727)
Extraordinary item, forgiveness of debt	—	—	—	—	2,047,437

NET (LOSS)	$(187,133)	$(251,303)	$(726,165)	$(421,391)	$(4,774,290)

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE	$ nil	$(0.01)	$(0.02)	$(0.01)	$(0.21)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON STOCK SHARES OUTSTANDING	39,848,265	39,573,265	39,848,265	39,087,681	23,009,436

See accompanying notes and accountant’s review report.

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Deficit
	Common Stock					Accumulated
			Additional		Stock	During
			Paid-in	Stock	Options and	Development
	Shares	Amount	Capital	Subscriptions	Warrants	Stage

Balance, December 31, 1999	30,198,265	$30,198	$2,770,305	$(32,500)	$210,738	$(3,394,855)
Contribution of capital by shareholders in form of foregone interest and rent	—	—	9,735	—	—	—
Stock subscriptions paid	—	—	—	32,500	—	—
Stock issued as part of stock bonus plan in exchange for loan payable and notes receivable at $0.05 per share	9,200,000	9,200	450,800	—	—	—
Stock warrants issued in exchange for services	—	—	—	—	168,665	—
Stock issued for cash at $0.01 from the exercise of options	350,000	350	3,150	—	—	—
Stock adjustment	100,000	100	(100)	—	—	—
Net loss for the year ended December 31, 2000	—	—	—	—	—	(653,270)

Balance, December 31, 2000	39,848,265	39,848	3,233,890	—	379,403	(4,048,125)
Contribution of capital by shareholders in form of foregone interest and rent	—	—	6,590	—	—	—
Stock warrants issued in exchange for services	—	—	—	—	23,280	—
Net loss for the nine months ended September 30, 2001	—	—	—	—	—	(726,165)

Balance, September 30, 2001 (Unaudited)	39,848,265	$39,848	$3,240,480	$—	$402,683	$(4,774,290)

Summary of required information regarding stock issuances can be found in Note 9.

See accompanying notes and accountant’s review report.

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOW

			From Inception
	Nine Months Ended September 30,		(December 2, 1985)
			through
	2001	2000	September 30, 2001
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(726,165)	$(421,391)	$(4,774,290)
Extraordinary gain	—	—	(1,684,068)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	35,814	13,012	467,818
Loss on disposal of equipment	2,224	—	2,224
Investment income	—	(157,520)	(157,520)
Expenses paid through issuance of common stock	—	—	231,340
Expenses paid through issuance of common stock warrants	23,280	168,665	191,945
Interest expense accrued to convertible debt	77,262	—	126,931
Expenses paid through contribution of additional paid-in capital	6,590	7,328	44,423
Organization costs	—	—	(9,220)
Decrease (increase) in:
Deposits and prepaid expenses	17,317	—	(15,375)
Interest receivable	(12,023)	(11,519)	(27,571)
Deferred loan origination cost	—	(88,256)	(113,288)
Increase (decrease) in:
Accounts payable	34,973	88,024	81,582
Accounts and notes payable, related parties	—	(129,444)	127,631
Payroll and payroll taxes payable	—	21,807	1,682,984
Accrued interest	41,272	14,822	51,234

Net cash used in operating activities	(499,456)	(494,472)	(3,773,220)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(4,411)	(48,003)
Internal gain on sale of securities	—	157,520	157,520
Acquisition of patents	(93,403)	(52,917)	(344,524)

Net cash used in investing activities	(93,403)	100,192	(235,007)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	36,000	2,449,754
Proceeds from convertible notes	—	1,276,750	1,510,500
Proceeds from notes payable	—	—	388,508
Payments on notes payable	—	(100,000)	(175,127)

Net cash provided by financing activities	—	1,212,750	4,173,635

Net increase (decrease) in cash	(592,859)	818,470	165,408
Cash, beginning	758,267	34,958	—

Cash, ending	$165,408	$853,428	$165,408

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$—	$984	$339,927

Income taxes paid	$—	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued in exchange for professional fees and expenses	$—	$—	$340,869
Contributed expenses	$6,590	$7,328	$44,423
Common stock issued for a loan payable	$—	$213,381	$213,381
Common stock issued for notes receivable	$—	$246,619	$246,619
Warrants issued for services	$23,280	$168,665	$191,945
Accrued interest paid by convertible debt	$77,262	$—	$126,931

See accompanying notes and accountant’s review report.

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
September 30, 2001

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Advanced Biotherapy, Inc. (formerly Advanced Biotherapy Concepts, Inc.) was originally incorporated December 2, 1985 under the laws of the State of Nevada. The Company is involved in the research and development of the treatment of autoimmune diseases in humans, most notably, multiple sclerosis and rheumatoid arthritis. The Company conducts its research in Maryland. The Company’s fiscal year-end is December 31. The Company is a development stage enterprise.

On July 14, 2000, the Company incorporated a wholly owned subsidiary, Advanced Biotherapy, Inc. in the state of Delaware. On September 1, 2000, the Company merged with its wholly owned subsidiary, effectively changing its name to Advanced Biotherapy, Inc. (hereinafter “the Company”) and its domicile to Delaware.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As shown in the accompanying financial statements, the Company incurred a net loss of $726,165 for the nine months ended September 30, 2001. At September 30, 2001, the Company has an accumulated deficit during the development stage of $4,774,290. The future of the Company is dependent upon future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system and products for treatment of viral and bacterial diseases of animals. Management has established plans designed to increase the capitalization of the Company and is actively seeking additional capital that will provide funds needed to fund the research and development and therefore the internal growth of the Company in order to fully implement its business plans. For the twelve-month period subsequent to September 30, 2001, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $800,000. The anticipated source of funds may be the issuance for cash of additional debt and/or equity instruments. See Note 13. In addition, management is actively seeking a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, cash requirements may be met through royalty or licensing fees. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all bank accounts, certificates of deposit, money market accounts and short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At September 30, 2001, the Company had net deferred tax assets of approximately $1,370,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.

At September 30, 2001, the Company has net operating loss carryforwards of approximately $4,200,000, which expire in the years 2001 through 2020.

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

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled “Accounting for Impairment of Long-lived Assets.” In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2001.

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Promotional Fees

Promotional fees are charged to operations in the year incurred. Promotional fees amounted to $10,386 and $15,020 for the nine months ended September 30, 2001 and 2000, respectively.

Interim Financial Statements

The interim financial statements as of and for the quarter ended September 30, 2001, included herein, have been prepared for the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

Deferred Loan Origination Fees

During the year ended December 31, 2000, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note 14. These loan origination fees, which totaled $81,719, net of accumulated amortization at September 30, 2001, are amortized over the life of the related debt. During the nine months ended September 30, 2001, the Company recorded amortization expense in the amount of $20,784 related to these fees.

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At September 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The carrying amounts for cash, deposits, prepaid expenses, receivables, investments, accounts payable, loans and notes payable, accrued liabilities, and convertible debt approximate their fair value.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The following is a summary of property, equipment and accumulated depreciation at September 30, 2001:

		Accumulated
	Cost	Depreciation

Lab equipment	$27,582	27,582
Office equipment	12,874	7,311
Furniture and fixtures	1,302	1,302

	$41,758	36,195

Depreciation expense for the nine months ended September 30, 2001 and 2000 was $2,499 and $154, respectively.

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001

NOTE 4 – INVESTMENTS

The Company’s investments in debt securities that are intended to be held for an indefinite period, yet not to maturity, are classified as available-for-sale. Available-for-sale securities are recorded at fair value under investments in other assets on the balance sheet with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. During the quarter ended September 30, 2001, the Company liquidated its investment in a single corporate bond at no gain or loss.

NOTE 5 – INTANGIBLE ASSETS

Patents and Patents Pending

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over seventeen years. The Company’s patents relate to the treatment of autoimmune diseases.

The following is a summary of the costs of patents and patents pending at September 30, 2001:

		Accumulated
	Cost	amortization	Net amount

Balance, December 31, 1999	$178,236	$(64,917)	$113,319
2000 Activity	72,884	(12,694)	60,190

Balance, December 31, 2000	251,120	(77,611)	173,509
2001 Activity	93,405	(12,532)	80,873

Balance, September 30, 2001	$344,525	$(90,143)	$254,382

NOTE 6 – RELATED PARTY TRANSACTIONS

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

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001

NOTE 6 – RELATED PARTY TRANSACTIONS (Continued)

Transactions in 1999

The Company’s former chairman and principal shareholder has advanced funds to pay a significant portion of the Company’s expenses since 1989. At December 31, 1999, the cumulative amounts owed to him for expenses amount to $257,076. Even though he was not charging interest to the Company, interest was calculated at the applicable federal rate of 5.59% at December 31, 1999. This interest was recorded as interest expense and contributed capital in the accompanying financial statements. During 2000, the Company paid part of this note and the balance was used to offset a bonus stock sale to the chairman. At December 31, 1998, the amounts owing for accrued salary was $1,146,000. During 1999, additional salary was accrued in the amount of $100,000. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, he received options to purchase 623,000 shares of common stock at $0.10 per share. The value of these options, in the amount of $155,750, was used to reduce his accrued salary. See Note 11. In 1999, he forgave the balance of accrued salary of $1,090,250 along with accrued interest of $9,962. This is recorded in the financial statements as a component of extraordinary income in 1999.

At December 31, 1999, the Company owed its then secretary/treasurer $13,381 for expenses paid in previous years and recorded in notes payable. During 2000, this note was used as partial payment for a bonus stock purchase by the secretary/treasurer. At December 31, 1998, the Company also owed this employee $184,000 in unpaid salary recorded as salary payable. During 1999, additional salary in the amount of $45,000 was accrued for this employee. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, she received options to purchase 114,500 shares of common stock at $0.10 per share. The value of these options, in the amount of $28,625, was used to reduce the accrued salary of this employee/shareholder. See Note 11. In 1999, she forgave the balance of accrued salary in the amount of $200,375. This is recorded in the financial statements as a component of extraordinary income in 1999.

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

During 2000, the Company leased office space from a company owned in part by a shareholder. The minimum base lease payment was $4,800 annually. This lease was terminated effective December 31, 2000. See Note 15.

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001

NOTE 7 – INTERNAL GAIN ON SALE OF SECURITIES

During the year ending December 31, 2000, officers of the Company sold stock at a gain shortly after purchasing stock through a stock bonus plan. In compliance with the Securities and Exchange Rule 16b, the stockholders remitted the gain to the Company. The gain amounted to $157,520 and is reflected in the income statement as internal gain on sale of securities.

NOTE 8 – CONCENTRATIONS

The Company maintains cash in a money market account at a bank in California. The funds on deposit are not insured by the FDIC, and therefore, a total of $165,408 is at risk.

NOTE 9 – COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Information regarding the number of shares issued and consideration received is as follows:

	Common Stock
				Additional
	Average price per			Paid-in
	share	Shares	Amount	Capital

Common stock issued for cash:
1985	$.50	100,000	$100	$49,900
1986	1.00	639,500	640	678,861
1987	1.00	850,500	850	759,650
1988	1.00	25,000	25	24,975
1993	.25	2,402,000	2,402	475,900
1995	.05	1,000,000	1,000	49,000
1996	.05	520,000	520	25,480
1997	.09	1,800,500	1,801	153,749
1998	.10	305,000	305	30,195
1999	.05	3,158,000	3,158	151,993

		10,800,500	10,801	2,399,703

Common stock issued for patents assigned:
1984	.01	550,000	5,500	—
1985, adjustment to reflect change in number and par value of shares outstanding	—	2,750,000	(2,200)	2,200

		3,300,000	3,300	2,200

Common stock issued for acquisitions:
1985	.01	13,333,500	13,334	(41,112)

Common stock issued for note receivable:
1986	1.00	10,000	10	9,990
2000	.05	4,932,380	4,932	241,687

		4,942,380	4,942	251,677

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001

NOTE 9 – COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

	Common Stock
				Additional
	Average price per			Paid-in
	share	Shares	Amount	Capital

Contribution of additional paid-in capital:
1991	$—	—	$—	$35,825
1999	—	—	—	28,098
2000	—	—	—	9,735
2001	—	—	—	6,590

		—	—	80,248

Stock subscriptions:
1999	.05	650,000	650	31,850

Cancellation of escrowed shares:
1999	.001	(850,000)	(850)	850

Common stock issued for services (1):
1988	.50	25,000	25	12,475
1989	.38	25,000	25	9,475
1990	.66	37,375	37	24,635
1991	.51	159,500	160	81,010
1992	.75	62,500	62	46,563
1993	.25	120,000	120	29,880
1996	.05	308,500	308	13,832
1997	.05	155,500	155	7,619
1999	.05	99,190	99	4,860

		992,565	991	230,349

Common stock issued to replace unrecorded certificates:
1988	.001	1,200	1	(1)
1992	.001	500	1	(1)
2000	.001	100,000	100	(100)

		101,700	102	(102)

Common stock issued for forgiveness of accounts payable (1):
1990	.50	25,000	25	12,475
1996	.05	150,000	150	7,350

		175,000	175	19,825

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001

NOTE 9 – COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

	Common Stock
				Additional
	Average price per			Paid-in
	share	Shares	Amount	Capital

Common stock issued in payment of notes payable (1):
1993	$.25	200,000	$200	$49,800
2000	.05	1,714,995	1,715	84,035

		1,914,995	1,915	133,835

Common stock issued in payment of loans payable (1):
2000	.05	2,552,625	2,553	125,078

Common stock issued for commissions (1):
1993	.001	1,260,000	1,260	—

Stock options exercised:
1997	.01	325,000	325	2,929
2000	.01	350,000	350	3,150

		675,000	675	6,079

Total		39,848,265	$39,848	$3,240,480

(1)	Per share amounts determined by information deemed most reliable based on circumstances of each case: trading price at time of issuance or value of services received.

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

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001

NOTE 10 – PREFERRED STOCK

With the merger into its Delaware subsidiary, the Company has authorized 20,000,000 shares of $0.001 par value preferred stock authorized. As of September 30, 2001 and as of the date of these financial statements, the Company has not issued any of its preferred stock.

NOTE 11 – STOCK OPTIONS AND ISSUANCE COMMITMENTS

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

Stock options granted to a director of the Company for 325,000 shares at a price of $0.01 were exercised in 1997. On December 31, 1999, three officers of the Company received 842,953 stock options in partial payment of accrued salaries in the amount of $210,738. In addition the same three officers forgave the balance of their accrued salaries and interest in the amount of $1,482,209. See Note 6. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.10, risk free interest rate of 5%, expected life of 5 years, and expected volatility of 30% and no dividends are expected to be paid. At December 31, 1999, the Company recorded $210,738 ($0.25 per option) to reduce accrued wages for the value of these options based upon these Black Scholes assumptions. These stock options are exercisable immediately, and expire on December 31, 2005. See Note 6. During the nine months ended September 30, 2001, no options were exercised and for the year ended December 31, 2000, 350,000 options were exercised at $0.01 per share.

Following is a summary of the status of the options during the nine months ended September 30, 2001 and the year ended December 31, 2000:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding at January 1, 2000	2,877,953	$.10
Granted	—	—
Exercised	(350,000)	.01
Forfeited	—	—

Outstanding at December 31, 2000	2,527,953	.11
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2001	2,527,953	.11

Options exercisable at September 30, 2001	2,527,953	$.11

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001

NOTE 11 – STOCK OPTIONS AND ISSUANCE COMMITMENTS (Continued)

During January 2001, the Company enacted an Equity Incentive Plan for the issuance of stock options to employees, outside directors and consultants.

NOTE 12 – INCOME (LOSS) PER SHARE

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

Required earnings per share information related to extraordinary income is as follows:

			From Inception
			(December 2, 1985)
			through
	September 30, 2001	September 30, 2000	September 30, 2001

Earnings per share
Extraordinary gains	$—	$—	$0.09

Earnings per share – assuming dilution
Extraordinary gains	$—	$—	$0.09

NOTE 13 – NON-CASH COMMITMENT AND WARRANTS

During the nine months ended September 30, 2001, the Company issued to four directors of the Company warrants to purchase up to 100,000 shares of common stock with an exercise price of $0.25 per share. The warrants expire on May 8, 2005. During the period ended September 30, 2001, the Company recorded $23,280 as director’s fees for these warrants.

On January 19, 2000, the Company engaged an investment banking firm and, as partial compensation for its services, issued warrants to purchase up to 4,685,135 shares of the Company’s common stock with an exercise price of $0.15 per share. The warrants are exercisable for ten years. In accordance with Statement of Financial Accounting Standards No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price at $0.09, risk free interest rate of 6.2%, expected life of 10 years, and expected volatility of 30%. During the year ended December 31, 2000, the Company recorded $168,665 as consulting fees for the aforementioned investment banking firm services. A cash-less exercise may be used for all warrant transactions. No fees are payable to the investment advisor in connection with the exercise of the warrants, which contain full, unconditional piggy-back registration rights without any holdback obligations.

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001

NOTE 13 – NON-CASH COMMITMENT AND WARRANTS (Continued)

At September 30, 2001, the total of the Company’s exercisable warrants is 5,085,135. The average exercise price of the warrants at September 30, 2001 is $0.16 per share.

NOTE 14 – CONVERTIBLE DEBT

During the year ended December 31, 2000, the Company sold in a private placement to accredited investors $1,510,500 of convertible subordinated debt due and payable September 30, 2004. The debt bears interest at the rate of 10% per annum and is payable semi-annually in cash or additional convertible subordinated debt. The unpaid accrued interest at June 30, 2001 and December 31, 2000 of $77,262 and $49,669, respectively, was re-characterized as additional convertible debt. This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $113,288 to its financial advisor, in addition to the granting of an option to purchase an equivalent principal amount of convertible subordinated debt at the face amount thereof over a period of ten years. The aforementioned fee is currently included in other assets and is being amortized over the term of the debt. Amortization for the nine months ended September 30, 2001 was $20,784.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Office Lease

The Company leased office space from a related party during 2000 at a minimum annual rate of $4,800. This lease was terminated effective December 31, 2000.

During January 2001, the Company signed an office lease agreement for three years beginning March 1, 2001. The lease called for monthly rental payments of $3,600 plus its portion of operating expenses with an annual escalation clause of 4%. The lease required a $15,580 deposit. Effective June 28, 2001, the Company cancelled this lease and has received a refund of the deposit. The cost of such cancellation included the payment of rent for the months of July and August 2001 in the amount of $7,200, and the payment of a broker’s commission of approximately $6,700.

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

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001

NOTE 15 – COMMITMENTS AND CONTINGENCIES (Continued)

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. Future operating results and the Company’s stock price may be affected by a number of factors, including, without limitation: availability of capital for research and development; availability of capital for clinical trials; opportunities for joint ventures and corporate partnering; opportunities for mergers and acquisitions to expand the Company’s biotechnology base or acquire revenue generating products; the results of preclinical and clinical trials, if any; regulatory approvals of product candidates new indications and manufacturing facilities; health care guidelines and policies relating to prospective Company products; intellectual property matters (patents); and competition. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1 Business”, and all subsections therein, including without limitation the subsections entitled, Technical Background, Government Regulation, Federal Drug Administration Regulation, and Factors That May Affect the Company, and the section entitled “Market for Registrant’s Common Equity and Related Stockholder Matters”, all contained in the Company’s Annual Report (Form 10-KSB) for the fiscal year ended December 31, 2000.

Results of Operations

Liquidity and Capital Resources

     As of September 30, 2001, the Company had 39,848,265 shares of Common Stock issued and outstanding. The Company is a development stage company and has no material assets other than cash. The Company had $165,408 in cash and short-term investments as of September 30, 2001. For the twelve-month period subsequent to September 30, 2001, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $800,000. The Company therefore believes that it has inadequate cash to maintain operations during that period of time in order to meet the foregoing cash requirements and will have to raise additional capital or obtain loans. There is no assurance, however, that the Company will be able to raise additional capital or obtain either a pharmaceutical or biotechnological company that could result in the generation of royalty payments to the Company. As of the date hereof, the Company has not entered into agreements with any pharmaceutical or biotechnological companies. In the event that the Company does not raise additional capital from any of the foregoing sources, it may have to curtail operations. The Company is also seeking out merger and acquisition candidates that can either expand the Company’s technology base in the area of autoimmune disease therapeutics or bring FDA-approved products into the Company that will generate recurring revenue and cash flow.

Three Months Ended September 30, 2001 and 2000

For the three months ended September 30, 2001, the Company realized a net loss of $187,133 compared to a net loss of $251,303 for the three months ended September 30, 2000. The Company had increases and decreases in expenses over 2000 related to the following: decreased professional fees in the amount of $41,470, decreased salaries and benefits in the amount of $81,773, decreased general and administrative expenses of $38,646, increased insurance costs in the amount of $10,838, increased director’s fees related to the issuance of warrants to new directors in the amount of $23,380, increased research and development expenses in the amount of $32,772 and increased interest expense of $26,897, related to the Company’s convertible subordinated debt due September 30, 2004 (“Convertible Debt”) which interest expense was paid by issuance of additional Convertible Debt in lieu of cash payment.

Nine Months Ended September 30, 2001 and 2000

For the nine months ended September 30, 2001, the Company realized a net loss of $726,165 compared to a net loss of $421,391 for the nine months ended September 30, 2000. The Company had increases and decreases in expenses over 2000 related to the following: increased research and development expenses in the amount of $93,488, increased insurance costs in the amount of $34,797, increased rent in the amount of $28,012, increased depreciation and amortization in the amount of $22,802, increased director’s fees related to the issuance of warrants to new directors in the amount of $23,380, increased travel and entertainment in the amount of $28,838, increased interest expense in the amount of $102,440, decreased professional fees in the amount of $143,369 and decreased general and administrative expenses of $13,246. The Company also had increased legal fees related to patents and patents pending in the amount of $93,403. During the 9 months ended September 30, 2000, two officers of the Company sold stock at a gain after purchasing stock through a stock bonus plan. In compliance with the Securities and Exchange Rule 16b, the stockholders remitted the gains to the Company. The gains amounted to $129,445 for one officer, $28,075 for the other officer, both which are reflected in the income statement as internal gain on sale of securities.

Part II

      Item 6.       Exhibits and Reports on Form 8-K.

                       (b)  Reports on Form 8-K. The Company filed a Form 8-K on August 22, 2001, which reported that the Company received a “Notice of Allowance” from the United States Patent and Trademark Office for a utility patent for an antibody to treat five autoimmune diseases.

Dated: November 6, 2001	ADVANCED BIOTHERAPY, INC. A Delaware corporation

	By:	/s/ Edmond Buccellato

Edmond Buccellato, President and Chief Executive Officer

By:	/s/ Thomas J. Pernice

Thomas J. Pernice, Secretary/Treasurer