Form 10KSB
period 2001-12-31
ADVANCED BIOTHERAPY INC
filed 2002-03-29
CIK 791833

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934

Commission file number 0-26323

ADVANCED BIOTHERAPY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0402415 (IRS Employer Identification No.)

6355 Topanga Canyon Boulevard, Suite 510
Woodland Hills, California 91367
(Address of principal executive offices, including zip code.)

(818) 883-6716
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:     None

Securities registered pursuant to Section 12 (g) of the Act:     Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State Issuer’s revenues for its most recent fiscal year.

     December 31, 2001: $-0-

The aggregate market value of Registrant’s common stock held by non-affiliates computed by reference to the average of the bid and asked price of such stock on February 28, 2002 was $9,748,152. Excludes 14,451,749 shares of common stock held by directors, executive officers and stockholders whose beneficial ownership exceeds ten percent (10%) of the shares outstanding on February 28, 2002.

Issuers involved in bankruptcy proceedings during the past five years:

     Not Applicable.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

     February 28, 2002 — 42,303,611 shares of Common Stock

Documents Incorporated by Reference:

None.

ITEM 1.      BUSINESS

GENERAL INTRODUCTION

     Advanced Biotherapy, Inc. is a corporation organized and existing under the laws of the State of Delaware, headquartered in Woodland Hills, California. We are a biotechnology company developing therapeutics for a range of autoimmune diseases based on an anti-cytokine platform technology. Cytokines are soluble components of the immune system that are largely responsible for regulating the immune response. When overproduced, as in certain autoimmune diseases, interferons and cytokines can lead to immune system disturbance and inflammation. This results in localized tissue damage and leads to the pathology seen in autoimmune diseases (AD). The Company plans to develop drugs designed to reduce the levels of certain cytokines. To date, our activities have consisted primarily of research, development and non-United States clinical trials. Such activities have resulted in accumulated losses at December 31, 2001.

     We plan to develop drugs through out-licensing arrangements that may effectively treat a range of autoimmune diseases. Our technology is based upon the work of Dr. Simon Skurkovich and Dr. Boris Skurkovich who first suggested that autoimmune disease may be the result of augmented cytokine production (Nature, Vol. 241, P 551-552, 1974). We have conducted a number of clinical trials at major institutes of the Medical Academy of Sciences in Russia, in which we have evaluated the efficacy of a series of polyclonal antibodies, raised against a variety of cytokines, in autoimmune diseases such as rheumatoid arthritis (RA), multiple sclerosis (MS) and acquired immunodeficiency disease (AIDS).

     In two randomized, placebo-controlled, double blind trials conducted in Russia, we believe we have demonstrated efficacy of our anti-cytokine strategy in both RA and MS. These studies have permitted us to determine which cytokines are most active in the AD process, and therefore, which need to be reduced to treat the disorder. With a five-

day treatment course, statistically significant and clinically relevant responses were obtained that persisted for as long as one year after treatment termination in the MS studies and for one month in the RA studies.

     As of December 25, 2001, the Company has been issued United States Patent No. 6,333,032 for the exclusive use of interferon-gamma (IFN-(gamma) antibodies including humanized and fully human (as well as other antibody types) as a monotherapy to treat five diseases of autoimmune etiology: Multiple Sclerosis, Rheumatoid Arthritis, Juvenile Rheumatoid Arthritis, Psoriatic Arthritis and Ankylosing Spondylitis. Management believes that this patent is a critical milestone for the Company. The Company believes that its most recently issued patent gives the Company patent protection for a new anti-cytokine approach to treating different autoimmune diseases, including the foregoing five specific diseases, principally as an injectable treatment. The Company’s patented treatment also uses various methods to neutralize or block specific combinations of cytokines and their receptors. In management’s opinion, the Company’s patented approach is broader in scope that certain other patented treatments.

     Prior to marketing the Company’s development stage products, the Company must obtain regulatory approval from the United States Food and Drug Administration (“FDA”). The Company is not sufficiently funded to allow it to complete the product development process, obtain FDA approval, and market its products. However, the Company plans to seek additional financing through the private sale of restricted securities to investors, enter into joint ventures or licensing or similar arrangements with large pharmaceutical companies to provide the funding necessary for additional activities. There can be no assurance that the Company will enter into any such arrangements, obtain the appropriate regulatory approvals, or develop, manufacture, market, or distribute commercially viable products.

     To date, the Company’s activities have consisted primarily of research, development and human clinical testing. Such activities have resulted in accumulated deficit of $5,068,426 at December 31, 2001. The Company anticipates that it will incur substantial losses in the foreseeable future as a result of its continued product development. There are no assurances that the Company will be successful in completing its product development, receive FDA approval, implement manufacturing operations and commercially market its development stage products.

     The Company anticipates that it will incur substantial losses in the foreseeable future as a result of its continued product development. There are no assurances that the Company will be successful in completing its product development, receive FDA approval, implement manufacturing operations and commercially market its development stage products.

BUSINESS OBJECTIVE

     The business strategy of the Company is twofold in nature and involves the engagement of a corporate partner to assist in the clinical development of its drug treatments for autoimmune disorders. This will involve, upon the identification of such a partner, the filing of the necessary documents with the FDA, conducting clinical trials and obtaining the necessary new drug application regulatory approvals. The Company does not intend to market its drug products if they are approved by the FDA, but will instead seek a licensing and royalty arrangement with a corporate partner who will market the product when and if it is approved.

     The second element of the Company’s business strategy is to seek out merger and acquisition candidates that can either expand the Company’s technology base in the area of autoimmune disease therapeutics or bring approved products into the Company that will generate recurring revenue.

     The amount spent on research and development by the Company for the fiscal years ended December 31, 2001, 2000 and 1999 was $133,747, $39,579 and $156,280, respectively.

TECHNICAL BACKGROUND

     The Company’s main biotechnology platform involves the use of antibodies directed against certain carefully selected cytokines. An antibody is a protein that is secreted by cells in the blood and is part of the body’s natural defense system against foreign invaders such as viruses or bacteria. Antibodies seek out and selectively bind to their targets, triggering such effects as neutralizing toxins and marshaling the immune system against infectious microorganisms and cancer cells. The Company believes that its development-stage antibody treatment removes or neutralizes certain interferons and cytokines. These are soluble components of the immune system that are largely responsible for regulating the immune response and inflammation. During certain ADs, such as RA, MS and Type I diabetes, certain interferons (IFN) and other cytokines are over produced by the human body which results in localized damage to organs and tissues and constitutes the pathology of AD.

     In particular, interferon-alpha (IFN-(alpha)) or interferon-gamma (IFN-(gamma)) are known to trigger or exacerbate ADs in animals prone to AD, and in patients who have had underlying autoimmune conditions or a predisposition to them. In animal models of a number of human ADs, the administration of antibodies to IFN-(alpha) or IFN-(gamma) halted or delayed these diseases. This includes antibodies to IFN-(gamma) given to:

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

     The biological basis for which the immune system launches an immune response directed against a “self antigen” is still considered unclear. Many of the autoimmune diseases are, however, associated with identifiable antigens of the Human Leukocyte

Antigen (HLA) complex, specifically, the Class II proteins. The cells which constitute the immune system are not confined to one location or organ, so there is a need for them to communicate with each other in order for the various components (mediator cells, phagocytic cells, T-cells and B-cells) of the system to function in a coordinated manner. The agents, which effect this communication, are the cytokines. Biochemically, the cytokines are small proteins or polypeptides and include the interferons, IFN, (alpha, beta and gamma), as well as the Interleukins (IL) and the Tumor Necrosis Factors (TNF), that include TNF alpha (TNF-(alpha)) and TNF beta (TNF-(beta)).

     The cytokines are divisible into the pro-inflammatory (IL-1, 2 and 12, INF-(gamma), INF-(alpha), TNF-(alpha) and TNF-beta) and the anti-inflammatory cytokines (IL-4, 5, 6, 10, 13 and IFN-Beta). Transforming growth factor (TGF)-beta is also an anti-inflammatory cytokine.

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

GAMMA INTERFERON (IFN-(gamma)- AS A THERAPEUTIC TARGET

     The cytokine pseudo-cascade is initiated by gamma interferon (IFN-(gamma)) which is followed by the production of other inflammatory cytokines such as TNF-(alpha) and IFN-(alpha) that exert effects on yet other cells which result in the actual pathology of various ADs. The relevant cascade for the production of killer T-Cells (TH-1 Line) is as follows:

     IFN-(gamma)+IL1+antigen— Killer T cell— TNF-(alpha) + IFN-(gamma) + IFN-(alpha) secretion

     Simply sequestering TNF-(alpha), as do the drug products Enbrel® and Remicade® for the treatment of RA, two products that are already on the market, may not effectively deal with the overproduction of IFN-(alpha) and IFN-(gamma), both of which are pro-inflammatory. Removing IFN-(gamma) would, however, remove or lower all three inflammatory cytokines since IFN-(gamma) is upstream in location to TNF-(alpha) in the cytokine cascade. IFN-(gamma) is responsible for the activation of killer T-cells that produce many inflammatory cytokines. It, therefore, is upstream to many of the other cytokines and its reduction in AD may represent an effective therapeutic strategy. The Company’s drug development strategy therefore centers on the reduction of IFN-(gamma) levels in AD patients.

     A global effect on reducing the cytokine cascade may be possible by removing or reducing IFN-(gamma). The Company believes that treatment by TNF-(alpha) lowering drugs alone has little to no effect on the activation of killer T-cells that produce many of the harmful cytokines. The Company’s product development is conceptually based on this immunological postulate.

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

     In addition, a recent study has shown that IFN-(gamma) levels correlate with the disability score in MS patients (Mult. Scler., Feb. 2000, Vol. 6, P. 19-23), and another study showed that sequestering of IFN-(gamma) in mice prevented the onset of autoimmune Diabetes Mellitus (Gene Ther., May 1999, Vol. 6, P. 771-7). Both of these observations provide further support the central role of IFN-(gamma) in the etiology of autoimmune diseases, and further suggest that reducing the levels of this cytokine may have therapeutic benefit.

PRODUCT DEVELOPMENT PLAN

     The process of the cytokine pseudo-cascade is extremely complex and not fully understood, but it appears that this process results in the overproduction of the inflammatory cytokines, IFN-(gamma) and TNF-(alpha), that can contribute to the pathology of AD. The Company, and much of the immunology community, agrees that the regulation of TNF-(alpha) and IFN-(gamma) presents an opportunity for new drug development in a variety of autoimmune diseases. Clearly the autoimmune diseases are associated with high levels of cytokines in the blood, and there is now ample evidence that sequestration of certain cytokines, such as TNF-(alpha) and IFN-(gamma), is associated with symptomatic relief of autoimmune diseases such as RA, MS and Crohn’s disease. The two products that are already on the market that target the reduction of TNF-(alpha), Enbrel® and Remicade®, are, in the Company’s opinion, not optimal for the management of AD. The therapeutic proof of principle therefore already exists for the usefulness of cytokine mediating strategies as therapeutic interventions in autoimmune disease.

     The Company believes that the existing cytokine mediating drugs only represent the first approximation of the full potential of this therapeutic strategy, and that enhanced efficacy may be obtained by targeting other cytokines such as IFN-(gamma), which occupies a more upstream position in the cytokine cascade than TNF-(alpha). The Company also believes that the systemic administration of anti-cytokine biologically based drugs is not the ideal strategy because of the development of neutralizing antibodies and the potential for the development of hyperimmune sensitization. These issues are becoming increasingly apparent with the biologically based products currently on the market and constitute the rationale for the Company’s anti-cytokine extracorporeal device development program which will employ antibodies to both IFN-(gamma) and TNF-(alpha) that are coupled to a solid phase matrix on a filtration column. The patient’s blood is passed through the column and the antibodies coupled to the column effect a removal of the targeted cytokines. This treatment strategy has the advantage of avoiding completely the exposure of the patient to any drug or foreign substance and in so doing removing any toxicity issues in the drug development process. Toxic side effects are a major reason drugs fail to be approved by the FDA.

     ADs probably represent one of the single largest disease classes, comparable to the cardiovascular, central nervous system, and type II diabetes markets. The major autoimmune diseases are RA, MS, Crohn’s disease, and type I diabetes, but also include a host of other disorders, (See Table I). In addition to the extensive list of diseases that have been demonstrated to be autoimmune in character, there are numerous other large market indications that have been suggested to have an autoimmune etiology. These include Alzheimer’s disease, schizophrenia and others.

Table I
Major Autoimmune Diseases

Addison’s disease	Hasimoto’s disease
Alopecia	Systemic lupus erythematosus
Amyotrophic lateral sclerosis	Male infertility
(Lou Gehrig’s disease)	Multiple sclerosis
Autoimmune diseases of the ear	Myasthenia Gravis
Autoimmune diseases of the eye	Psoriasis
Autoimmune hepatitis	Rheumatic fever
Corneal transplant rejection	Rheumatoid arthritis
Crohn’s disease	Sarcoidosis
Diabetes (Type I)	Scleroderma
Epididymitis	Sjogren’s syndrome
Glomerulonephritis	Thyroiditis
Graves’ disease	Vasculitis
Guillan-Barre syndrome	Viteligo

Neurological Diseases With A Suspected Autoimmune Component

Alzheimer’s Disease	Depression
Autism	Parkinson’s disease
Schizophrenia

     Current treatment of autoimmune diseases is inadequate and involves rather primitive and global immunosuppression by using adrenal steroids, cytotoxic agents, immunosuppressants, and antimitotics, all of which have substantial toxicity associated with them due to their lack of specificity. Recently, the cytokine strategy has emerged in the therapeutic arena in the form of administering anti-inflammatory cytokines, such as Beta Interferon (IFN-(beta)) and specifically Betaseron® and Avonex® for treating MS. Also, two anti-TNF-(alpha) products (Enbrel® and Remicade® have further demonstrated the efficacy of the cytokine mediation therapeutic strategy. Although each of these products is useful in treating ADs, they clearly only represent the first wave of products based on this strategy and were conceived and developed at a time when the knowledge of the cytokine cascade was far less understood than it is today.

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

CLINICAL STUDIES/RHEUMATOID ARTHRITIS (RA) AND PSORIATIC ARTHRITIS (PA)

     In an effort to demonstrate clinical proof of principle that IFN-(gamma) antibodies are well tolerated and show efficacy, two clinical trials were sponsored in Russia with 67 patients with RA (62) and PA (5). An open-label trial was conducted using both anti-IFN-(gamma) and anti-TNF-(alpha) antibodies separately. Anti-IFN-(gamma) and anti-TNF-(alpha) both showed efficacy, but patients receiving anti-IFN-(gamma) maintained a longer period of remission. After this preliminary study, a double-blind, randomized, placebo-controlled trial was conducted in RA patients. The patients received intramuscular injections of antibodies to IFN-(gamma), TNF-(alpha), or placebo for 5 consecutive days as they did in the open-label trial. No other treatments were administered. They were clinically assessed daily for 7 days, then weekly up to the 28th day. Clinical, laboratory, and ultrasound indices were used to evaluate treatment efficacy.

     The results indicated that anti-IFN-(gamma) therapy provided rapid and statistically significant reduction of joint pain, swelling, and inflammation. The thickness of the inflamed synovial membrane assessed by ultrasound decreased significantly only with anti-IFN-(gamma) (both by the 7th and the 28th days). Some patients receiving anti-IFN-(gamma) achieved remission of 4-60 months, and one receiving anti-TNF-(alpha), 7 months. The results of these studies have been published in the peer-reviewed journals International Journal of Immunotherapy (14:23-32, 1998) and Scandinavian Journal of Rheumatology (30:203-207, August, 2001). Management believes that both studies provide supportive proof in principle in humans that sequestering IFN-(gamma) is a viable therapeutic strategy in RA.

CLINICAL STUDIES/MULTIPLE SCLEROSIS (MS)

     The Company sponsored two trials in Russia of 83 MS patients on the use of anti-cytokine therapy. The first was an open-label trial with patients with secondary progressive MS. Following promising results in this trial, a double-blind, placebo-controlled trial was conducted in a study design similar to that used in RA. The study compared anti-IFN-(gamma) and anti-TNF-(alpha) with placebo. Only patients with MS who received antibodies to IFN-(gamma) showed statistically significant improvement compared to the placebo group—a significant increase in the number of patients without confirmed disability progression. Positive clinical changes in this group at six months were supported by MRI data showing a decrease in the number of active enhancing lesions. After 12 months of follow-up, the anti-IFN-(gamma) patients still showed significant improvement relative to the placebo group on a number of endpoints, including disease progression and the number of active MRI lesions.

     Although preliminary in nature, both the RA and MS pilot clinical trial results provide, in management’s opinion, a proof-of-principle that anti-IFN-(gamma) is a promising and perhaps superior therapeutic strategy for both of these autoimmune disorders. It is reasonable to speculate that longer-term treatments with anti-IFN-

(gamma) could provide longer remission. The results of this study have been reported in the peer-reviewed journal Multiple Sclerosis (7 (5):277-284, October 2001).

CLINICAL STUDIES/CORNEAL TRANSPLANT REJECTION

     In a clinical trial sponsored in Russia, 13 patients experiencing corneal transplant rejection were administered anti-IFN-(gamma) antibodies in eye drop form. Patients were chosen from those for whom standard treatment with steroids, antibiotics, anti-inflammatory drugs, and vitamins produced no improvement after rejection. In all patients prior to treatment, vision was limited to distinguishing hand movement in front of the eyes. Standard treatment was stopped, and the Company’s antibodies were given at 2-3 drops three times a day for 7-10 days. Patients were observed for 3-6 months. Two to three days after the start of treatment, transplant transparency improved, edema dropped, and visual acuity increased. At the end of the first week, the transplants became almost fully transparent and inflammation of the patients’ eyes (13 eyes) disappeared. Improvement was sustained for about 6 months in all 13 patients including 2 patients given re-treatment. All patients experienced improvement in vision.

     It is emphasized that polyclonal antibodies were used in all three clinical trials for the purpose of establishing proof-of-principle. Commercialization of a drug product will be in the form of fully-human or humanized antibodies.

     Subsequent to the completion of the trials for RA and MS, the Company was issued patent No. 6,333,032 as more fully described under “PATENT STATUS AND PROTECTION OF PROPRIETARY TECHNOLOGY.” A patent is also pending related to corneal transplant rejection.

DRUG PRODUCT DEVELOPMENT

     The Company intends to out-source product development and has identified several companies that have suitable facilities for manufacturing large quantities of antibodies. The raw materials are used as base components in a number of drug products and are commercially available nationally and internationally.

     The Company has not entered into any drug development or manufacturing agreement for antibodies and there is no assurance that any agreements will be entered into in the future.

GOVERNMENT REGULATION

     The Company’s activities are subject to extensive federal, state, county and local laws and regulations controlling the development, testing, manufacture and distribution of medical treatments. The type of antibody-based products described in the section entitled “Product Development Plan” above will be subject to regulation as therapeutics or devices by the FDA, as well as varying degrees of regulation by a number of foreign governmental agencies. To comply with the FDA regulations regarding the manufacture and marketing of such products, the Company would likely incur substantial costs relating to laboratory and clinical testing of new products, and for the preparation and filing of documents in the formats required by the FDA. There are no assurances that the

Company will receive FDA approval necessary to commercially market its products, if any, and that if the Company is successful, it will not encounter delays in bringing its new products to market as a result of being required by the FDA to conduct and document additional investigations of product safety and effectiveness.

FEDERAL DRUG ADMINISTRATION REGULATION

     The FDA approved process for conducting clinical trials in the United States consists of four steps that all new drugs, antibiotics and biologicals must follow.

               They are:

1.	Investigational new drug application (IND)

2.	Clinical trials

3.	New drug application (review and approval)

4.	Post-marketing surveys

     On January 11, 1993, the FDA approved new procedures to accelerate the approval of certain new drugs and biological products directed at serious or life-threatening illnesses. These new procedures will expedite the approvals for patients suffering from terminal illness when the drugs provide a therapeutic advantage over existing treatments. The Company believes that the products under consideration by the Company will fall under the FDA guidelines for accelerated approval for drugs and biological products directed at serious and life threatening disease because the Company’s products are targeted as potential treatments for RA and MS and are expected to be non-toxic in the extracorporeal treatment paradigm.

     The Company believes that the first step in the approval process, IND approval, will take approximately 24 to 36 months. The Company will provide the FDA with the results of comprehensive human clinical trials already conducted outside the U.S.

     Upon successful completion of the IND phase, the next step typically would be to commence large-scale clinical trials with the Company’s compounds. Clinical trials are conducted in three phases, normally involving progressively larger numbers of patients. The Company, in conjunction with its FDA consultant and to-be-identified corporate partner, would plan to select key physicians and hospitals to actively conduct these studies. Phase I clinical trials will be concerned primarily with learning more about the safety of the drug, though they may also provide some information about the safety of the drug and information about effectiveness. Phase I testing is normally performed on healthy volunteers although for drugs directed at HIV/AIDS and cancer, testing on infected people is permitted. The test subjects are paid to submit to a variety of tests to learn what happens to a drug in the human body; how it is absorbed, metabolized and excreted, what effect it has on various organs and tissues; and what side effects occur as the dosages are increased. The principal objective is to determine the drugs’ toxicity. Phase I trials generally involve 20-40 people at an estimated cost of $10,000 per patient, taking three to six months to complete.

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

     Patient estimates for each phase of the clinical trial process are as follows for both the MS and RA indications:

Phase I-	30
Phase II-	200
Phase III-	500

     The third step that is necessary prior to marketing a new drug is the New Drug Application (NDA) submission and approval for an injectable product that is administered directly to a patient. In this step, all the information generated by the clinical trials will be reviewed and if successful, the drug will be approved for marketing.

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

     The Company’s clinical trials are at a very early stage and the Company has not received approval from the FDA or any other governmental agency for the manufacturing or marketing of any products under development. Consequently, the commencement of manufacturing and marketing of any products in the U.S. is, in all likelihood, a number of years away. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which the Company will have the exclusive right to exploit them.

     Upon contracting with a strategic partner, the Company anticipates that it will take up to 60 months before an injectable product will be available for FDA investigation and approval.

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

PRODUCT LIABILITY EXPOSURE

     The Company does not maintain any product liability insurance. Even if the Company obtains product liability insurance, there is no assurance that available amounts of coverage will be sufficient to adequately protect the Company in the event of a successful product liability claim. Accordingly, if litigation is initiated against the Company, the Company will have to pay all costs associated with the litigation as well as any judgment rendered against the Company. In the event a large judgment is entered against the Company, the Company may not be able to pay the same and the Company could be forced to cease operations. However, the Company believes that it would not be held liable for injuries suffered by participants in its clinical trials because it plans to require each participating patient to execute a waiver of claims as a result of adverse reaction to the Company’s products.

GLOSSARY OF TERMS

Antibody	A protein in the blood that is generated by B-lymphocytes or plasma cells in reaction to foreign proteins or antigens. Antibodies neutralize antigens and may result in immunity to the antigens.

Antigen	substance (usually foreign) that induces the formation of antibodies.

Autoimmune disease	A disease in which the body produces an immune response to some constituent of its own tissue. Such diseases include MS, RA, insulin dependent diabetes, systemic lupus erythematosis, and AIDS.

Cytokine	A soluble substance produced by cells of the immune system to communicate with other immune system cells. These include colony-stimulating factors, interferons, interleukins, and tumor necrosis factors. Cytokines can be either pro or anti-inflammatory in nature. Also referred to as soluble mediators.

Extracorporeal Treatment	A treatment strategy where the blood of a patient is passed through a device that is designed to selectively remove a molecular component of the blood, for example, IFN-(gamma) and/or TNF-(alpha)

Humanized antibody	An antibody produced by generating human antibodies with fully human protein sequences using genetically engineered strains of mice in which mouse antibody gene expression is suppressed and functionally replaced with human antibody gene expression, while leaving intact the rest of the mouse immune system.

Ig (immunoglobulin)	(IgA, IgD, IgE, IgG, and IgM) A group of serum proteins representing antibodies. See Antibody.

Immune response	The events that occur in humans and other vertebrate animals when the body is invaded by foreign protein. It is characterized by the production of antibodies and may be stimulated by an infectious organism or parasite (bacteria, yeast, fungi, protozoa, etc.), transplanted material, vaccine, sperm or even the host’s own tissue.

Immunegenecity	The study of genetic aspects of the type and formation of immunoglobulins (antibodies)

Immune System	The cells and tissues that collectively recognize and eliminate invading foreign substances like microorganisms, parasites, and tumor cells from the body.

Immunosuppressive	Something that suppresses the immune system response.

Interferon-gamma	A glycoprotein inflammatory cytokine induced in different cell sites and in response to a appropriate stimulus.

Lymphocyte	A type of white blood cell arising from tissue of the lymphoid systems. There are two types of lymphocytes: B cells and T cells. These cells are capable of being stimulated by an antigen to produce a specific antibody to that antigen and to proliferate to produce a population of such antibody-producing cells.

Lymphokine	Any of a number of soluble physiologically active factors produced by T lymphocytes in response to specific antigens. Important in cell-mediated immunity, lymphokines include interferon, macrophage arming factor, lymphocyte inhibition factor, macrophage inhibition factor, chemotactic factor and various cytotoxic factors.

Macrophage	A motile white cell type found in vertebrate tissue, including connective tissue, the spleen, lymph nodes, liver, adrenal glands and pituitary, as well as, in the endothelial lining of blood vessels and the sinusoids of bone marrow, and in the monocytes. They display phagocytic activity and process antigens for presentation to lymphocytes, which then prepare antigen-specific antibodies.

Pathogenic	Descriptive of a substance or organism that produces a disease.

Placebo	An indifferent substance in the form of a medicine given for the suggestive effect.

Polyclonal antibody	An antibody produced in the normal immune response to an antigen consisting of a number of closely related, but not identical, proteins. The variation in Polyclonal antibodies reflects the fact that they are formed by a number of different lymphocytes, in contrast to monoclonal antibodies, which are formed by a clone of identical cells

Protein	Any group of complex nitrogenous organic compounds of high molecular weight that has amino acids as their basic structural units. Proteins are found in all living matter and are required for the growth and repair of tissue.

T-Cell	A type of lymphocyte that matures in the thymus gland. These cells are responsible for the cellular immunity processes, such as direct cell binding to an antigen, thus destroying it. T lymphocytes also act as regulators of the immune response as helper T cells, or suppressor T cells.

Tumor Necrosis Factor (TNF)	A substance that is capable of killing tumor cells and eliciting inflammatory responses. It is produced by host monocytes and macrophages and is also referred to as cachectin.

PATENT STATUS AND PROTECTION OF PROPRIETARY TECHNOLOGY

     As of December 25, 2001, the Company has been issued United States Patent No. 6,333,032 for the exclusive use of interferon-gamma (IFN-(gamma)) antibodies including humanized and fully human (as well as other antibody types) as a monotherapy to treat five diseases of autoimmune etiology: Multiple Sclerosis, Rheumatoid Arthritis, Juvenile Rheumatoid Arthritis, Psoriatic Arthritis and Ankylosing Spondylitis. Management believes that this patent is a critical milestone for the Company. The Company believes that its most recently issued patent gives the Company patent protection for a new anti-cytokine approach to treating different autoimmune diseases, including the foregoing five specific diseases principally as an injectable treatment. The Company’s patented treatment also uses various methods to neutralize or block specific combinations of cytokines and their receptors. In management’s opinion, the Company’s patented approach is broader in scope than certain other patented treatments.

     The Company also has been issued United States Patent Nos. 5,626,843 and 5,888,511, and Australia Patent No. 730498. The Company also has ten United States utility patents pending filed between December 22, 1997, and February 24, 2000, which have now been consolidated into six (6) pending utility patent applications. The Company also has two foreign applications pending in Europe and Canada and one PCT application.

DEPENDENCE UPON KEY PERSONNEL

     The Company relies greatly in its efforts on the services and expertise of its key staff, such as the Chief Executive Officer, the Director of Research and Development and other officers and directors. The operation and future success of the Company would be adversely affected in the event that any of them is incapacitated or the Company otherwise loses their services.

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

MARKETING

     Assuming the Company is able to obtain FDA approval of its products currently in development, it intends to market the same through collaborative relationships with other companies. It is the Company’s intention that joint venture partners will be selected on the basis of experience and the degree of financial success they exhibit in the industry. There are no assurances that the Company will obtain FDA approval for its products, and there are no assurances that the Company will be successful in entering into agreements with established multinational companies.

FACTORS THAT MAY AFFECT THE COMPANY

     The Company operates in a rapidly changing environment that involves a number of risk factors, many of which are beyond the Company’s control. The following discussion highlights some of these risk factors and others are discussed elsewhere in this Form 10-KSB.

1.      Because Of Continuing Operating Losses, There Is A Need for Additional Financing, Which If Not Successfully Met Will Likely Result In A Lack Of Liquidity Which Could Adversely Affect The Company. For the fiscal year ended December 31, 2001, we realized a net loss of $ 1,020,301 and expect such losses to continue for the foreseeable future. Therefore, we believe that we will need to raise additional capital during the next twelve months. If we are unable to raise additional capital and/or generate a positive cash flow before our cash is depleted, we will be required to curtail operations substantially. We are seeking to obtain additional funds through public and private equity and debt financings, collaborative or other arrangements with corporate partners, acquisitions or mergers with companies with strong capital positions or cash flow from product sales or from other sources. There is no assurance that we will be able to obtain additional capital if required, or if capital is available, to obtain it on terms favorable to us. We may suffer from a lack of liquidity in the future that could impair our research and development efforts and adversely affect our results of operations.

2.      There Can Be No Assurance That Any Products The Company Develops Will Satisfy The Extensive And Rigorous Standards Set By The Various Governmental Authorities Or Even If Satisfied, That Approvals Will Be Either Delayed Or Restricted And Therefore Have A Material Adverse Effect On Commercialization Of Our Products And Our Sales Revenues. Our products are in the development stage, have not been subjected to clinical studies in the United States, have limited clinical data based upon studies conducted in Russia, have not been cleared for marketing by the FDA or foreign regulatory authorities, and cannot be commercially distributed in the United States and/or in foreign markets unless and until such clearance is obtained. Failure to obtain FDA clearance would delay sales of our products and would materially affect our financial condition.

     The development, manufacture and sale of drug products are subject to extensive and rigorous regulation by federal, state, local and foreign governmental authorities. In particular, products for human health are subject to substantial preclinical and clinical testing and other approval requirements by the FDA and comparable foreign regulatory authorities. The process for obtaining the required regulatory approvals from the FDA and other regulatory authorities takes many years and is very expensive. There can be no assurance that any product developed by us will prove to meet all of the applicable standards to receive marketing approval. There can be no assurance that any such approvals will be granted on a timely basis, if at all. Delays in and costs of obtaining these approvals could adversely affect our ability to commercialize our products, if any, and to generate sales revenues. If regulatory approval of a product is obtained, such approval may involve restrictions and limitations on the use of the product.

3.      Our Research And Development And Marketing Efforts Are Dependent On Corporate Collaborators And Other Third Parties Who May Not Devote Sufficient Time, Resources And Attention To Our Programs, Which May Limit Our Efforts To Successfully Develop And Market Potential Products. Because we have limited resources, we anticipate entering into a number of collaboration agreements with other companies. At present, however, we have no such agreements. These agreements may be expected to call for our partners to control the supply of bulk or formulated drugs for commercial use or for use in clinical trials; design and execution of clinical studies; process of obtaining regulatory approval to market the product; and/or marketing and selling of any approved product.

     In each of these areas, our partners may not support fully our research and commercial interests since our program may compete for time, attention and resources with the internal programs of our corporate collaborators. As such, we cannot be sure that our corporate collaborators will share our perspectives on the relative importance of our program, that they will commit sufficient resources to our program to move it forward effectively, or that the program will advance as rapidly as it might if we had retained complete control of all research, development, regulatory and commercialization decisions. We also rely on several of these collaborators and other third parties for the production of compounds and the manufacture and supply of pharmaceutical products. Additionally, we may find it necessary from time to time to seek new or additional partners to assist us in commercializing our products. It is uncertain whether we would be successful in establishing any such new or additional relationships.

4.      The Results And Timing Of Our Research And Development Activities, Including Future Clinical Trials Are Difficult To Predict, Subject To Future Setbacks And, Ultimately, May Not Result In Any Pharmaceutical Products, Which May Adversely Affect Our Business. Preclinical testing and clinical trials must demonstrate that a product candidate is safe and efficacious. The results from preclinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials, and we cannot be sure that these clinical trials will demonstrate the safety and efficacy necessary to obtain regulatory approval for any product candidates. A number of companies in the biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. In addition, certain clinical trials are conducted with patients having the most advanced stages of disease. During the course of treatment, these patients often die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested. Such events can have a negative impact on the statistical analysis of clinical trial results.

     We cannot be sure that we will be permitted by regulatory authorities to undertake clinical trials for any of our product candidates, or that if such trials are conducted, any of our product candidates will prove to be safe and efficacious or will receive regulatory approvals. Any delays in or termination of these clinical trial efforts may have a material adverse effect on our business.

     The completion of clinical trials, if any, of our product candidates may be delayed by many factors. One such factor is the rate of enrollment of patients. Neither we nor our prospective collaborators can control the rate at which patients present themselves for enrollment, and we cannot be sure that the rate of patient enrollment will be consistent with our expectations or be sufficient to enable clinical trials of our product candidates to be completed in a timely manner or at all. Any significant delays in, or termination of, clinical trials of our product candidates may have a material adverse effect on our business.

5.      Manufacturing, Sales And Distribution Related Problems May Create Disruptions That Could Result In A Reduction Of Product Sales Revenue And Damage Commercial Prospects For Products We May Successfully Develop. Our management has limited sales, distribution and marketing experience, and therefore, if the necessary regulatory approvals are obtained, we intend to market, distribute and sell our products, through a network of qualified independent distributors, agents, and key strategic partners, none of which are currently in place. There are no assurances that we can establish the necessary relationships for marketing and selling products or that the network will successfully implement an effective marketing and sales strategy. We expect to rely on third parties to provide customer service activities and accept and process returns. Although it is anticipated that we will employ a small number of persons to coordinate and manage the activities undertaken by these third parties, we have relatively limited experience in this regard. Any disruption in these activities could impede our ability to sell our products and could reduce sales revenues.

6.      Manufacturing Problems Would Materially Impair Our Competitive Position And Our Possibility Of Achieving Profitability. We lack the facilities to manufacture our products and do not have an adequate supply of product to begin clinical studies in the United States. If we are unable to contract for manufacturing capabilities on acceptable terms, it would result in the delay of sales, which in turn could materially impair our competitive position, and our possibility of achieving profitability.

7.      Uncertainty Relating To Favorable Third-Party Reimbursement May Have A Material Adverse Effect On The Commercial Success Of Products We Develop. In the United States, success in obtaining favorable third-party payment for a new product depends greatly on the ability to present data which demonstrates positive outcomes and reduced utilization of other products or services, as well as cost data which shows that treatment costs using the new product are equal to or less than what is currently covered for other products. Our failure to present such clinical data would adversely affect our ability to obtain favorable third-party reimbursement as well as the commercial success of our products.

8.      Our Dependence On Products Could Have A Material Adverse Affect On The Company’s Financial Condition. We expect to derive a substantial majority of our revenues from our proprietary development stage products through product licensing and royalty fees. The life cycle of our products, if approved for marketing, is difficult to estimate in terms of current and future technological developments, competition, and other factors. Our failure to successfully commercialize products or to realize significant revenues from the products would have a material adverse effect on our financial condition. As of the date hereof, we have not realized any revenues from the sale of products.

9.      We May Not Be Able To Maintain Adequate Patent Protection Which Would Have A Material Adverse Impact On Our Ability To Develop Commercial Products And A Patent Application Appeal, If Not Successful, May Have A Material Adverse Impact On The

Company. We have three issued United States patents and one patent issued in Australia. Our success and ability to compete effectively will depend, in part, on the strength of our patents and the ability to obtain protection for our products, if any, in foreign markets. No assurance can be given that any patents issued to us will not be challenged, invalidated, or circumvented. Litigation, which could result in substantial cost to us, may also be necessary to enforce any patents issued to us and/or determine the scope and validity of other parties’ proprietary rights.

     We have six United States utility patent applications pending. The United States patent position of pharmaceutical companies involves many complex legal and technical issues and has recently been the subject of much litigation. There is no clear policy establishing the breadth of claims or the degree of protection afforded under such patents. As a result, there can be no assurance that any of our patent applications will be approved, except where claims under an application have already been examined and allowed, nor that we will develop additional proprietary products that are patentable. There can be no assurance that any United States patents issued to us will provide us with any competitive advantages or will not be challenged by third parties or that patents issued to others will not have an adverse effect on our ability to conduct our business. We could incur substantial costs in asserting our patent rights and in defending patent infringement suits against us or our executives relating to ownership of, or rights to, patents and other intellectual property of third parties. Such disputes could substantially delay our drug development or commercialization.

     Furthermore, because until November 29, 2000, patent applications in the United States were maintained in secrecy until issue, and are only published now following certain rules, and because publication of discoveries in the scientific and patent literature often lag behind actual discoveries, we cannot be certain that we were the first chronologically to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. In the event that a third party has also filed a patent application for any of its inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office (PTO) to determine priority of the invention, which could result in substantial cost to us, even if the eventual outcome is favorable to us. In the event of an adverse decision as to priority of invention, we would not be entitled to a patent on the invention at issue in the interference proceeding. The PTO or a private party could also institute reexamination proceedings involving us in connection with one or more of our patents, and such proceedings could result in an adverse decision as to the validity or scope of the patents. In addition, there can be no assurance that our patents would be held valid by a court of law of competent jurisdiction. We could be forced to either seek a license to intellectual property rights of others, which may not be available to us on acceptable terms, if at all, or alter our products or processes so that they no longer infringe on the proprietary rights of others.

10. There Can Be No Assurance That We Can Successfully Compete Against Our Competition, Some Of Whom Have Substantially Greater Capital Research And Development Staff And Facilities Than The Company Or That Technological Advances Will Not Render Our Products Less Competitive Or Obsolete. The products that we are planning to develop may compete for market share with alternate therapies. A number of companies are pursuing the development of novel products which target the same diseases as we are targeting. Many of these competitors have substantially greater capital resources, research and development staffs and facilities than we do. They may develop and introduce products and processes competitive with those of ours. They represent significant long-term competition for us. For certain of our products, an important factor in competition may be the timing of market introduction of these competitive products. This timing will be based on the effectiveness with which we or the competition can complete clinical trials and approval processes and supply quantities of these products to market. Competition among products approved for sale will be based on, among other things, efficacy, safety, reliability, price, marketing capability and patent position.

FORWARD-LOOKING STATEMENTS

     In addition to historical facts or statements of current condition, this Annual Report on Form 10-KSB contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. These may include statements regarding anticipated scientific progress in our research programs, development of potential pharmaceutical products, prospects for regulatory approval, manufacturing capabilities, market prospects for our products, sales and earnings projections, and other statements regarding matters that are not historical facts. Some of these forward-looking statements may be identified by the use of words in the statements such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or other words and terms of similar meaning. Our performance and results could differ materially from those reflected in these forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties such as those set forth above and in this report. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission. Other unanticipated occurrences besides those listed in this Form 10-KSB could also adversely affect us.

EXECUTIVE OFFICES

     Our executive offices are located at 6355 Topanga Canyon Boulevard, Woodland Hills, California 91367, and our telephone number is (818) 883-6716.

ITEM 2.     DESCRIPTION OF PROPERTY

     The Company receives the use of approximately 3,500 square feet of commercial building space on a rent-free basis from a firm that is partially owned by a director. The Company also receives the use of office space and facilities on a rent-free basis from a firm owned by Edmond F. Buccellato. No formal agreement memorializes these month-to-month arrangements.

     The Company owns a nominal amount of lab equipment, office equipment and furniture, all of which have been entirely or substantially written off as depreciated assets.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is not the subject of any pending legal proceeding; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

     Further, to the knowledge of management, no director or executive officer is party to any action in which such director or executive officer has an interest adverse to the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)       On December 13, 2001, the Company held its annual meeting of stockholders (“Annual Meeting”).

(b)       A brief description of each matter voted upon at the Annual Meeting is set forth below:

            (1)     The stockholders elected eight directors to hold office until the next annual meeting of the stockholders and until their respective successors are elected and qualified, or until death, resignation or removal:

Name of Director	For	Withheld Authority

Simon Skurkovich, M.D.	24,252,672	67,283
Edmond Buccellato	24,251,872	68,083
Boris Skurkovich, M.D.	24,251,872	68,083
Lawrence Loomis	24,252,272	67,683
Leonard Millstein	24,252,272	67,683
Alexander L. Cappello	24,252,572	67,383
John M. Bendheim	24,252,572	67,383
Thomas J. Pernice	24,252,572	67,383

            (2)     The stockholders approved the adoption of the Advanced Biotherapy, Inc. 2000 Omnibus Equity Incentive Plan.

For:	23,378,910
Against:	873,510
Abstain:	67,535

            (3)     The stockholders approved a reverse stock split in a range not to exceed 1:10 provided such reverse stock split will not become effective unless a significant transaction affecting the Company shall have occurred and the Board of Directors makes a determination within three years of the Annual Meeting that such reverse stock split is in the best interests of the stockholders.

For:	23,378,910
Against:	873,510
Abstain:	67,535

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     As of February 15, 2000, the Company’s Common Stock was quoted again on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (the “Bulletin Board”) under the symbol “ADVB.” The table shows the high and low bid quotations of the Company’s Common Stock during each of the four quarters of the 2000 and 2001 fiscal years, and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

2000 Fiscal Quarter Ended:	High Bid	Low Bid

March 31	$2.63	$1.75
June 30	$1.81	$0.44
September 30	$1.00	$0.50
December 31	$0.75	$0.20

2001 Fiscal Quarter Ended:

March 31	$0.53	$0.24
June 30	$0.34	$0.20
September 30	$0.58	$0.16
December 31	$0.55	$0.21

HOLDERS

     As of February 28, 2002, the Company had approximately 1,550 holders of record of its Common Stock. This number does not include those beneficial owners whose securities are held in street name. The total number of record and beneficial stockholders is estimated to be more than 3,500.

DIVIDENDS

     The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings that it may realize in the future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors, and the payment of cash dividends, if any, will be at the sole discretion of the Board of Directors.

SALE OF UNREGISTERED SECURITIES IN THE FOURTH QUARTER OF 2001

     During the fourth quarter of 2001, pursuant to the Company’s 2000 Omnibus Equity Incentive Plan, the Company granted Mazier Partners LLC non-qualified stock options to purchase 250,000 shares of Common Stock, at $0.25 per share, for consulting services related to pharmaceutical partnering candidates.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company anticipates that its minimum cash requirements to continue as a going concern for the next twelve months will be approximately $800,000, and therefore, believes that it has inadequate cash to maintain operations during that period. In order to meet the foregoing cash requirements, the Company will have to raise additional capital or obtain a loan. There is no assurance, however, that the Company will be able to raise additional capital or obtain a loan. The Company’s objective is to establish collaborative relationships with one or more pharmaceutical or biotechnological companies that could result in the generation of royalty payments to the Company. The Company is also seeking out-licensing arrangements of its intellectual property that will generate recurring revenue and cash flow. As of the date hereof, the Company has not entered into any agreement with a pharmaceutical or biotechnological company, or any such out-licensing arrangements. In the event the Company is unable to generate its projected minimum cash requirements, management plans to curtail operating expenses, including certain professional fees and employee compensation.

     The Company’s development goal is to produce, or have produced, a series of human or humanized antibody-based products through collaborations with other biotechnology companies. The Company has identified several biotechnology companies that can develop and manufacture such antibodies for the Company, although no such development arrangements have been entered into by the Company. Management believes that the availability of this technology will make it possible to produce safer and more standardized antibodies for commencement of human clinical trials, under FDA guidelines, in the United States.

     The Company has no expected purchases or sales of significant equipment.

     There are no expected significant changes in the number of employees of the Company.

RESULTS OF OPERATIONS — FROM INCEPTION THROUGH DECEMBER 31, 2001.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

LIQUIDITY AND CAPITAL RESOURCES.

     As of December 31, 2001, the Company had issued and outstanding 42,303,611 shares of its Common Stock. The Company is a development stage company. The Company had $36,615 in cash as of December 31, 2001.

FISCAL 2001 COMPARED TO FISCAL 2000.

     For the year ended December 31, 2001, the Company realized a net loss of $1,020,301 and a loss from operations of $890,754, compared to net loss of $653,270 and a loss from operations of $827,084 for the year ended December 31, 2000. The loss from operations for the current year is principally due to increases in research and development of $94,168, director’s fees of $29,080 related to the granting of stock options issued for services during the year, depreciation and amortization of $25,657, insurance of $37,178 and rent of $22,862 related the opening and subsequent closure of an executive office in San Diego, California. These increases in expenses were offset by decreases in professional fees of $35,534, salaries and benefits of $90,867 principally related to the reduction in staff and decrease in the salary of the chief executive officer, as well as a reduction in travel and entertainment expenses of $23,020 and a decrease in office expenses of $12,014.

     For the year ended December 31, 2000, the Company realized a net loss of $653,270 and a loss from operations of $827,084, compared to net income of $1,143,892 and a loss from operations of $334,278 for the year ended December 31, 1999. The loss from operations was principally due to a substantial increase in outside expenses relating to general corporate, SEC and patent legal costs, accounting, investment banking, investor relations, strategic partnering and other contract services, as the Company became an SEC reporting company, moved the listing of its Common Stock to the OTC Bulletin Board and embarked on an investor relations program, reincorporated in Delaware, raised additional capital, expanded its intellectual property portfolio and began an active corporate partnering initiative. All of these activities also caused salary, travel, entertainment, telephone and other office expenses to increase substantially during the year. The operating loss was partially offset by total other income of $173,814, principally as the result of an internal gain of $157,520 on the sale of Common Stock by certain officers of the Company, as a result of Section 16(b) of the Securities Exchange Act of 1934, which requires insiders to disgorge “short-swing profits”. Total other income also benefited from the forgiveness of $45,396 of accounts payable, resulting from the failure of the vendors to pursue payment from the Company within the applicable statute of limitations.

RESTATEMENT OF COMPANY FINANCIAL STATEMENTS

     The Company’s financial statements for the years ended December 31, 2000 and 1999, respectively, have been restated to reflect the correction of an error in common stock outstanding and weighted average number of shares outstanding as of December 31, 2000. Subsequent to December 31, 2001, it was discovered that the Company mistakenly cancelled 850,000 shares of common stock in 1999. Under the terms of a settlement agreement and mutual general release and an escrow agreement each dated July 31, 1991 (collectively referred to as “settlement agreements”) among the Company, Dr. Simon Skurkovich, a consultant and certain other parties, the Company issued 850,000 shares in the name of the consultant and placed into escrow. These shares were to be released to the consultant upon performance of certain services that were to be provided by the consultant no later than January 15, 1993. The settlement agreements also stated that the 850,000 shares of common stock would be distributed to Dr. Simon Skurkovich, if such services were not provided by the consultant. Such services were not provided by the consultant, in whole or in part, and all 850,000 shares were cancelled by the Company in 1999. Instead of being cancelled, however, the shares should have been distributed to Dr. Simon Skurkovich in 1999 pursuant to the settlement agreements. Therefore, the shares are being reissued to Dr. Simon Skurkovich and are reflected in the accompanying financial statements as if they were never cancelled.

     Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Reference is made in particular to forward-looking statements regarding product development, capital sources, plan of operations and expenses. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. Future operating results and the Company’s stock price may be affected by a number of factors, including, without limitation: (i) availability of capital for research and development; (ii) availability of capital for clinical trials; (iii) opportunities for joint ventures and corporate partnering; (iv) opportunities for mergers and acquisitions to expand the Company’s biotechnology base or acquire revenue generating products; (v) the results of preclinical and clinical trials; (vi) regulatory approvals of product candidates, new indications and manufacturing facilities; (vii) health care guidelines and policies relating to prospective Company products; (viii) intellectual property matters (patents) and (ix) competition.

ITEM 7.      FINANCIAL STATEMENTS

The financial statements are included herewith and incorporated herein by reference beginning with the Table of Contents on
Page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with the Company’s accountants, Williams & Webster P.C., on accounting and financial disclosures during the Company’s two most recent fiscal years, i.e. January 1, 2000, through December 31, 2001, and through the date hereof.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The following table sets forth the names and nature of all positions and offices held by all directors and executive officers of the Company as of February 28, 2002, and the period or periods during which each such director or executive officer served in his or her respective positions.

Name	Age	Position Held	Director Since

Simon Skurkovich, M.D.	78	Chairman Emeritus, Director, and Director of Research and Development	November, 1985
Alexander L. Cappello	46	Chairman of the Board, Director (1)(2)(3)	April, 2000

Name	Age	Position Held	Director Since

Edmond F. Buccellato	57	President and Chief Executive Officer, Director (3)	November, 1995
Thomas J. Pernice	40	Treasurer and Secretary, Director (1)(3)	April 2001
William M. Finkelstein	42	Chief Financial Officer	(Not Applicable)
Lawrence Loomis	58	Director (2)	December, 1986
Leonard Millstein	60	Director (1)	December, 1986
Boris Skurkovich, M.D.	47	Director (2)	December, 1986
John M. Bendheim	48	Director (1)(2)(3)	June, 2000

(1)	Member of the Audit Committee of the Board of Directors.

(2)	Member of the Compensation Committee of the Board of Directors.

(3)	Member of the Executive Committee of the Board of Directors.

TERM OF OFFICE

     Each director serves for a term of one year or until his successor is duly elected once qualified. The Company’s officers are appointed by the Board of Directors and hold office at the discretion of the Board.

BIOGRAPHICAL DESCRIPTIONS OF DIRECTORS AND OFFICERS

     John M. Bendheim — Since June 2000, Mr. Bendheim has served as a member of the Board of Directors. Mr. Bendheim is Chairman of the Cedars-Sinai Medical Center Board of Governors in Los Angeles, California and President of Bendheim Enterprises, Inc., a real estate investment holding company. He received his B.S. degree in Business Administration in 1975 and his M.B.A. in 1976 from the University of Southern California.

     Edmond F. Buccellato — Since April 2001, Mr. Buccellato has served as President and Chief Executive Officer. Mr. Buccellato served as President and Chief Operating Officer of the Company from September 1, 2000 to December 12, 2000. Mr. Buccellato served as Chief Executive Officer and a member of the Board of Directors from 1995 to August 31, 2000. He was co-founder, member of the Board of Directors and Vice President of Finance of Phase Medical, Inc., an infusion therapy company sold to Becton Dickinson in 1994. He also was co-founder, member of the Board of Directors and Vice President of Finance of Synergistic Systems, Inc., a company that became the largest medical billing company in the western United States. He is also co-founder and member of the Board of Directors of Polymer Safety, LLC, a manufacturer of synthetic medical and industrial examination gloves and co-founder and member of the Board of Directors of Physicians’ Choice LLC, a medical billing company. Mr. Buccellato received his undergraduate degree From California State University at San Diego, and his graduate degree from the University of Southern California.

     Alexander L. Cappello — Since April 2001, Mr. Cappello has served as Chairman of the Board. Since May 2000, Mr. Cappello has served as a member of the Board of Directors. Mr. Cappello is Chairman and Chief Executive Officer of Cappello Group, Inc., a merchant banking firm, facilitating equity and project financing since 1975. Currently, he is a Member of the Board of Directors of the following: Cappello Group, Inc., RAND Corporation (Center for Middle East Public Policy), CytRx Corporation (NASDAQ),

Independent Colleges of Southern California (ICSC), USC Marshall School of Business Entrepreneur Advisory Council, USC Advancement Council, USC Marshall School of Business, Chairman of Catholic Big Brothers of Los Angeles, Chairman of the International Board of the Young Presidents’ Organization for 2003-2004. He received his B.S. Degree in Finance (Order of the Palm) from the University of Southern California in 1977.

     Formerly, Mr. Cappello was a Member of the Board of Directors of the following; Koo Koo Roo, Inc. (NASDAQ), Arcus Data Security, Inc. (NASDAQ), Maritime Bank of California (OTC), Executive Publications, Inc., and The Joffrey Foundation.

     Lawrence Loomis — Since 1986, Mr. Loomis has served as a member of the Board of Directors. Mr. Loomis is President and majority shareholder of New Horizons Diagnostics, Inc., a company that develops bacteriological screening methods, monoclonal antibodies for detection of various infectious disease agents, and rapid bacterial and viral assay kits. Prior to founding New Horizons Diagnostics, Inc. in 1980, Mr. Loomis was in charge of the Immunology Department for BBL, a division of Becton Dickinson. Mr. Loomis received his undergraduate degree in Chemistry from New York University and his graduate degree in Chemistry from City University.

     Leonard Millstein — Since 1986, Mr. Millstein has served as a member of the Board of Directors. Mr. Millstein received his MSCE and Ph.D. in Civil Engineering from Moscow State Construction University in 1964 and 1974, respectively. After immigrating to the United States in 1978, he held teaching positions at Howard University in Washington D.C. and Johns Hopkins University in Baltimore, Maryland. He has over 200 publications and is a member of the American Concrete Institute and American Society of Civil Engineers. From 1981 to the present, he has been a CEO of Radcon Products, a company involved in manufacturing of proprietary concrete sealants. From 1990 until the present, he has been a Chairman of the Board of TTLTIC, a private consulting company.

     Thomas J. Pernice — Since April 2001, Mr. Pernice has served as the Treasurer and Secretary of the Company and as a member of the Board of Directors. Mr. Pernice is a managing director of Cappello Group, Inc., a merchant banking firm. Prior to joining the Cappello Group in January, 1999, Mr. Pernice served as a senior corporate executive in government and industry for more than 17 years. Most recently, he was Vice President, Public Affairs and a corporate officer for Dole Food Co. Inc. (NYSE:DOL), reporting to the chairman and CEO, David H. Murdock. He also served in similar capacities for the conglomerate of publicly and privately held business interests of Murdock, including the Castle & Cooke Inc. real estate company, formerly (NYSE:CCS), now privately held. Prior to joining Dole Food Co., Mr. Pernice served in the White House for more than seven years in various capacities for the Reagan and Bush administrations. Mr. Pernice earned a bachelor of arts degree from the University of Southern California in 1984 .

     Boris Skurkovich, M.D. — Since 1986, Mr. Skurkovich has served as a member of the Board of Directors, and from that same date until December 2000, he was a Vice President of the Company. He completed a clinical and research fellowship at the Maxwell Finland Laboratory for Infectious Diseases, Boston City Hospital, Boston, Massachusetts, and presently is a professor at Brown University Medical School. He has collaborated with his father, Simon, on the development of the Company’s treatment of autoimmune diseases. Dr. Skurkovich received his M.D. from the Moscow State Medical Institute.

     Simon Skurkovich, M.D. — Since April 2001, Dr. Skurkovich has served as Director of Research and Development. From 1985 until September 2000, Dr. Skurkovich served as Chairman of the Board of Directors. He has previously been granted five patents in Russia, and eight in the U.S. He is the creator of immune preparations from human blood against antibiotic resistant bacteria that saved thousands of lives in the Soviet Union and Eastern Europe. In Russia, he was professor and Chief of the Immunology Laboratory of the Institute of Hematology and Blood Transfusion and was awarded gold and silver medals for his scientific discoveries. His laboratory was also awarded the nation’s highest honor, the Lenin Prize, for his patented work. Dr. Skurkovich received an M.D., Ph.D. and a Doctorate in Medical Sciences (D.Sc.) from Pirogov State Medical Institute in Moscow. He has written more than 200 articles for scientific publications.

FAMILY RELATIONSHIPS

     The only known family relationship between any directors is Simon Skurkovich, father to Boris Skurkovich, and father-in-law to Leonard Millstein.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     During the past five years, no present director or executive officer of the Company has been the subject matter of any of the following legal proceedings:

     (a)  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

     (b)  any criminal convictions;

     (c)  any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

     (d)  any finding by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law.

     Further, no such legal proceedings are known to be contemplated by governmental authorities against any director or executive officer.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     A Form 5 was filed by Dr. Boris Skurkovich relating to his receipt of gifts of shares of Common Stock from Dr. Simon Skurkovich and his subsequent gifts of shares, which transactions otherwise were not timely reported. A Form 5 was required to be filed by Leonard Millstein relating to his receipt, directly and indirectly, of gifts of shares of Common Stock from Dr. Simon Skurkovich. A Form 5 was filed by each of Alexander L. Cappello and Thomas J. Pernice reporting his respective acquisition of warrants and options by assignment from Cappello Capital Corp., which transactions otherwise were not timely reported.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company since January 1, 1999 through December 31, 2001, for the Chief Executive Officer of the Company and each other executive officer of the Company who was paid more than $100,000 during the year ended December 31, 2001 (the “Named Executive Officers”):

Summary Compensation Table
Name and Position	Year	Salary	Bonus

Paul J. Marangos	2001	$40,000	$0
Chief Executive Officer(1)	2000	$40,000	$25,000
Edmond F. Buccellato	2001	$84,000	$0
Chief Executive Officer(2)	2000	$72,500	$0
	1999	$75,000	$0
Simon Skurkovich, M.D.	2001	$80,000	$0
Director of Research and Development(3)	2000	$30,000	$0
	1999	$100,000	$0

(1)     Dr. Marangos joined the Company in August 2000 at an annual salary of $120,000. In addition, he was paid a signing bonus of $25,000. In April 2001, Dr. Marangos resigned as a director, officer and employee of the Company.

(2)     Mr. Buccellato was the Chief Executive Officer of the Company prior to the hiring of Dr. Marangos in August 2000. His salary for the year 2001 includes compensation for transition services provided prior to April 2001. Since April 2001, Mr. Buccellato has served as President and Chief Executive Officer of the Company.

(3)     Dr. Skurkovich is Director of Research and Development and was the Chairman of the Board prior to August 2000.

     There are no retirement, pension, or profit sharing plans for the benefit of the Company’s officers and directors. The Company has previously granted non-qualified stock options and warrants for the benefit of officers and directors. In December 2000, the Board of Directors of the Company approved the 2000 Omnibus Equity Incentive Plan (the “OEI Plan”) and reserved 4,000,000 shares of Common Stock to be issued thereunder, subject to annual increases equal to the lesser of 2.5% of outstanding shares or 250,000 shares. Effective January 1, 2002, the Company granted each director non-qualified options to purchase 10,000 shares of Common Stock at $0.25 per share for Board services. No other shares or options to purchase shares have been issued or granted to any directors or officers under the OEI Plan to date.

OPTION/SAR GRANTS

     None of the named executive officers received any grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”), or freestanding SARs during the fiscal year ending December 31, 2001, in their capacity as officers. During that period however, Thomas J. Pernice received a 5-year warrant exercisable into 100,000 shares of Common Stock at $0.25 per share for Board service.

     None of the Named Executive Officers exercised any options or SARs during the year. Set forth below are the December 31, 2001, fiscal year end Option/SAR values:

			Value of
			unexercised
			in-the-money
			options/SARs at
	Number of unexercised		FY-end ($)
	options/SARs at FY-end(#)	Exercise Price	exercisable/
Name	exercisable/unexercisable	Per Share	unexercisable(1)

Edmond F. Buccellato	50,000/0	$0.20	$6,500/$0
	50,000/0	$0.10	$11,500/$0
	105,453/0	$0.10	$24,254/$0
Simon Skurkovich, M.D.	300,000/0	$0.10	$69,000/$0
	623,000/0	$0.10	$143,290/$0

(1)	The dollar amounts calculated in this table use the closing bid on the Common Stock of the Company on the last trading day in December 2001, which was $0.33 per share.

THE OEI PLAN

     The stockholders approved the OEI Plan at the Company’s Annual Stockholders Meeting on December 13, 2001. The purpose of the OEI Plan is to promote the long-term success of the Company and the creation of stockholder value by (a) encouraging employees, outside directors and consultants to focus on critical long-term objectives, (b) encouraging the attraction and retention of employees, outside directors and consultants with exceptional qualifications and (c) linking employees, outside directors and consultants directly to stockholder interests through increased stock ownership. The OEI Plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, incentive and nonstatutory stock options and stock appreciation rights. The OEI Plan will be administered by the Board of Directors unless and until the Board delegates administration to a committee.

     The Board reserved 4,000,000 shares of Common Stock to be issued under the OEI Plan, subject to annual increases equal to the lesser of 2.5% of outstanding shares or 250,000 shares. No shares or options were issued or granted to any director or officer under the OEI Plan during the fiscal year ended December 31, 2001.

COMPENSATION OF DIRECTORS

     Directors did not receive any cash compensation for serving as members of the Board of Directors for the year ended December 31, 2001, but Board members are eligible for awards under the OEI Plan. In addition, during the year ended December 31, 2001, Thomas J. Pernice received a grant of warrants exercisable into 100,000 shares of

Common Stock at $0.25 per share for Board service. There are no other contractual arrangements for compensation with any member of the Board of Directors.

     During the fiscal year ended December 31, 2001, the Board of Directors approved the extension for one-year of the then exercise period of certain stock options previously granted to certain former employees, consultants and strategic partners as well as the following directors:

	Number		Exercise	Original	New Expiration
Optionee	of Options	Grant Date	Price	Expiration Date	Date

Boris Skurkovich, M.D.	150,000	2/25/91	.20	2/25/01	2/25/02
Lawrence Loomis	175,000	2/25/91	.20	2/25/01	2/25/02
Leonard Millstein	125,000	2/25/91	.20	2/25/01	2/25/02

     All the stock options, which had been extended as described above, expired on February 25, 2002, without having been exercised.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the Common Stock ownership, including options to purchase stock, of each person known by the Company to be the beneficial owner of five percent (5%) or more of the Company’s Common Stock, each director individually and all officers and directors of the Company as a group as of February 28, 2002. Each person has sole voting and investment power with respect to the shares of Common Stock shown, unless otherwise noted, and all ownership is of record and beneficial. As of February 28, 2002, the Company had 42,303,611 shares of Common Stock outstanding.

	Number of Shares
Name and Address of Owner	Beneficially Owned		Percentage of Total

Boris V. Skurkovich, M.D.	5,0377,270	(1)	11.86%
18 Blaisdell Ave Pawtucket, RI 01860

Leonard Millstein and	4,176,809	(2)	9.87%
Ellen Millstein 1677 Calle Alta La Jolla, CA 92037

Simon Skurkovich, M.D.	2,876,770	(3)	6.65%
802 Rollins Avenue Rockville, MD 20852

Edmond F. Buccellato	2,194,443	(4)	5.16%
6355 Topanga Canyon Boulevard, Suite 510| Woodland Hills, CA 91367

Alexander L. Cappello	2,030,500	(5)	4.58%
1299 Ocean Avenue Suite 306 Santa Monica, CA 90401

Lawrence Loomis	1,535,000	(6)	3.63%
9110 Red Branch Road Columbia, MD 21045

	Number of Shares
Name and Address of Owner	Beneficially Owned		Percentage of Total

Thomas J. Pernice	1,318,599	(7)	3.02%
1299 Ocean Avenue, Suite 306
Santa Monica, CA 90401

John M. Bendheim	224,224	(8)	*
2001 S. Barrington Street
Suite 100
Los Angeles, CA 90025

All officers and directors as a group(9)			41.05%

(1)     Shares held in the name of Boris Skurkovich include shares held in his name (570,270), and shares held in the name of Carol Marjorie Dorros (2,085,000), Samuel Skurkovich (1,101,000), and Samuel Aaron Skurkovich (1,121,000). Includes options to purchase up to 100,000 shares of Common Stock at an exercise price of $0.01 per share; options to purchase 50,000 shares of Common Stock at an exercise price of $0.10 per share, and options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share.

(2)     Leonard and Ellen Millstein are husband and wife. Shares held in their names comprise shares held in his name (565,100), shares held in her name (2,713,359); shares held in the name of William Millstein (888,350 shares) and options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share. Mr. Millstein and Mrs. Millstein disclaim beneficial ownership of the shares held in the other’s name and disclaim that they are part of any “group” for SEC purposes.

(3)     Shares held in the name of Simon Skurkovich include options to purchase up to 300,000 shares of Common Stock at an exercise price of $0.10 per share, options to purchase up to 623,000 shares of Common Stock at an exercise price of $0.10 per share, and options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share. Simon Skurkovich is the father of Boris Skurkovich and Ellen Millstein but disclaims beneficial ownership of the shares attributed to both of them and disclaims that the three of them are part of a “group” for SEC purposes.

(4)     Shares held in the name of Edmond F. Buccellato comprise shares held in his name (400,000), and shares held in the names of Edmond F. and Leana J. Buccellato Living Trust (1,331,666 shares), Amy Buccellato (58,400 shares), Matthew Buccellato (60,490 shares) and Buccellato & Finkelstein, Inc. (88,334). Includes options to purchase up to 105,543 shares of Common Stock at an exercise price of $0.10 per share, options to purchase up to 50,000 shares of Common Stock at an exercise price of $0.10 per share, options to purchase up to 50,000 shares of Common Stock at an exercise price of $0.20 per share; options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, as well as the right to acquire 40,000 shares of Common Stock upon the conversion of $10,000 principal amount of the Company’s Convertible Subordinated Debt due September 30, 2004 (“Convertible Debt”).

(5)     Shares held in the name of Alexander L. Cappello include warrants held in his name to purchase 100,000 shares of Common Stock at an exercise price of $0.25 per share, warrants assigned by Cappello Capital Corp. (“CCC”) to the Alexander L. and Linda Cappello \Family Trust (“Family Trust”) to purchase 1,598,216 shares of Common Stock at an exercise price of $0.15 per share, and options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share. Also includes the right of the Family Trust to acquire 114,588 shares of Common Stock upon conversion of Convertible Debt, and the right to acquire 207,696 shares of Common Stock upon exercise of an option to purchase up to $51,924 principal amount of Convertible Debt at par and the conversion of such Convertible Debt, which option CCC assigned to the Family Trust.

(6)     Includes shares held in the names of Lawrence Loomis (1,325,000 shares) and New Horizons Diagnostics, Inc. (200,000 shares), and options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share.

(7)     Shares held in the name of Thomas J. Pernice include warrants to purchase 100,000 shares of Common Stock at an exercise price of $0.25 per share, warrants assigned by CCC to purchase 1,042,443 shares of Common Stock at an exercise price of $0.15 per share and options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share. Also, includes the right to acquire 166,156 shares of Common Stock upon exercise of an option to purchase up to $41,539 principal amount of Convertible Debt at par and the conversion of such Convertible Debt, which option CCC assigned to him.

(8)     Shares held in the name of John M. Bendheim comprise warrants to purchase 100,000 shares of Common Stock at an exercise price of $0.25 per share, and the right to acquire 114,224 shares of Common Stock upon conversion of Convertible Debt held by a trust for the benefit of his minor child and options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share.

(9)     Includes 2,940,659 shares of Common Stock underlying warrants, 1,358,543 shares of Common Stock underlying options and 642,664 shares of Common Stock underlying Convertible Debt.

*  Represents less than 1% of the outstanding Shares of Common Stock.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with issuance of bonus shares to various individuals pursuant to the Company’s Stock Bonus Plan adopted in January, 2000, as an incentive for performance by eligible employees, the Company financed the $0.05 per share purchase price for the shares for Edmond F. Buccellato, Lawrence Loomis and Boris Skurkovich, M.D. in the amounts of $75,000, $50,000 and $75,000, respectively. The notes for these amounts mature on December 31, 2002, and bear interest at 6.5% per annum. The Company also set off the $200,000 purchase obligation of Simon Skurkovich, M.D. against an obligation of the Company to him for accrued but unpaid salary.

     Alexander L. Cappello is the brother of Gerard K. Cappello, the sole shareholder, president and chief executive officer of Cappello Capital Corp. which was retained by the Company in January, 2000 to render financial advisory and investment banking services and thereupon was granted warrants to purchase 4,685,135 shares of Common Stock at $0.15 per share. Such warrants have been assigned in part to Alexander L. Cappello and Thomas J. Pernice, among others. Cappello Capital Corp. raised $1,510,500 in Convertible Debt for the Company, and was paid $124,981 in fees and expenses related thereto. The Company also granted to CCC an option to purchase up to $151,050 principal amount of Convertible Debt at par, which option has been assigned in part to Alexander L. Cappello and Thomas J. Pernice, among others. Thomas J. Pernice is an officer of Cappello Group, Inc.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit No.	Description

2.1	Agreement of Merger dated as of July 14, 2000, between the Registrant, a Delaware corporation, and Advanced Biotherapy Concepts, Inc., a Nevada corporation.(1)
3.1	Certificate of Incorporation of Registrant.(2)
3.2	Bylaws of Registrant.(2)
4.1	Form of Registrant’s Common Stock Certificate.(3)
10.1	Form of Stock Bonus Plan.(4)
10.2	Form of Common Stock Purchase Warrant in favor of Cappello Capital Corporation.(5)
10.3	Form of 2000 Omnibus Equity Incentive Plan.(6)
10.4	Form of Option Agreement.(6)
10.5	Form of 10% Convertible Subordinated Debt Instrument.(7)
10.6	Form of Convertible Subordinated Debt Purchase Agreement.(6)
10.7	Form of Investor Rights Agreement.(6)

(1)	Filed as Appendix A to Registrant’s Proxy Statement dated July 14, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Form 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Form 10-SB filed on June 10, 1999, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Form 10-KSB for the fiscal year ended December, 1999.

(5)	Filed as an exhibit to Registrant’s Form 10-QSB for the quarter ended March 31, 2000, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Form 10-KSB for the fiscal year ended December, 31, 2000, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Form 10-QSB for the quarter ended June 30, 2000, and incorporated herein by reference.

The financial statements are incorporated herein by reference from Exhibit 99.1, which begins with the Table of Contents on Page F-1.

REPORTS ON FORM 8-K

     The Registrant filed a report on Form 8-K on December 13, 2001. The Form 8-K reported that the Registrant published a press release on December 13, 2001, which announced that the United States Patent and Trademark Office has assigned U.S. Patent No. 6,333,032 to the Registrant for the exclusive use of IFN-g antibodies — including humanized and fully human, as well as other antibody types — to treat Multiple Sclerosis, Rheumatoid Arthritis, Juvenile Rheumatoid Arthritis, Psoriatic Arthritis and Ankylosing Spondylitis.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2002.

Advanced Biotherapy, Inc. (Registrant)

By:	/s/ Edmond F. Buccellato President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on this 29th day of March, 2002.

Date	Signature	Title

March 29, 2002	/s/ Edmond F. Buccellato Edmond F. Buccellato	President and Chief Executive Officer

March 29, 2002	/s/ John Bendheim John Bendheim	Director

March 29, 2002	/s/ Lawrence Loomis Lawrence Loomis	Director

March 29, 2002	/s/ Leonard Millstein Leonard Millstein	Director

March 29, 2002	/s/ Boris Skurkovich, M.D. Boris Skurkovich, M.D.	Director

March 29, 2002	/s/ Simon Skurkovich, M.D. Simon Skurkovich, M.D.	Director

ADVANCED BIOTHERAPY, INC.
 (Formerly Advanced Biotherapy Concepts, Inc.)
(A Development Stage Enterprise)

December 31, 2001

Board of Directors
Advanced Biotherapy, Inc.
Woodland Hills, CA

INDEPENDENT AUDITOR’S REPORT

We have audited the accompanying balance sheets of Advanced Biotherapy, Inc. (formerly Advanced Biotherapy Concepts, Inc.) (a Delaware corporation) as of December 31, 2001 and 2000, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from December 2, 1985 (inception) through December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Biotherapy, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and for the period from December 2, 1985 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 to the financial statements, an error resulting in the understatement of previously reported common stock and weighted average number of shares outstanding as of December 31, 1999, were discovered by management of the Company subsequent to the current year. Accordingly, an adjustment has been made to common stock and additional paid in capital as of December 31, 1999, to correct the error.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated no revenue in the past years, and has suffered recurring losses from operations resulting in an accumulated deficit of $5,068,426 at December 31, 2001. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 26, 2002

ADVANCED BIOTHERAPY, INC.
(Formerly Advanced Biotherapy Concepts, Inc.)
(A Development Stage Enterprise)
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2001	2000
		(Restated)

CURRENT ASSETS
Cash	$36,615	$758,267
Notes receivable — related party	246,619	246,619
Interest receivable — related party	31,579	15,548
Deposits and prepaid expenses	40,710	32,692

Total Current Assets	355,523	1,053,126

PROPERTY AND EQUIPMENT, net of accumulated depreciation	4,888	10,287

OTHER ASSETS
Deferred loan origination fees, net of accumulated amortization	74,791	102,503
Patents and patents pending, net of accumulated amortization	264,493	173,509

Total Other Assets	339,284	276,012

TOTAL ASSETS	$699,695	$1,339,425

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES Accounts payable	$142,206	$46,609
Accounts payable — related party	9,740	—
Accrued expenses — related party	13,600	—

Total Current Liabilities	165,546	46,609

LONG-TERM DEBT
Convertible notes payable	1,314,301	1,560,169
Notes payable to related parties	127,631	127,631

Total Long-Term Debt	1,441,932	1,687,800

Total Liabilities	1,607,478	1,734,409

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 100,000,000 shares authorized, 42,303,611 and 40,698,265 shares issued and outstanding, respectively	42,303	40,698
Additional paid-in capital	3,640,657	3,233,040
Stock options and warrants	477,683	379,403
Deficit accumulated during development stage	(5,068,426)	(4,048,125)

Total Stockholders’ Equity (Deficit)	(907,783)	(394,984)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$699,695	$1,339,425

The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(Formerly Advanced Biotherapy Concepts, Inc.)
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			From Inception
	Years Ended December 31,		(December 2, 1985)
			through
	2001	2000	December 31, 2001

REVENUES	$—	$—	$89,947

OPERATING EXPENSES
Research and development	133,747	39,579	2,278,372
Promotional fees	8,986	7,558	16,544
Professional fees	395,074	430,608	1,947,433
Director’s fees	29,080	—	29,080
Depreciation and amortization	49,879	24,222	481,883
Salaries and benefits	83,746	174,613	1,009,860
Insurance	48,076	10,898	58,974
Shareholder relations and transfer fees	28,788	19,613	176,547
Rent	33,962	11,100	156,116
Travel and entertainment	37,796	60,816	99,156
Telephone and communications	12,764	12,238	27,380
Office	15,208	27,222	43,120
General and administrative	13,648	8,617	581,646

Total Operating Expenses	890,754	827,084	6,906,111

Loss From Operations	(890,754)	(827,084)	(6,816,164)

Other income (expense)
Miscellaneous income	—	—	22,000
Interest income	35,902	29,995	66,993
Internal gain on sale of securities	—	157,520	157,520
Accounts payable forgiveness	—	45,396	45,396
Loss on disposal of office equipment	(2,224)	—	(2,224)
Interest expense	(163,225)	(59,097)	(589,384)

Total Other Income (Expense)	(129,547)	173,814	(299,699)

Loss Before Income Taxes	(1,020,301)	(653,270)	(7,115,863)
Income Taxes	—	—	—

Loss Before Extraordinary Item	(1,020,301)	(653,270)	(7,115,863)
Extraordinary item, forgiveness of debt	—	—	2,047,437

NET (LOSS)	$(1,020,301)	$(653,270)	$(5,068,426)

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON STOCK SHARES OUTSTANDING	40,885,351	40,128,866

The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(Formerly Advanced Biotherapy Concepts, Inc.)
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Deficit
	Common Stock					Accumulated
			Additional		Stock	During
			Paid-in	Stock	Options and	Development
	Shares	Amount	Capital	Subscriptions	Warrants	Stage

Balance, December 31, 1999	30,198,265	$30,198	$2,770,305	$(32,500)	$210,738	$(3,394,855)
Correction of an error — common stock reissued, which was cancelled in error See Note 16	850,000	850	(850)	—	—	—

Restated balance, December 31, 1999	31,048,265	31,048	2,769,455	(32,500)	210,738	(3,394,855)
Contribution of capital by shareholders in form of foregone interest and rent	—	—	9,735	—	—	—
Stock subscriptions paid	—	—	—	32,500	—	—
Stock issued as part of stock bonus plan in exchange for loan payable and notes receivable at $0.05 per share	9,200,000	9,200	450,800	—	—	—
Stock warrants issued in exchange for services	—	—	—	—	168,665	—
Stock issued for cash at $0.01 from the exercise of options	350,000	350	3,150	—	—	—
Stock adjustment	100,000	100	(100)	—	—	—
Net loss for the year ended December 31, 2000	—	—	—	—	—	(653,270)

Restated balance, December 31, 2000	40,698,265	40,698	3,233,040	—	379,403	(4,048,125)
Common stock issued in exchange for convertible debt at $0.25 per share	1,605,346	1,605	399,504	—	—	—
Contribution of capital by shareholders in form of foregone interest and rent	—	—	8,113	—	—	—
Stock warrants issued in exchange for services	—	—	—	—	23,280	—
Stock options issued in exchange for services	—	—	—	—	75,000	—
Net loss for the year ended December 31, 2001	—	—	—	—	—	(1,020,301)

Balance, December 31, 2001	42,303,611	$42,303	$3,640,657	$—	$477,683	$(5,068,426)

Summary of required information regarding stock issuances can be found in note 9.

The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(Formerly Advanced Biotherapy Concepts, Inc.)
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From Inception
	Years Ended December 31,		(December 2, 1985)
			through
	2001	2000	December 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,020,301)	$(653,270)	$(5,068,426)
Extraordinary gain	—	—	(2,047,437)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	49,879	24,222	481,883
Loss on disposal of equipment	2,224	—	2,224
Investment income	—	(157,520)	(157,520)
Expenses paid through issuance of common stock	—	—	231,340
Expenses paid through issuance of common stock warrants and options	98,280	168,665	266,945
Interest expense accrued to convertible debt	155,242	49,669	204,911
Expenses paid through contribution of additional paid-in capital	8,113	9,735	45,946
Organization costs	—	—	(9,220)
Decrease (increase) in:
Deposits and prepaid expenses	(8,018)	(32,692)	(40,710)
Interest receivable	(16,031)	(15,548)	(31,579)
Deferred loan origination cost	—	(113,288)	(113,288)
Increase (decrease) in:
Accounts payable	118,937	(47,325)	165,546
Accounts and notes payable, related parties	—	(129,445)	127,631
Payroll and payroll taxes payable	—	—	2,046,353
Accrued interest	—	—	9,962

Net cash used in operating activities	(611,675)	(896,797)	(3,885,439)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(11,030)	(48,003)
Internal gain on sale of securities	—	157,520	157,520
Acquisition of patents	(109,977)	(72,884)	(361,098)

Net cash provided by (used in) investing activities	(109,977)	73,606	(251,581)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	36,000	2,449,754
Proceeds from convertible notes	—	1,510,500	1,510,500
Proceeds from notes payable	—	100,000	388,508
Payments on notes payable	—	(100,000)	(175,127)

Net cash provided by financing activities	—	1,546,500	4,173,635

Net increase (decrease) in cash	(721,652)	723,309	36,615
Cash, beginning	758,267	34,958	—

Cash, ending	$36,615	$758,267	$36,615

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$—	$984	$339,927

Income taxes paid	$—	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued in exchange for professional fees and expenses	$—	$—	$340,869
Contributed expenses	$8,113	$9,735	$45,946
Common stock issued for a loan payable	$—	$213,381	$213,381
Common stock issued for notes receivable	$—	$246,619	$246,619
Options issued for services	$75,000	$—	$75,000
Warrants issued for services	$23,280	$168,665	$191,945
Accrued interest paid by convertible debt	$155,242	$49,669	$204,911
Common stock issued for convertible debt	$401,109	$—	$401,109

The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As shown in the accompanying financial statements, the Company incurred a net loss of $1,020,301 for the year ended December 31, 2001. At December 31, 2001, the Company has an accumulated deficit during the development stage of $5,068,426. The future of the Company is dependent upon future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system. Management has established plans designed to increase the capitalization of the Company and is actively seeking additional capital that will provide funds needed to fund the research and development and therefore the internal growth of the Company in order to fully implement its business plans. For the twelve-month period subsequent to December 31, 2001, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $800,000. The anticipated source of funds may be the issuance for cash of additional debt and/or equity instruments. In addition, management is actively seeking a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, cash requirements may be met through royalty or licensing fees. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

Accounting Pronouncements

In September 2000, the FASB issued SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company’s results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On October 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 does not result in an increase in net income in fiscal 2001. The Company does not have assets with indeterminate lives.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements (Continued)

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS 144 replaces SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

Accounting for Stock Options and Warrants Granted to Employees and Non-employees

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

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

At December 31, 2001, the Company had net deferred tax assets of approximately $1,100,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.

At December 31, 2001, the Company’s net operating loss carryforwards amount to approximately $4,400,000, which expires in the years 2002 through 2021. At December 31, 2001, approximately $288,000 of net operating losses expired. Approximately $878,000 of net operating losses will expire on December 31, 2002.

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation. These reclassifications have resulted in no changes to the Company’s accumulated deficit or net losses presented.

Promotional Fees

Promotional fees are charged to operations in the year incurred. Promotional fees amounted to $8,986 and $7,558 for the year ended December 31, 2001 and 2000, respectively.

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

Deferred Loan Origination Fees

During the year ended December 31, 2000, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note 14. These loan origination fees, which totaled $74,791, net of accumulated amortization at December 31, 2001, are amortized over the life of the related debt. During the year ended December 31, 2001, the Company recorded amortization expense in the amount of $27,712 related to these fees.

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which is effective for the Company as of January 1, 2001. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At December 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The carrying amounts for cash, deposits, prepaid expenses, receivables, accounts payable, loans and notes payable, accrued liabilities, and convertible debt approximate their fair value.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

The following is a summary of property, equipment and accumulated depreciation at December 31, 2001:

		Accumulated
	Cost	Depreciation

Lab equipment	$27,582	$27,582
Office equipment	12,874	7,986
Furniture and fixtures	1,302	1,302

	$41,758	$36,870

Depreciation expense for the year ended December 31, 2001 and 2000 was $3,174 and $743, respectively.

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001

NOTE 4 — INVESTMENTS

The Company’s investments in debt securities that are intended to be held for an indefinite period, yet not to maturity, are classified as available-for-sale. Available-for-sale securities are recorded at fair value under investments in other assets on the balance sheet with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. During the year ended December 31, 2001, the Company liquidated its investment in a single corporate bond at no gain or loss.

NOTE 5 — INTANGIBLE ASSETS

Patents and Patents Pending

Costs relating to the development and approval of patents, other than research and development costs, which are expensed, are capitalized and amortized using the straight-line method over seventeen years. The Company’s patents relate to the treatment of autoimmune diseases.

The following is a summary of the costs of patents and patents pending at December 31, 2001:

		Accumulated
	Cost	Amortization	Net Amount

Balance, December 31, 1999	$178,236	$(64,917)	$113,319
2000 Activity	72,884	(12,694)	60,190

Balance, December 31, 2000	251,120	(77,611)	173,509
2001 Activity	109,977	(18,993)	90,984

Balance, December 31, 2001	$361,097	$(96,604)	$264,493

NOTE 6 — RELATED PARTY TRANSACTIONS

Current Transactions

The Company has notes receivable in the amount of $246,619 from shareholders of the Company in connection with a payment plan for the purchase of Company stock. The notes accrue interest at a rate of 6.5% per annum and are payable on December 31, 2002.

Notes payable to related parties consist of notes payable to the former chairman and principal shareholder. During 2000, $85,750 of the notes was used to offset a bonus stock sale. The note has no specific due date, is currently uncollateralized, and is non-interest bearing, however, interest is calculated at the applicable federal rate each quarter. The calculated interest of $7,213 was recorded as interest expense and contributed capital in the accompanying financial statements.

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001

NOTE 6 — RELATED PARTY TRANSACTIONS (Continued)

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

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001

NOTE 6 — RELATED PARTY TRANSACTIONS (Continued)

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

NOTE 7 — INTERNAL GAIN ON SALE OF SECURITIES

During the year ending December 31, 2000, officers of the Company sold stock at a gain shortly after purchasing stock through a stock bonus plan. In compliance with the Securities and Exchange Rule 16b, the stockholders remitted the gain to the Company. The gain amounted to $157,520 and is reflected in the income statement as internal gain on sale of securities.

NOTE 8 — CONCENTRATIONS

The Company maintains cash in a money market account at a bank in California. The funds on deposit are not insured by the FDIC, and therefore, a total of $36,615 is at risk on December 31, 2001.

NOTE 9 — COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Information regarding the number of shares issued and consideration received is as follows:

	Common Stock

	Average			Additional
	price			Paid-in
	per share	Shares	Amount	Capital

Common stock issued for cash:
1985	$.50	100,000	$100	$49,900
1986	1.00	639,500	640	678,861
1987	1.00	850,500	850	759,650
1988	1.00	25,000	25	24,975
1993	.25	2,402,000	2,402	475,900
1995	.05	1,000,000	1,000	49,000
1996	.05	520,000	520	25,480
1997	.09	1,800,500	1,801	153,749
1998	.10	305,000	305	30,195
1999	.05	3,158,000	3,158	151,993

		10,800,500	$10,801	$2,399,703

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001

NOTE 9 — COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

	Common Stock

	Average			Additional
	price			Paid-in
	per share	Shares	Amount	Capital

Common stock issued for patents assigned:
1984	$.01	550,000	$5,500	$—
1985, adjustment to reflect change in number and par value of shares outstanding	—	2,750,000	(2,200)	2,200

		3,300,000	3,300	2,200

Common stock issued for acquisitions:
1985	.01	13,333,500	13,334	(41,112)

Common stock issued for note receivable:
1986	1.00	10,000	10	9,990
2000	.05	4,932,380	4,932	241,687

		4,942,380	4,942	251,677

Contribution of additional paid-in capital:
1991	—	—	—	35,825
1999	—	—	—	28,098
2000	—	—	—	9,735
2001	—	—	—	8,113

		—	—	81,771

Stock subscriptions:
1999	.05	650,000	650	31,850

Cancellation of escrowed shares in 1999	.001	(850,000)	(850)	850
Reissued escrowed shares cancelled in error:
2001- See Note 16.001		850,000	850	(850)

		—	—	—

Common stock issued for services (1):
1988	.50	25,000	25	12,475
1989	.38	25,000	25	9,475
1990	.66	37,375	37	24,635
1991	.51	159,500	160	81,010
1992	.75	62,500	62	46,563
1993	.25	120,000	120	29,880
1996	.05	308,500	308	13,832
1997	.05	155,500	155	7,619
1999	.05	99,190	99	4,860

		992,565	$991	$230,349

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001

NOTE 9 — COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

	Common Stock

	Average			Additional
	price			Paid-in
	per share	Shares	Amount	Capital

Common stock issued to replace unrecorded certificates:
1988	$.001	1,200	$1	$(1)
1992	.001	500	1	(1)
2000	.001	100,000	100	(100)

		101,700	102	(102)

Common stock issued for forgiveness of accounts payable (1):
1990	.50	25,000	25	12,475
1996	.05	150,000	150	7,350

		175,000	175	19,825

Common stock issued in payment of notes payable (1):
1993	.25	200,000	200	49,800
2000	.05	1,714,995	1,715	84,035

		1,914,995	1,915	133,835

Common stock issued in payment of loans payable (1):
2000	.05	2,552,625	2,553	125,078

Common stock issued for commissions (1):
1993	.001	1,260,000	1,260	—

Common stock issued for convertible debt:
2001	.25	1,605,346	1,605	399,504

Stock options exercised:
1997	.01	325,000	325	2,929
2000	.01	350,000	350	3,150

		675,000	675	6,079

Total		42,303,611	$42,303	$3,640,657

(1)	Per share amounts determined by information deemed most reliable based on circumstances of each case: trading price at time of issuance or value of services received.

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001

NOTE 9 — COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

Effective with the merger of Advanced Biotherapy Concepts, Inc. into its wholly owned subsidiary, each issued and outstanding share of Advanced Biotherapy Concepts, Inc. common stock was converted automatically into one share of $0.001 par value common stock of Advanced Biotherapy, Inc.

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

NOTE 10 — PREFERRED STOCK

With the merger into its Delaware subsidiary, the Company has authorized 20,000,000 shares of $0.001 par value preferred stock authorized. As of December 31, 2001, the Company has not issued any of its preferred stock.

NOTE 11 — STOCK OPTIONS AND ISSUANCE COMMITMENTS

On February 25, 1991, the Corporation granted non-statutory options to purchase stock to members of its board of directors, officers, and outside consultants. These options offer a total of 860,000 shares at a price of $0.20 per share with an exercise period of February 25, 1991 to February 25, 2001. The expiration date of these options was extended to February 25, 2002. Additional options were issued effective February 1, 1993, for a total of 250,000 shares at a price of $0.01 per share, with an exercise period of February 1, 1993 to February 1, 2003. During 1995, options for 50,000 shares were granted at $0.20 per share, which expire in 2005. Also in 1995, options for 350,000 shares were granted at $0.01 per share, expiring in 2005. During 1996, options for 525,000 shares were granted at $0.10 per share, which expire in 2006. The shares purchased will be restricted and, therefore, may not be transferred without registration under applicable federal and state securities laws.

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001

NOTE 11 — STOCK OPTIONS AND ISSUANCE COMMITMENTS (Continued)

Stock options granted to a director of the Company for 325,000 shares at a price of $0.01 were exercised in 1997. On December 31, 1999, three officers of the Company received 842,953 stock options in partial payment of accrued salaries in the amount of $210,738. In addition the same three officers forgave the balance of their accrued salaries and interest in the amount of $1,482,209. See Note 6. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.10, risk free interest rate of 5%, expected life of 5 years, and expected volatility of 30% and no dividends are expected to be paid. At December 31, 1999, the Company recorded $210,738 ($0.25 per option) to reduce accrued wages for the value of these options based upon these Black Scholes assumptions. These stock options are exercisable immediately, and expire on December 31, 2005. See Note 6. During the year ended December 31, 2001, no options were exercised and for the year ended December 31, 2000, 350,000 options were exercised at $0.01 per share.

During November 2001, the Company issued stock options to purchase 250,000 shares of the Company’s stock at $0.25 per share to a consultant. The options are exercisable immediately and expire on November 15, 2011. The options have piggyback registration rights to be effective in the next SEC registration statement. See Note 15. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.25, risk free interest rate of 5%, expected life of 10 years, and expected volatility of 38% and no dividends are expected to be paid. At November 15, 2001, the Company recorded $75,000 ($0.30 per option) to professional fees for the value of these options based upon these Black Scholes assumptions.

Following is a summary of the status of the options during the years ended December 31, 2000 and 2001:

		Weighted
		Average
	Number of Shares	Exercise Price

Outstanding at January 1, 2000	2,877,953	$.10
Granted	—	—
Exercised	(350,000)	.01
Forfeited	—	—

Outstanding at December 31, 2000	2,527,953	.11
Granted	250,000	.25
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2001	2,777,953	.14

Options exercisable at December 31, 2001	2,777,953	$.14

Weighted average fair value of options granted in 2001		$.30

During January 2001, the Company enacted an Equity Incentive Plan for the issuance of stock options to employees, outside directors and consultants.

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001

NOTE 12 — INCOME (LOSS) PER SHARE

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

Required earnings per share information related to extraordinary income is as follows:

			From Inception
			(December 2, 1985)
	December 31,	December 31,	through
	2001	2000	December 31, 2001

Earnings per share
Extraordinary gains	$—	$—	$0.09
Earnings per share — assuming dilution
Extraordinary gains	$—	$—	$0.09

NOTE 13 — NON-CASH COMMITMENT AND WARRANTS

During the year ended December 31, 2001, the Company issued to four directors of the Company warrants to purchase up to 100,000 shares of common stock with an exercise price of $0.25 per share. The warrants expire between May 2005 and April 2006. In accordance with Statement of Financial Accounting Standards No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price at $0.25, risk free interest rate of 5%, expected life of 5 years, and expected volatility of 38%. During the year ended December 31, 2001, the Company recorded $23,280 as directors’ fees for these warrants.

On January 19, 2000, the Company engaged an investment banking firm and, as partial compensation for its services, issued warrants to purchase up to 4,685,135 shares of the Company’s common stock with an exercise price of $0.15 per share. The warrants are exercisable for ten years. In accordance with Statement of Financial Accounting Standards No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price at $0.15, risk free interest rate of 6.2%, expected life of 10 years, and expected volatility of 30%. During the year ended December 31, 2000, the Company recorded $168,665 as consulting fees for the aforementioned investment banking firm services. A cash-less exercise may be used for all warrant transactions. No fees are payable to the investment advisor in connection with the exercise of the warrants, which contain full, unconditional piggy-back registration rights without any holdback obligations.

At December 31, 2001, the total of the Company’s exercisable warrants is 5,085,135. The average exercise price of the warrants at December 31, 2001 is $0.16 per share.

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001

NOTE 14 — CONVERTIBLE DEBT

During the year ended December 31, 2000, the Company sold in a private placement to accredited investors $1,510,500 of convertible subordinated debt due and payable September 30, 2004. The debt bears interest at the rate of 10% per annum and is payable semi-annually in cash or additional convertible subordinated debt. The unpaid accrued interest at December 31, 2001, June 30, 2001 and December 31, 2000 of $77,979, $77,262 and $49,669, respectively, was converted to additional convertible debt.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $113,288 to its financial advisor, in addition to the granting of an option to purchase an equivalent principal amount of convertible subordinated debt at the face amount thereof over a period of ten years. The aforementioned fee is currently included in other assets and is being amortized over the term of the debt. Amortization for the year ended December 31, 2001 was $27,712.

During the last two months of 2001, a total of $355,000 original debt and $46,109 of accrued and converted interest was converted into 1,605,346 shares of common stock at $0.25 per share.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Consulting Contract

During July 2000, the Company signed a contract with a consultant to provide information on possible partnering companies to divest or license certain rights to its technologies or products. The contract called for the payment of a $5,000 monthly retainer. This contract could be cancelled with a 60 day written notice. On January 24, 2001, the contract was modified to waive the termination notice, and was terminated effective February 1, 2001. Subsequently, in November 2001, the Company renegotiated this contract and signed a new six-month contract to provide information on possible partnering companies to divest or license certain rights to its technologies or products. The contract calls for the issuance of a stock option to purchase 250,000 shares of the Company’s stock at $0.25 per share, exercisable for ten years. The option has piggyback registration rights to be effective in the next SEC registration statement. See Note 11. The Company also agreed to pay a success fee based on a percentage of the transaction value of any divestiture or license brought about by this contract. In addition, if the success fee is earned by the consultant, the Company will issue a warrant to the consultant to purchase 100,000 shares of common stock at a 10% discount of fair market value.

Office Lease

The Company leased office space from a related party during 2000 at a minimum annual rate of $4,800. This lease was terminated effective December 31, 2000.

ADVANCED BIOTHERAPY, INC.
(FORMERLY ADVANCED BIOTHERAPY CONCEPTS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001

NOTE 15 — COMMITMENTS AND CONTINGENCIES (Continued)

Office Lease (Continued)

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

NOTE 16 — CORRECTION OF AN ERROR

The Company’s financial statements for the years ended December 31, 2000 and 1999, have been restated to reflect the correction of an error in common stock outstanding and weighted average number of shares outstanding as of December 31, 2000 and 1999. Subsequent to December 31, 2001, it was discovered that the Company mistakenly cancelled 850,000 shares of common stock in 1999. Under the terms of a settlement agreement and mutual general release and an escrow agreement each dated July 31, 1991 (collectively referred to as “settlement agreements”) among the Company, a shareholder, a consultant and certain other parties, the Company issued 850,000 shares in the name of the consultant and placed into escrow. These shares were to be released to the consultant upon performance of certain services that were to be provided by the consultant no later than January 15, 1993. The settlement agreements also stated that the 850,000 shares of common stock would be distributed back to the original shareholder, if such services were not provided by the consultant. Such services were not provided by the consultant, in whole or in part, and all 850,000 shares were cancelled by the Company in 1999. Instead of being cancelled, however, the shares should have been distributed to the original shareholder in 1999 pursuant to the settlement agreements. Therefore, the shares are being reissued to the original shareholder and are reflected in the accompanying financial statements as if they were never cancelled.

The effect of this restatement is as follows for the year ended December 31, 2000:

	As Previously
	Reported	As Restated

Common shares outstanding	39,848,265	40,698,265
Common stock, par value	$39,848	$40,698
Additional paid-in capital	$3,233,890	$3,233,040
Weighted average shares outstanding	39,278,866	40,128,866
Basic and diluted net loss per common share	$(0.02)	$(0.02)

NOTE 17 — SUBSEQUENT EVENTS

Effective January 1, 2002, the Company authorized the issuance of a total of 80,000 stock options to its board of directors for services rendered during the year ended December 31, 2001. An accrued expense was recorded in the amount of $13,600 as the value of the services and is reflected in the financial statements.