Form 10QSB
period 2002-03-31
ADVANCED BIOTHERAPY INC
filed 2002-05-15
CIK 791833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the period ended March 31, 2002
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
[X] YES [   ] NO

As of March 31, 2002, Registrant had 42,570,578 shares of common stock, $0.001 par value, outstanding.

REVIEWED FINANCIAL STATEMENTS
ACCOUNTANT’S REVIEW REPORT
BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part II
EXHIBIT 10.8
EXHIBIT 10.9

ADVANCED BIOTHERAPY, INC.
(A Development Stage Enterprise)

REVIEWED FINANCIAL STATEMENTS

March 31, 2002

WILLIAMS & WEBSTER PS
Certified Public Accountants
Bank of America Financial Center
W 601 Riverside, Suite 1940
Spokane, WA 99201
(509) 838-5111

The Board of Directors
Advanced Biotherapy, Inc.
Woodland Hills, CA

ACCOUNTANT’S REVIEW REPORT

We have reviewed the accompanying balance sheet of Advanced Biotherapy, Inc., (a development stage company) as of March 31, 2002, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the three months ended March 31, 2002 and 2001 and for the period from December 2, 1985 (inception) to March 31, 2002. All information included in these financial statements is the representation of the management of Advanced Biotherapy, Inc.

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

The financial statements for the year ended December 31, 2001 were audited by us and we expressed an unqualified opinion on it in our report dated February 26, 2002. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated little revenue in the past years, and has suffered recurring losses from operations resulting in an accumulated deficit of $5,244,629 at March 31, 2002. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 27, 2002

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2002	2001

CURRENT ASSETS
Cash	$16,076	$36,615
Notes receivable — related party	246,619	246,619
Interest receivable — related party	35,586	31,579
Deposits and prepaid expenses	26,965	40,710

Total Current Assets	325,246	355,523

PROPERTY AND EQUIPMENT, net of accumulated depreciation	4,219	4,888

OTHER ASSETS
Deferred loan origination fees, net of accumulated amortization	67,863	74,791
Patents and patents pending, net of accumulated amortization	292,076	264,493

Total Other Assets	359,939	339,284

TOTAL ASSETS	$689,404	$699,695

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$242,808	$142,206
Accounts payable — related party	—	9,740
Accrued interest on convertible debt	32,016	—
Accrued expenses — related party	—	13,600

Total Current Liabilities	274,824	165,546

LONG-TERM DEBT
Convertible notes payable	1,320,669	1,314,301
Notes payable to related parties	127,631	127,631

Total Long-Term Debt	1,448,300	1,441,932

Total Liabilities	1,723,124	1,607,478

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 100,000,000 shares authorized, 42,570,178 and 42,303,611 shares issued and outstanding, respectively	42,569	42,303
Additional paid-in capital	3,677,057	3,640,657
Stock options and warrants	491,283	477,683
Deficit accumulated during development stage	(5,244,629)	(5,068,426)

Total Stockholders’ Equity (Deficit)	(1,033,720)	(907,783)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$689,404	$699,695

See accompanying notes and accountant’s review report.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

			From Inception
			(December 2, 1985)
	Three Months Ended March 31,		through
	2002	2001	March 31, 2002
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$—	$—	$89,947

OPERATING EXPENSES
Research and development	30,062	26,929	2,308,434
Promotional fees	240	1,000	16,784
Professional fees	71,384	77,628	2,018,817
Directors’ fees	—	—	29,080
Depreciation and amortization	12,819	11,542	494,702
Salaries and benefits	—	72,609	1,009,860
Insurance	13,219	12,459	72,193
Shareholder relations and transfer fees	4,000	5,351	180,547
Rent	—	9,036	156,116
Travel and entertainment	6,516	15,033	105,672
Telephone and communications	622	6,938	28,002
Office	1,110	8,446	44,230
General and administrative	6,241	5,538	587,887

Total Operating Expenses	146,213	252,509	7,052,324

Loss From Operations	(146,213)	(252,509)	(6,962,377)
Other income (expense)
Miscellaneous income	—	—	22,000
Interest income	4,059	13,128	71,052
Internal gain on sale of securities	—	—	157,520
Accounts payable forgiveness	—	—	45,396
Loss on disposal of office equipment	—	—	(2,224)
Interest expense	(34,049)	(40,311)	(623,433)

Total Other Income (Expense)	(29,990)	(27,183)	(329,689)

Loss Before Income Taxes	(176,203)	(279,692)	(7,292,066)
Income Taxes	—	—	—

Loss Before Extraordinary Item	(176,203)	(279,692)	(7,292,066)
Extraordinary item, forgiveness of debt	—	—	2,047,437

NET LOSS	$(176,203)	$(279,692)	$(5,244,629)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ nil	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON STOCK SHARES OUTSTANDING	42,364,324	40,698,265

See accompanying notes and accountant’s review report.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During
			Paid-in	Options and	Development
	Shares	Amount	Capital	Warrants	Stage

Balance, December 31, 2000	40,698,265	$40,698	$3,233,040	$379,403	$(4,048,125)
Common stock issued in exchange for convertible debt at $0.25 per share	1,605,346	1,605	399,504	—	—
Contribution of capital by shareholders in form of foregone interest and rent	—	—	8,113	—	—
Stock warrants issued in exchange for services	—	—	—	23,280	—
Stock options issued in exchange for services	—	—	—	75,000	—
Net loss for the year ended December 31, 2001	—	—	—	—	(1,020,301)

Balance, December 31, 2001	42,303,611	42,303	3,640,657	477,683	(5,068,426)
Contribution of capital by shareholders in form of foregone interest	—	—	1,523	—	—
Common stock issued in exchange for convertible debt at $0.25 per share	116,567	116	29,027	—	—
Stock issued for cash at an average price of $0.04 per share from the exercise of options	150,000	150	5,850	—	—
Stock options issued in exchange for services	—	—	—	13,600	—
Net loss for the three months ended March 31, 2002	—	—	—	—	(176,203)

Balance, March 31, 2002 (Unaudited)	42,570,178	$42,569	$3,677,057	$491,283	$(5,244,629)

Summary of required information regarding stock issuances can be found in Note 8.

See accompanying notes and accountant’s review report.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

			From Inception
			(December 2, 1985)
	Three Months Ended March 31,		through
	2002	2001	March 31, 2002
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(176,203)	$(279,692)	$(5,244,629)
Extraordinary gain	—	—	(2,047,437)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	12,819	11,542	494,702
Loss on disposal of equipment	—	—	2,224
Investment income	—	—	(157,520)
Expenses paid through issuance of common stock	—	—	231,340
Expenses paid through issuance of common stock warrants and options	13,600	—	280,545
Interest expense accrued to convertible debt	511	—	205,422
Expenses paid through contribution of additional paid-in capital	1,523	2,396	47,469
Organization costs	—	—	(9,220)
Decrease (increase) in:
Deposits and prepaid expenses	13,745	(4,683)	(26,965)
Interest receivable	(4,007)	(4,008)	(35,586)
Deferred loan origination cost	—	—	(113,288)
Increase (decrease) in:
Accounts payable	77,262	44,788	242,808
Accounts and notes payable, related parties	—	—	127,631
Payroll and payroll taxes payable	—	—	2,046,353
Accrued interest	32,016	38,365	41,978

Net cash used in operating activities	(28,734)	(191,292)	(3,914,173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	—	(48,003)
Internal gain on sale of securities	—	—	157,520
Acquisition of patents	(32,805)	(27,041)	(393,903)

Net cash provided by (used in) investing activities	(32,805)	(27,041)	(284,386)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,000	—	2,455,754
Proceeds from convertible notes	35,000	—	1,545,500
Proceeds from notes payable	—	—	388,508
Payments on notes payable	—	—	(175,127)

Net cash provided by financing activities	41,000	—	4,214,635

Net increase (decrease) in cash	(20,539)	(218,333)	16,076
Cash, beginning	36,615	758,267	—

Cash, ending	$16,076	$539,934	$16,076

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$—	$—	$339,927

Income taxes paid	$—	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued in exchange for professional fees and expenses	$—	$—	$340,869
Contributed expenses	$1,523	$2,396	$47,469
Common stock issued for a loan payable	$—	$—	$213,381
Common stock issued for notes receivable	$—	$—	$246,619
Options issued for services	$13,600	$—	$88,600
Warrants issued for services	$—	$—	$191,945
Accrued interest paid by convertible debt	$511	$—	$205,422
Common stock issued for convertible debt	$29,142	$—	$430,251

See accompanying notes and accountant’s review report.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
March 31, 2002

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Advanced Biotherapy, Inc. was originally incorporated December 2, 1985 under the laws of the State of Nevada. The Company is involved in the research and development of the treatment of autoimmune diseases in humans, most notably, multiple sclerosis and rheumatoid arthritis. The Company conducts its research in Maryland. The Company’s fiscal year-end is December 31. The Company is a development stage enterprise.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $176,203 for the three months ended March 31, 2002. At March 31, 2002, the Company has an accumulated deficit during the development stage of $5,244,629. The future of the Company is dependent upon future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system. Management has established plans designed to increase the capitalization of the Company and is actively seeking additional capital that will provide funds needed to fund the research and development and therefore the internal growth of the Company in order to fully implement its business plans. For the twelve-month period subsequent to March 31, 2002, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $800,000. The anticipated source of funds may be the issuance for cash of additional debt and/or equity instruments. In addition, management is actively seeking a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, cash requirements may be met through royalty or licensing fees. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

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

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On October 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 has not effected the Company’s financial statements. The Company does not have assets with indeterminate lives.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS 144 replaces SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Statements

The interim financial statements as of and for the quarter ended March 31, 2002, included herein, have been prepared for the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

At March 31, 2002, the Company had net deferred tax assets of approximately $1,105,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.

At March 31, 2002, the Company’s net operating loss carryforwards amount to approximately $4,420,000, which expires in the years 2002 through 2022. At December 31, 2001, approximately $288,000 of net operating losses expired. Approximately $878,000 of net operating losses will expire on December 31, 2002.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Promotional Fees

Promotional fees are charged to operations in the year incurred. Promotional fees amounted to $240 and $1,000 for the three months ended March 31, 2002 and 2001, respectively.

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

Deferred Loan Origination Fees

During the year ended December 31, 2000, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note 13. These loan origination fees, which totaled $67,863, net of accumulated amortization at March 31, 2002, are amortized over the life of the related debt. During the three months ended March 31, 2002, the Company recorded amortization expense in the amount of $6,928 related to these fees.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

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

At March 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to five years.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

NOTE 3 – PROPERTY AND EQUIPMENT (Continued)

The following is a summary of property, equipment and accumulated depreciation at March 31, 2002:

	Cost	Accumulated Depreciation

Lab equipment	$27,582	$27,582
Office equipment	12,874	8,655
Furniture and fixtures	1,302	1,302

	$41,758	$37,539

Depreciation expense for the three months ended March 31, 2002 and 2001 was $669 and $920, respectively.

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

The following is a summary of the costs of patents and patents pending at March 31, 2002:

	Cost	Accumulated Amortization	Net Amount

Balance, December 31, 2000	$251,120	$(77,611)	$173,509
2001 Activity	109,977	(18,993)	90,984

Balance, December 31, 2001	361,097	(96,604)	264,493
2002 Activity	32,805	(5,222)	27,583

Balance, March 31, 2002	$393,902	$(101,826)	$292,076

NOTE 6 – RELATED PARTY TRANSACTIONS

Current Transactions

The Company has notes receivable in the amount of $246,619 from shareholders of the Company in connection with a payment plan for the purchase of Company stock. The notes accrue interest at a rate of 6.5% per annum and are payable on December 31, 2002.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

NOTE 6 – RELATED PARTY TRANSACTIONS (Continued)

Current Transactions (Continued)

Notes payable to related parties consist of notes payable to the former chairman and principal shareholder. During 2000, $85,750 of the notes was used to offset a bonus stock sale. The note has no specific due date, is currently uncollateralized, and is non-interest bearing, however, interest is calculated at the applicable federal rate each quarter. The calculated interest of $1,523 was recorded as interest expense and contributed capital in the accompanying financial statements.

During the three months ended March 31, 2002, the Company sold $25,000 of subordinated convertible pay-in-kind note to a related party. See Note 13.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

NOTE 6 – RELATED PARTY TRANSACTIONS (Continued)

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

NOTE 7 – CONCENTRATIONS

The Company maintains cash in a money market account at a bank in California. The funds on deposit are not insured by the FDIC, and therefore, a total of $16,076 is at risk on March 31, 2002.

NOTE 8 – COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Information regarding the number of shares issued and consideration received is as follows:

	Common Stock

	Average price per			Additional Paid-in
	share	Shares	Amount	Capital

Common stock issued for cash:
1985	$.50	100,000	$100	$49,900
1986	1.00	639,500	640	678,861
1987	1.00	850,500	850	759,650
1988	1.00	25,000	25	24,975
1993	.25	2,402,000	2,402	475,900
1995	.05	1,000,000	1,000	49,000
1996	.05	520,000	520	25,480
1997	.09	1,800,500	1,801	153,749
1998	.10	305,000	305	30,195
1999	.05	3,158,000	3,158	151,993

		10,800,500	10,801	2,399,703

Common stock issued for patents assigned:
1984	.01	550,000	5,500	—
1985, adjustment to reflect change in number and par value of shares outstanding	—	2,750,000	(2,200)	2,200

		3,300,000	3,300	2,200

Common stock issued for acquisitions:
1985	.01	13,333,500	$13,334	$(41,112)

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

     NOTE 8 – COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

	Common Stock

	Average price per			Additional Paid-in
	share	Shares	Amount	Capital

Common stock issued for note receivable:
1986	$1.00	10,000	$10	$9,990
2000	.05	4,932,380	4,932	241,687

		4,942,380	4,942	251,677

Contribution of additional paid-in capital:
1991	—	—	—	35,825
1999	—	—	—	28,098
2000	—	—	—	9,735
2001	—	—	—	8,113
2002	—	—	—	1,523

		—	—	83,294

Stock subscriptions:
1999	.05	650,000	650	31,850

Cancellation of escrowed shares in 1999	.001	(850,000)	(850)	850
Reissued escrowed shares cancelled in error:
2001- See Note 15.001		850,000	850	(850)

		—	—	—

Common stock issued for services (1):
1988	.50	25,000	25	12,475
1989	.38	25,000	25	9,475
1990	.66	37,375	37	24,635
1991	.51	159,500	160	81,010
1992	.75	62,500	62	46,563
1993	.25	120,000	120	29,880
1996	.05	308,500	308	13,832
1997	.05	155,500	155	7,619
1999	.05	99,190	99	4,860

		992,565	991	230,349

Common stock issued to replace unrecorded certificates:
1988	.001	1,200	1	(1)
1992	.001	500	1	(1)
2000	.001	100,000	100	(100)

		101,700	$102	$(102)

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

	Common Stock

	Average
	price			Additional
	per			Paid-in
	share	Shares	Amount	Capital

Common stock issued for forgiveness of accounts payable (1):
1990	$.50	25,000	$25	$12,475
1996	.05	150,000	150	7,350

		175,000	175	19,825

Common stock issued in payment of notes payable (1):
1993	.25	200,000	200	49,800
2000	.05	1,714,995	1,715	84,035

		1,914,995	1,915	133,835

Common stock issued in payment of loans payable (1):
2000	.05	2,552,625	2,553	125,078

Common stock issued for commissions (1):
1993	.001	1,260,000	1,260	—

Common stock issued for convertible debt:
2001	.25	1,605,346	1,605	399,504
2002	.25	116,567	116	29,027

		1,721,913	1,721	428,531

Stock options exercised:
1997	.01	325,000	325	2,929
2000	.01	350,000	350	3,150
2002	.04	150,000	150	5,850

		825,000	825	11,929

Total		42,570,178	$42,569	$3,677,057

(1)	Per share amounts determined by information deemed most reliable based on circumstances of each case: trading price at time of issuance or value of services received.

Effective with the merger of Advanced Biotherapy Concepts, Inc. into its wholly owned subsidiary, each issued and outstanding share of Advanced Biotherapy Concepts, Inc. common stock was converted automatically into one share of $0.001 par value common stock of Advanced Biotherapy, Inc.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

NOTE 8 – COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

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

NOTE 9 – PREFERRED STOCK

With the merger into its Delaware subsidiary, the Company has authorized 20,000,000 shares of $0.001 par value preferred stock authorized. As of March 31, 2002, the Company has not issued any of its preferred stock.

NOTE 10 – STOCK OPTIONS AND ISSUANCE COMMITMENTS

On February 25, 1991, the Corporation granted non-statutory options to purchase stock to members of its board of directors, officers, and outside consultants. These options offer a total of 860,000 shares at a price of $0.20 per share with an exercise period of February 25, 1991 to February 25, 2001. The expiration date of these options was extended to February 25, 2002 at which time the options expired. Additional options were issued effective February 1, 1993, for a total of 250,000 shares at a price of $0.01 per share, with an exercise period of February 1, 1993 to February 1, 2003. During 1995, options for 50,000 shares were granted at $0.20 per share, which expire in 2005. Also in 1995, options for 350,000 shares were granted at $0.01 per share, expiring in 2005. During 1996, options for 525,000 shares were granted at $0.10 per share, which expire in 2006. The shares purchased will be restricted and, therefore, may not be transferred without registration under applicable federal and state securities laws.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

NOTE 10 – STOCK OPTIONS AND ISSUANCE COMMITMENTS (Continued)

During November 2001, the Company issued stock options to purchase 250,000 shares of the Company’s stock at $0.25 per share to a consultant. The options are exercisable immediately and expire on November 15, 2011. The options have piggyback registration rights to be effective in the next SEC registration statement. See Note 14. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.25, risk free interest rate of 5%, expected life of 10 years, and expected volatility of 38% and no dividends are expected to be paid. At November 15, 2001, the Company recorded $75,000 ($0.30 per option) to professional fees for the value of these options based upon these Black Scholes assumptions.

During January 2002, the Company issued stock options to purchase 80,000 shares of the Company’s stock at $0.25 per share to its board of directors for services rendered during the year ended December 31, 2001. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.25, risk free interest rate of 5%, expected life of 5 years, and expected volatility of 38% and no dividends are expected to be paid. At December 31, 2001, the Company recorded $13,600 ($0.17 per option) to professional fees for the value of these options based upon these Black Scholes assumptions.

Following is a summary of the status of the options during the three months ended March 31, 2002 and the year ended December 31, 2001:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding at January 1, 2001	2,527,953	$.11
Granted	250,000	.25
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2001	2,777,953	.14
Granted	80,000	.25
Exercised	150,000	.04
Forfeited	860,000	.20

Outstanding at March 31, 2002	1,847,953	.12

Options exercisable at March 31, 2002	1,847,953	$.12

Weighted average fair value of options granted in 2002		$.17

NOTE 11 – INCOME (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

NOTE 11 – INCOME (LOSS) PER SHARE (Continued)

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

Required earnings per share information related to extraordinary income is as follows:

	Quarter Ended		From Inception
			(December 2, 1985)
	March 31,	March 31,	through
	2002	2001	March 31, 2002

Earnings per share
Extraordinary gains	$—	$—	$0.09
Earnings per share – assuming dilution
Extraordinary gains	$—	$—	$0.09

NOTE 12 – NON-CASH COMMITMENT AND WARRANTS

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

At March 31, 2002, the total of the Company’s exercisable warrants is 5,085,135. The average exercise price of the warrants at March 31, 2002 is $0.16 per share.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

NOTE 13 – CONVERTIBLE DEBT

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

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $113,288 to its financial advisor, in addition to the granting of an option to purchase an equivalent principal amount of convertible subordinated debt at the face amount thereof over a period of ten years. The aforementioned fee is currently included in other assets and is being amortized over the term of the debt. Amortization for the three months ended March 31, 2002 was $6,928.

During the year ended December 31, 2001, a total of $355,000 original debt and $46,109 of accrued and converted interest was converted into 1,605,346 shares of common stock at $0.25 per share. During the three months ended March 31, 2002, a total of $25,000 original debt and $4,142 of accrued and converted interest was converted into 116,567 shares of common stock at $0.25 per share.

During the three months ended March 31, 2002, the Company sold in a private placement to accredited investors $35,000 of convertible subordinated pay-in-kind notes, which are due and payable September 30, 2004. The debt bears interest at the rate of 11% per annum and is payable semi-annually in cash or additional convertible subordinated debt. This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. A total of $25,000 of this note was sold to an officer of the Company.

Subsequently, during April 2002, the Company sold in a private placement to accredited investors $593,000 of convertible subordinated pay-in-kind notes, which are due and payable September 30, 2004. The debt bears interest at the rate of 11% per annum and is payable semi-annually in cash or additional convertible subordinated debt.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Consulting Contract

During July 2000, the Company signed a contract with a consultant to provide information on possible partnering companies to divest or license certain rights to its technologies or products. The contract called for the payment of a $5,000 monthly retainer. This contract could be cancelled with a 60 day written notice. On January 24, 2001, the contract was modified to waive the termination notice, and was terminated effective February 1, 2001. Subsequently, in November 2001, the Company renegotiated this contract and signed a new six-month contract to provide information on possible partnering companies to divest or license certain rights to its technologies or products. The contract calls for the issuance of a stock option to purchase 250,000 shares of the Company’s stock at $0.25 per share, exercisable for ten years. The option has piggyback registration rights to be effective in the next SEC registration statement. See Note 10. The Company also agreed to pay a success fee based on a percentage of the transaction value of any divestiture or license brought about by this contract. In addition, if the success fee is earned by the consultant, the Company will issue a warrant to the consultant to purchase 100,000 shares of common stock at a 10% discount of fair market value.

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

NOTE 15 – RESTATEMENT OF WEIGHTED AVERAGE SHARES

During the quarter ended March 31, 2002, it was discovered that the Company mistakenly cancelled 850,000 shares of common stock in 1999. Under the terms of a settlement agreement and mutual general release and an escrow agreement each dated July 31, 1991 (collectively referred to as “settlement agreements”) among the Company, a shareholder, a consultant and certain other parties, the Company issued 850,000 shares in the name of the consultant and placed these shares into escrow. These shares were to be released to the consultant upon performance of certain services that were to be provided by the consultant no later than January 15, 1993. The settlement agreements also stated that the 850,000 shares of common stock would be distributed back to the original shareholder, if such services were not provided by the consultant. Such services were not provided by the consultant, in whole or in part, and all 850,000 shares were cancelled by the Company in 1999. However, instead of being cancelled the shares should have been returned to the original shareholder in 1999 pursuant to the settlement agreements. Therefore, the shares were reissued to the original shareholder and are reflected in the accompanying financial statements as if they were never cancelled.

The effect of this restatement is as follows for the three months ended March 31, 2001:

	As Previously
	Reported	As Restated

Weighted average shares outstanding	39,848,265	40,698,265
Basic and diluted net loss per common share	$(0.01)	$(0.01)

     NOTE 16 – SUBSEQUENT EVENTS

In April 2002, the Company granted options to purchase 100,000 shares of common stock to a consultant for services. The value of the options granted will be charged against consulting expenses during the second quarter.

For the period April 1, 2002, through May 8, 2002 (“Subsequent Event Period”), the Company sold in a private placement to accredited investors its 2002 subordinated convertible pay-in-kind notes due September 30, 2004 (“2002 convertible notes”), in the principal amount of $593,000 in cash. The 2002 convertible notes bear interest at the rate of 11% per annum payable semi-annually in cash or additional 2002 convertible notes. In connection with the placement by a broker/dealer of $75,000 principal amount of such 2002 convertible notes, the Company is obligated to pay a placement fee of 7.0%, in cash, together with an option to purchase 10% of the private placed amount or a warrant to acquire 10% of the shares which the private placement amount is converted, at a price equal to that paid by other investors in the note offering. No placement or finders fees are payable on $518,000 of such $593,000 principal amount of 2002 convertible notes placed through May 8, 2002. The 2002 convertible notes are convertible into shares of Company Common Stock at a conversion price per share equal to twenty-five cents ($0.25), subject to certain anti-dilution provisions. The Company offered the 2002 convertible notes pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. The proceeds from the placement of 2002 convertible notes will be used to satisfy outstanding payables and to pay operating costs, including salaries to key personnel, scientific development costs and patent application legal costs, and to pursue certain collaborative relationships with other biotechnology or pharmaceutical companies.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. Future operating results and the Company’s stock price may be affected by a number of factors, including, without limitation: availability of capital for research and development; availability of capital for clinical trials; opportunities for joint ventures and corporate partnering; opportunities for mergers and acquisitions to expand the Company’s biotechnology base or acquire revenue generating products; the results of preclinical and clinical trials, if any; regulatory approvals of product candidates new indications and manufacturing facilities; health care guidelines and policies relating to prospective Company products; intellectual property matters (patents); and competition. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1. Business”, and all subsections therein, including, without limitation, the subsections entitled, Technical Background, Government Regulation, Federal Drug Administration Regulation, Competition and Factors That May Affect the Company, and the section entitled “Market for Registrant’s Common Equity and Related Stockholder Matters”, all contained in the Company’s Annual Report (Form 10-KSB) for the fiscal year ended December 31, 2001. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission.

Results of Operations

Liquidity and Capital Resources

As of March 31, 2002, the Company had issued and outstanding 42,570,578 shares of its Common Stock. The Company is a development stage company and has no material assets other than cash. The Company had $16,076 in cash as of March 31, 2002. For the twelve-month period subsequent to March 31, 2002, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $800,000. In order to meet the foregoing cash requirements, the Company will have to raise funds through the issuance for cash of equity securities, convertible debt or loans. See Part II, Item 2. of this Form 10-QSB for a description of the Company’s recent private placement of additional convertible debt. There is no assurance, however, that the Company will be able to raise sufficient capital to meet its minimum cash requirements for the next 12 months. In addition, management is actively seeking a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, cash requirements may be met through royalty or licensing fees. As of the date hereof, the

Company has not entered into an agreement with any pharmaceutical or biotechnological company.

Three Months Ended March 31, 2002 and 2001

For the three months ended March 31, 2002, the Company realized a net loss from operations of $146,213 compared to a net loss from operations of $252,509 for the three months ended March 31, 2001. The Company’s decrease in net loss for the quarter ended March 31, 2002, was principally attributable to the net effect of several factors. Salaries decreased from the three months ended March 31, 2001, in the amount of $72,609 as the result of decreased personnel, professional fees decreased by $6,244, rent decreased by $9,036 as the result of the closure of an office and termination of a lease in San Diego, California, travel and entertainment decreased by $8,517, telephone and communications decreased by $6,316 and office expenses decreased by $7,336. Research and development increased by $3,133 and general and administrative expenses increased by $703. Capitalized costs associated with patents and patents pending, net of amortization, also increased over the three months ending March 31, 2001, by $27,583.

RESTATEMENT OF COMPANY FINANCIAL STATEMENTS

The Company’s financial statements for the years ended December 31, 2001 and 1999, respectively, have been restated to reflect the correction of an error in common stock outstanding and weighted average number of shares outstanding as of December 31, 2001. Subsequent to December 31, 2002, it was discovered that the Company mistakenly cancelled 850,000 shares of common stock in 1999. Under the terms of a settlement agreement and mutual general release and an escrow agreement each dated July 31, 1991 (collectively referred to as “settlement agreements”) among the Company, Dr. Simon Skurkovich, a third-party consultant and certain other parties, the Company issued 850,000 shares in the name of the consultant and placed those shares into escrow. These shares were to be released to the consultant upon performance of certain services that were to be provided by the consultant no later than January 15, 1993. The settlement agreements also stated that the 850,000 shares of common stock would be distributed to Dr. Simon Skurkovich, if such services were not provided by the consultant. Such services were not provided by the consultant, in whole or in part, and all 850,000 shares were cancelled by the Company in 1999. Instead of being cancelled, however, the shares should have been distributed to Dr. Simon Skurkovich in 1999 pursuant to the settlement agreements. Therefore, the shares are being reissued to Dr. Simon Skurkovich and are reflected in the accompanying financial statements as if they were never cancelled.

Part II

Item 2.	Changes in Securities

(c) (i) During the quarter ended March 31, 2002, Boris Skurkovich, M.D., a director of the Company, exercised certain of his non-qualified options to acquire 150,000 shares of Common Stock.

During the quarter ended March 31, 2002, the Company sold the principal amount of $35,000 of its 2002 Subordinated Convertible Pay-In-Kind Notes due September 30, 2004 (“2002 Convertible Notes”) in a private placement to accredited investors, paid in cash. The 2002 Convertible Notes bear interest at the rate of 11% per annum payable semi-annually in cash or additional 2002 Convertible Notes. The 2002 Convertible Notes are convertible into shares of Company Common Stock at a conversion price per share equal to twenty-five cents ($0.25), subject to certain anti-dilution provisions. The 2002 Convertible Notes are to be paid ratably with the Company’s Subordinated Convertible Debt due September 30, 2004. The holders of 2002 Convertible Notes are entitled to certain demand registration rights at the sole expense of such holders, and certain other registration rights. A total of $25,000 of such $35,000 principal amount of 2002 Convertible Notes was sold to Edmond Buccellato, President and CEO of the Company.

(ii) During the period April 1, 2002, through May 8, 2002 (“Subsequent Event Period”), the Company sold an additional principal amount of $593,000 of its 2002 Convertible Notes in a private placement to accredited investors, paid in cash. In connection with the placement of $75,000 principal amount of such 2002 Convertible Notes, the Company is obligated to pay a fee of 7%, in cash, together with an option to purchase $7,500 principal amount of 2002 Convertible Notes at par, exercisable for a period of ten years, or a warrant to purchase the number of shares of Common Stock underlying that same $7,500 principal amount of 2002 Convertible Notes at an exercise price of $0.25 per share, exercisable for a period of ten years. No placement or finders fees were payable on $553,000 of the aggregate $628,000 principal amount of 2002 Convertible Notes sold during the period February 20, 2002, through May 8, 2002, which is inclusive of the $35,000 sold during the quarter ended March 31, 2002. The Company offered the 2002 Convertible Notes pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. The proceeds from the placement of 2002 Convertible Notes will be used to satisfy outstanding payables and to pay operating costs, including salaries to key personnel, scientific development costs and patent application legal costs, and to pursue certain collaborative relationships with other biotechnology or pharmaceutical companies.

The form of 2002 Subordinated Convertible Pay-In-Kind Note is filed as an Exhibit to this Form 10-QSB. The form of the related Investors Rights Agreement is filed as an Exhibit to this Form 10-QSB.

During the Subsequent Event Period, pursuant to the Company’s 2000 Omnibus Equity Incentive Plan, the Company granted Cynthia Lander non-qualified stock options to purchase 100,000 shares of Common Stock, at an exercise price of $0.25 per share, for consulting services related to pharmaceutical partnering opportunities.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	(i)	Exhibit (10.8) Form of 2002 Subordinated Convertible Pay-In-Kind Note
	(ii)	Exhibit (10.9) Form of Investor Rights Agreement
(b)		No reports on Form 8-K were filed during the quarter for which this report on Form 10-QSB is filed.

Dated: May 14, 2002

Advanced Biotherapy, Inc.

By:	\s\ Edmond Buccellato	By:	\s\Thomas J. Pernice

	President and CEO		Secretary/Treasurer