Form 10QSB
period 2002-06-30
ADVANCED BIOTHERAPY INC
filed 2002-08-13
CIK 791833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for
the period ended June 30, 2002

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

[X]  YES        [   ]  NO

As of June 30, 2002, the Registrant had 43,553,483 shares of common stock, $0.001 par value, outstanding.

ITEM			PAGE

PART I.

1.	Financial Statements

	a.	Accountant’s Review Report	1

	b.	Balance Sheets — June 30, 2002 (unaudited) and December 31, 2001	2

	c.	Statements of Operations — Three Months Ended June 30, 2002, June 30, 2001, Six Months Ended June 30, 2002, June 30, 2001 and from Inception through June 30, 2002	3

	d.	Statements of Stockholders’ Equity (Deficit)	4

	e.	Statement’s of Cash Flows — Six Months Ended June 30, 2002, June 30, 2001 and from Inception through June 30, 2002.	5

	f.	Notes to Financial Statements	6-23

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		24

PART II.

2.	Changes in Securities		26

6.	Exhibits and Reports on Form 8-K		27

ADVANCED BIOTHERAPY, INC.
(A Development Stage Enterprise)
REVIEWED FINANCIAL STATEMENTS
June 30, 2002

WILLIAMS & WEBSTER PS
Certified Public Accountants
Bank of America Financial Center
W 601 Riverside, Suite 1940
Spokane, WA 99201
(509) 838-5111

PART I

ITEM 1. FINANCIAL STATEMENTS

The Board of Directors
Advanced Biotherapy, Inc.
Woodland Hills, CA

ACCOUNTANT’S REVIEW REPORT

We have reviewed the accompanying balance sheet of Advanced Biotherapy, Inc., (a development stage company) as of June 30, 2002, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the six months ended June 30, 2002 and 2001 and for the period from December 2, 1985 (inception) to June 30, 2002. All information included in these financial statements is the representation of the management of Advanced Biotherapy, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated little revenue in the past years, and has suffered recurring losses from operations resulting in an accumulated deficit of $5,634,571 at June 30, 2002. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 26, 2002

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

ASSETS

	June 30,
	2002	December 31,
	(unaudited)	2001

CURRENT ASSETS
Cash	$1,210,646	$36,615
Marketable securities	2,000,000	—
Notes receivable — related party	246,619	246,619
Interest receivable — related party	39,594	31,579
Deposits and prepaid expenses	13,219	40,710

Total Current Assets	3,510,078	355,523

PROPERTY AND EQUIPMENT, net of accumulated depreciation	3,548	4,888

OTHER ASSETS
Deferred loan origination fees, net of accumulated amortization	98,054	74,791
Patents and patents pending, net of accumulated amortization	317,079	264,493

Total Other Assets	415,133	339,284

TOTAL ASSETS	$3,928,759	$699,695

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$138,302	$142,206
Accounts payable — related party	—	9,740
Accrued expenses — related party	1,905	13,600

Total Current Liabilities	140,207	165,546

LONG-TERM DEBT
Convertible notes payable	4,808,334	1,314,301
Notes payable to related parties	127,631	127,631

Total Long-Term Debt	4,935,965	1,441,932

Total Liabilities	5,076,172	1,607,478

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 100,000,000 shares authorized, 43,553,483 and 42,303,611 shares issued and outstanding, respectively	43,552	42,303
Additional paid-in capital	3,923,423	3,640,657
Stock options and warrants	520,183	477,683
Deficit accumulated during development stage	(5,634,571)	(5,068,426)

Total Stockholders’ Equity (Deficit)	(1,147,413)	(907,783)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,928,759	$699,695

See accompanying notes and accountant’s review report.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

					From Inception
					(December 2, 1985)
	Three Months Ended June 30,		Six Months Ended June 30,		through
	2002	2001	2002	2001	June 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$—	$—	$—	$—	$89,947

OPERATING EXPENSES
Research and development	51,916	39,479	81,978	66,408	2,360,350
Promotional fees	8,839	(375)	9,079	625	25,623
Professional fees	192,243	101,752	263,627	179,380	2,211,060
Directors’ fees	—	—	—	—	29,080
Depreciation and amortization	17,032	12,037	29,851	23,579	511,734
Salaries and benefits	—	11,576	—	84,185	1,009,860
Insurance	13,219	11,500	26,438	23,959	85,412
Shareholder relations and transfer fees	3,000	5,070	7,000	10,421	183,547
Rent	—	18,943	—	27,979	156,116
Travel and entertainment	23,755	7,965	30,271	22,998	129,427
Telephone and communications	1,037	3,914	1,659	10,852	29,039
Office	2,178	3,845	3,288	12,291	46,408
General and administrative	10,450	8,494	16,691	14,032	598,337

Total Operating Expenses	323,669	224,200	469,882	476,709	7,375,993

Loss From Operations	(323,669)	(224,200)	(469,882)	(476,709)	(7,286,046)
Other Income (Expense)
Miscellaneous income	—	—	—	—	22,000
Interest and dividend income	6,225	7,885	10,284	21,013	77,277
Internal gain on sale of securities	—	—	—	—	157,520
Accounts payable forgiveness	—	—	—	—	45,396
Loss on disposal of office equipment	—	(2,224)	—	(2,224)	(2,224)
Interest expense	(72,498)	(40,801)	(106,547)	(81,112)	(695,931)

Total Other Income (Expense)	(66,273)	(35,140)	(96,263)	(62,323)	(395,962)

Loss Before Income Taxes	(389,942)	(259,340)	(566,145)	(539,032)	(7,682,008)
Income Taxes	—	—	—	—	—

Loss Before Extraordinary Item	(389,942)	(259,340)	(566,145)	(539,032)	(7,682,008)
Extraordinary item, forgiveness of debt	—	—	—	—	2,047,437

NET LOSS	$(389,942)	$(259,340)	$(566,145)	$(539,032)	$(5,634,571)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON STOCK SHARES OUTSTANDING	43,126,819	40,698,265	42,747,678	40,698,265

See accompanying notes and accountant’s review report.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During
			Paid-in	Options and	Development
	Shares	Amount	Capital	Warrants	Stage

Balance, December 31, 2000	40,698,265	$40,698	$3,233,040	$379,403	$(4,048,125)
Common stock issued in exchange for convertible debt at $0.25 per share	1,605,346	1,605	399,504	—	—
Contribution of capital by shareholders in form of foregone interest and rent	—	—	8,113	—	—
Stock warrants issued in exchange for services	—	—	—	23,280	—
Stock options issued in exchange for services	—	—	—	75,000	—
Net loss for the year ended December 31, 2001	—	—	—	—	(1,020,301)

Balance, December 31, 2001	42,303,611	42,303	3,640,657	477,683	(5,068,426)
Contribution of capital by shareholders in form of foregone interest	—	—	3,046	—	—
Common stock issued in exchange for convertible debt at $0.25 per share	1,099,872	1,099	273,870	—	—
Stock issued for cash at an average price of $0.04 per share from the exercise of options	150,000	150	5,850	—	—
Stock options issued in exchange for services	—	—	—	42,500	—
Net loss for the six months ended June 30, 2002	—	—	—	—	(566,145)

Balance, June 30, 2002 (Unaudited)	43,553,483	$43,552	$3,923,423	$520,183	$(5,634,571)

Summary of required information regarding stock issuances can be found in Note 8.

See accompanying notes are accountant’s review report.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			From Inception
			(December 2, 1985)
	Six Months Ended June 30,		through
	2002	2001	June 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(566,145)	$(539,032)	$(5,634,571)
Extraordinary gain	—	—	(2,047,437)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	29,851	23,579	511,734
Loss on disposal of equipment	—	2,224	2,224
Investment income	—	—	(157,520)
Expenses paid through issuance of common stock	—	—	231,340
Expenses paid through issuance of common stock warrants and options	42,500	7,800	309,445
Interest expense accrued to convertible debt	103,501	77,262	308,412
Expenses paid through contribution of additional paid-in capital	3,046	4,750	48,992
Organization costs	—	—	(9,220)
Decrease (increase) in:
Deposits and prepaid expenses	27,491	6,215	(13,219)
Interest receivable	(8,015)	(13,556)	(39,594)
Deferred loan origination cost	(40,845)	—	(154,133)
Increase (decrease) in:
Accounts payable	(25,339)	38,652	140,207
Accounts and notes payable, related parties	—	—	127,631
Payroll and payroll taxes payable	—	—	2,046,353
Accrued interest	—	—	9,962

Net cash used in operating activities	(433,955)	(392,106)	(4,319,394)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	—	(48,003)
Internal gain on sale of securities	—	—	157,520
Purchase of investments	(2,000,000)	(250,432)	(2,000,000)
Acquisition of patents	(63,514)	(61,801)	(424,612)

Net cash used in investing activities	(2,063,514)	(312,233)	(2,315,095)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,000	—	2,455,754
Proceeds from convertible notes	3,665,500	—	5,176,000
Proceeds from notes payable	—	—	388,508
Payments on notes payable	—	—	(175,127)

Net cash provided by financing activities	3,671,500	—	7,845,135

Net increase (decrease) in cash	1,174,031	(704,339)	1,210,646
Cash, beginning	36,615	758,267	—

Cash, ending	$1,210,646	$53,928	$1,210,646

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$—	$—	$339,927

Income taxes paid	$—	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued in exchange for professional fees and expenses	$—	$—	$340,869
Contributed expenses	$3,046	$4,750	$48,992
Common stock issued for a loan payable	$—	$—	$213,381
Common stock issued for notes receivable	$—	$—	$246,619
Options issued for services	$42,500	$—	$117,500
Warrants issued for services	$—	$7,800	$191,945
Accrued interest paid by convertible debt	$103,501	$77,262	$308,412
Common stock issued for convertible debt	$274,969	$—	$676,078

See accompanying notes and accountant’s review report.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

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

For the six months ended June 30, 2002, the Company incurred a net loss of $566,145 and had an accumulated deficit during the development stage of $5,634,571 for the period then ended. Although the Company raised over $3.6 million in convertible debt during the quarter ended June 30, 2002 to fund research and development costs and operations, it does not have a source of revenues to continue its operations, research and development costs or to service its debt at maturity beyond such funding. For the twelve-month period subsequent to June 30, 2002, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $1,500,000, and therefore, believes that it has adequate cash to maintain operations during that period. The future of the Company is dependent upon future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system. Management’s goal is to actively seek a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, future cash requirements may be met through licensing fees and royalties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

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

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On October 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 has not affected the Company’s financial statements. The Company does not have assets with indeterminate lives.

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS 144 replaces SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements (Continued)

believe that the adoption will have a material impact on the financial statements of the Company.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. FASB 145 amended FASB 13 to eliminate an inconsistency between the required accounting for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations.

Interim Financial Statements

The interim financial statements as of and for the quarter ended June 30, 2002, included herein, have been prepared for the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Taxes (Continued)

At June 30, 2002, the Company had net deferred tax assets of approximately $1,106,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.

At June 30, 2002, the Company’s net operating loss carryforwards amount to approximately $4,424,000, which expires in the years 2002 through 2022. At December 31, 2001, approximately $288,000 of net operating losses expired. Approximately $878,000 of net operating losses will expire on December 31, 2002.

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

Promotional Fees

Promotional fees are charged to operations in the year incurred. Promotional fees amounted to $9,079 and $625 for the six months ended June 30, 2002 and 2001, respectively.

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

Deferred Loan Origination Fees

During the year ended December 31, 2000, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note 13. These loan origination fees, which totaled $52,352, net of accumulated amortization at June 30, 2002, are amortized over the life of the related debt. During the six months ended June 30, 2002, the Company recorded amortization expense in the amount of $13,856 related to these fees.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Loan Origination Fees (Continued)

During the period ended June 30, 2002, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note 13. These loan origination fees, which totaled $37,119, net of accumulated amortization at June 30, 2002, are amortized over the life of the related debt. During the six months ended June 30, 2002, the Company recorded amortization expense in the amount of $3,726 related to these fees.

Revenue Recognition

Upon entering into license agreements with other companies, revenue will be recognized when fees are received. Prior to 1994, revenues were recognized when fees for services related to research activities were received.

Fair Value of Financial Instruments

The carrying amounts for cash, deposits, investments, prepaid expenses, receivables, accounts payable, loans and notes payable, accrued liabilities, and convertible debt approximate their fair value.

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

At June 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to five years.

The following is a summary of property, equipment and accumulated depreciation at June 30, 2002:

		Accumulated
	Cost	Depreciation

Lab equipment	$27,582	$27,582
Office equipment	12,874	9,325
Furniture and fixtures	1,302	1,302

	$41,758	$38,209

Depreciation expense for the six months ended June 30, 2002 and 2001 was $1,339 and $1,824, respectively.

NOTE 4 — INVESTMENTS

Marketable Securities

The Company’s investments in equity securities that are intended to be held for a short period are classified as trading securities. These securities are recorded at fair value under marketable securities in current assets on the balance sheet with the change in fair value during the period included in earnings. During the period ended June 30, 2002, there was no change in the fair market value of the securities.

Available-for-Sale Securities

The Company’s investments in debt securities that are intended to be held for an indefinite period, yet not to maturity, are classified as available-for-sale. Available-for-sale securities are recorded at fair value under investments in other assets on the balance sheet with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. During the year ended December 31, 2001, the Company liquidated its investment in a single corporate bond at no gain or loss and has not had available-for-sale securities since that transaction.

NOTE 5 — INTANGIBLE ASSETS

Patents and Patents Pending

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over seventeen years. The Company’s patents relate to the treatment of autoimmune diseases.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 5 — INTANGIBLE ASSETS (Continued)

Patents and Patents Pending (Continued)

The following is a summary of the costs of patents and patents pending at June 30, 2002:

		Accumulated
	Cost	Amortization	Net Amount

Balance, December 31, 2000	$251,120	$(77,611)	$173,509
2001 Activity	109,977	(18,993)	90,984

Balance, December 31, 2001	361,097	(96,604)	264,493
2002 Activity	63,517	(10,931)	52,586

Balance, June 30, 2002	$424,614	$(107,535)	$317,079

NOTE 6 — RELATED PARTY TRANSACTIONS

Current Transactions

During the period ended June 30, 2002, the Company sold $25,000 of subordinated convertible pay-in-kind note to a related party. See Note 13.

During the period ended June 30, 2002, the Company has included in professional fees, $60,000 paid to a director in connection with the sale of subordinated debt. See Note 13.

The Company has notes receivable in the amount of $246,619 from shareholders of the Company in connection with a payment plan for the purchase of Company stock. The notes accrue interest at a rate of 6.5% per annum and are payable on December 31, 2002.

Notes payable to related parties consist of notes payable to the former chairman and principal shareholder. During 2000, $85,750 of the notes was used to offset a bonus stock sale. The note has no specific due date, is currently uncollateralized, and is non-interest bearing, however, interest is calculated at the applicable federal rate each quarter. The calculated interest of $3,046 was recorded as interest expense and contributed capital in the accompanying financial statements.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 6 — RELATED PARTY TRANSACTIONS (Continued)

Transactions in 1999 (Continued)

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

Transactions Involving Leased Space

During 2000, the Company received the use of approximately 3,500 square feet of commercial building space on a rent-free basis from a firm principally owned by one of the Company’s directors. The utilization of the facility in this manner was mutually beneficial to the Company and the owner of this otherwise empty facility. No formal agreement memorialized this month-to-month arrangement. The value of the use of the facility was approximately $150 per month, and was recorded in the financial statements as rent expense and contributed capital.

During 2000, the Company leased office space from a company owned in part by a shareholder. The minimum base lease payment was $4,800 annually. This lease was terminated effective December 31, 2000. See Note 14.

The Company’s trading security investment is in one auction rate preferred money market alternative that rolls every seven days at the then market interest rate.

NOTE 7 — CONCENTRATIONS

The Company maintains cash in a money market account at a bank in California. The funds on deposit are not insured by the FDIC, and therefore, a total of $1,210,646 is at risk on June 30, 2002.

NOTE 8 — COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Information regarding the number of shares issued and consideration received is as follows:

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 8 — COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

	Common Stock

	Average			Additional
	price per			Paid-in
	share	Shares	Amount	Capital

Common stock issued for cash:
1985	$.50	100,000	$100	$49,900
1986	1.00	639,500	640	678,861
1987	1.00	850,500	850	759,650
1988	1.00	25,000	25	24,975
1993	.25	2,402,000	2,402	475,900
1995	.05	1,000,000	1,000	49,000
1996	.05	520,000	520	25,480
1997	.09	1,800,500	1,801	153,749
1998	.10	305,000	305	30,195
1999	.05	3,158,000	3,158	151,993

		10,800,500	10,801	2,399,703

Common stock issued for patents assigned:
1984	.01	550,000	5,500	—
1985, adjustment to reflect change in number and par value of shares outstanding	—	2,750,000	(2,200)	2,200

		3,300,000	3,300	2,200

Common stock issued for acquisitions:
1985	.01	13,333,500	13,334	(41,112)

Common stock issued for note receivable:
1986	1.00	10,000	10	9,990
2000	.05	4,932,380	4,932	241,687

		4,942,380	4,942	251,677

	Common Stock

	Average				Additional
	price per				Paid-in
	share	Shares		Amount	Capital

Contribution of additional paid-in capital:
1991	$—		—	$—	$35,825
1999	—		—	—	28,098
2000	—		—	—	9,735

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 8 — COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

	Common Stock

	Average			Additional
	price per			Paid-in
	share	Shares	Amount	Capital

2001	—	—	—	8,113

2002	—	—	—	3,046

		—	—	84,817

Stock subscriptions:
1999	.05	650,000	650	31,850

Cancellation of escrowed shares in
1999	001	(850,000)	(850)	850
Reissued escrowed shares cancelled in error:
2001- See Note 15	001	850,000	850	(850)

		—	—	—

Common stock issued for services(1):
1988	.50	25,000	25	12,475
1989	.38	25,000	25	9,475
1990	.66	37,375	37	24,635
1991	.51	159,500	160	81,010
1992	.75	62,500	62	46,563
1993	.25	120,000	120	29,880
1996	.05	308,500	308	13,832
1997	.05	155,500	155	7,619
1999	.05	99,190	99	4,860

		992,565	991	230,349

Common stock issued to replace unrecorded certificates:
1988	001	1,200	1	(1)
1992	001	500	1	(1)
2000	001	100,000	100	(100)

		101,700	102	(102)

Common stock issued for forgiveness of accounts payable(1):
1990	.50	25,000	25	12,475
1996	.05	150,000	150	7,350

		175,000	175	19,825

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 8 — COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

	Common Stock

	Average			Additional
	price per			Paid-in
	share	Shares	Amount	Capital

	.04	150,000	150	5,850

Common stock issued in payment of notes payable(1):
1993	$.25	200,000	$200	$49,800
2000	.05	1,714,995	1,715	84,035

		1,914,995	1,915	133,835

Common stock issued in payment of loans payable(1):
2000	.05	2,552,625	2,553	125,078

Common stock issued for commissions(1):
1993	.001	1,260,000	1,260	—

Common stock issued for convertible debt:
2001	.25	1,605,346	1,605	399,504
2002	.25	1,099,872	1,099	273,870

		2,705,218	2,704	673,374

Stock options exercised:
1997	.01	325,000	325	2,929
2000	.01	350,000	350	3,150
2002	.04	150,000	150	5,850

		825,000	825	11,929

Total		43,553,483	$43,552	$3,923,423

(1)	Per share amounts determined by information deemed most reliable based on circumstances of each case: trading price at time of issuance or value of services received.

Effective with the merger of Advanced Biotherapy Concepts, Inc. into its wholly owned subsidiary, each issued and outstanding share of Advanced Biotherapy Concepts, Inc. common stock was converted automatically into one share of $0.001 par value common stock of Advanced Biotherapy, Inc.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 8 — COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

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

NOTE 9 — PREFERRED STOCK

With the merger into its Delaware subsidiary, the Company has authorized 20,000,000 shares of $0.001 par value preferred stock authorized. As of June 30, 2002, the Company has not issued any of its preferred stock.

NOTE 10 — STOCK OPTIONS AND ISSUANCE COMMITMENTS

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

Stock options granted to a director of the Company for 325,000 shares at a price of $0.01 were exercised in 1997. On December 31, 1999, three officers of the Company received 842,953 stock options in partial payment of accrued salaries in the amount of $210,738. In addition the same three officers forgave the balance of their accrued salaries and interest in the amount of $1,482,209. See Note 6. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.10, risk free interest rate of 5%, expected life of 5 years, and expected volatility of 30% and no dividends are expected to be paid. At December 31, 1999, the Company recorded $210,738 ($0.25 per option) to reduce accrued wages for the value of these options based upon these Black Scholes

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 10 — STOCK OPTIONS AND ISSUANCE COMMITMENTS (Continued)

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

During April 2002, the Company issued stock options to purchase 100,000 shares of the Company’s stock at $0.25 per share to a consultant. The options are exercisable immediately and expire on April 15, 2011. The options have piggyback registration rights to be effective in the next SEC registration statement. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.25, risk free interest rate of 5%, expected life of 9 years, and expected volatility of 98% and no dividends are expected to be paid. At April 15, 2002, the Company recorded $28,900 ($0.289 per option) to professional fees for the value of these options based upon these Black Scholes assumptions.

Following is a summary of the status of the options during the six months ended June 30, 2002 and the year ended December 31, 2001:

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 10 — STOCK OPTIONS AND ISSUANCE COMMITMENTS (Continued)

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at January 1, 2001	2,527,953	$0.11
Granted	250,000	0.25
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2001	2,777,953	0.14
Granted	180,000	0.25
Exercised	(150,000)	0.04
Forfeited	(860,000)	0.20

Outstanding at June 30, 2002	1,947,953	0.13

Options exercisable at June 30, 2002	1,947,953	$0.13

Weighted average fair value of options granted in 2002		$0.24

NOTE 11 — INCOME (LOSS) PER SHARE

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

Required earnings per share information related to extraordinary income is as follows:

	Quarter Ended		From Inception
			(December 2, 1985)
	June 30,	June 30,	through
	2002	2001	June 30, 2002

Earnings per share
Extraordinary gains	$—	$—	$0.05

Earnings per share — assuming dilution
Extraordinary gains	$—	$—	$0.05

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 12 — NON-CASH COMMITMENT AND WARRANTS

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

At June 30, 2002, the total of the Company’s exercisable warrants is 5,085,135. The average exercise price of the warrants at June 30, 2002 is $0.16 per share.

NOTE 13 — CONVERTIBLE DEBT

2000 Convertible Notes

During the year ended December 31, 2000, the Company sold in a private placement to accredited investors $1,510,500 of convertible subordinated debt due and payable September 30, 2004. The debt bears interest at the rate of 10% per annum and is payable semi-annually in cash or additional convertible subordinated debt. The unpaid accrued interest at June 30, 2002, December 31, 2001, June 30, 2001 and December 31, 2000 of $60,894, $77,979, $77,262 and $49,669, respectively, was converted to additional convertible debt.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $113,288 to its financial advisor, in addition to the granting of an option to purchase an equivalent principal amount of convertible subordinated debt at the face amount thereof over a period of ten years. The aforementioned fee is currently included in other assets and is being amortized over the term of the debt. Amortization for the six months ended June 30, 2002 was $13,856.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 13 — CONVERTIBLE DEBT (Continued)

2000 Convertible Notes (Continued)

During the year ended December 31, 2001, a total of $355,000 original debt and $46,109 of accrued and converted interest was converted into 1,605,346 shares of common stock at $0.25 per share. During the six months ended June 30, 2002, a total of $235,000 original debt and $39,968 of accrued and converted interest was converted into 1,099,872 shares of common stock at $0.25 per share.

2002 Convertible Notes due September 30, 2004

During the six months ended June 30, 2002, the Company sold in a private placement to accredited investors 2002 subordinated convertible pay-in-kind notes due September 30, 2004 (“2002-2004 convertible notes”), in the principal amount of $1,145,500 in cash. The 2002-2004 convertible notes bear interest at the rate of 11% per annum payable semi-annually in cash or additional 2002-2004 convertible notes.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $40,845 to two advisors, together with an option to purchase 10% of the private placed principal amount or a warrant to acquire 10% of the shares which the private placement amount is converted, at a price equal to that paid by other investors in the note offering. Amortization of the loan origination fee for the six months ended June 30, 2002 was $3,726.

2002 Convertible Notes due June 1, 2006

During the six months ended June 30, 2002, the Company sold in a private placement to accredited investors its 2002 subordinated convertible pay-in-kind notes due June 1, 2006 (“2002-2006 convertible notes”), in the principal amount of $2,520,000 in cash. The 2002-2006 convertible notes bear interest at the rate of 11% per annum payable semi-annually in cash or additional 2002-2006 convertible notes.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a related party a professional fee of $60,000.

Subsequently, during July 2002, the Company sold an additional $35,000 of convertible subordinated pay-in-kind notes, which are due and payable June 1, 2006. The debt bears interest at the rate of 11% per annum and is payable semi-annually in cash or additional convertible subordinated debt.

The proceeds from the two placements of 2002 convertible notes will be used to satisfy outstanding payables and to pay operating costs, including salaries to key personnel, scientific development costs and patent application legal costs, and to pursue certain collaborative relationships with other biotechnology or pharmaceutical companies.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 14 — COMMITMENTS AND CONTINGENCIES

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

Contract

During June 2002, the Company entered into a cooperative agreement with the Department of Energy’s (DOE) Pacific Northwest National Laboratory (PNNL) for Research and Development. According to this agreement, the Company will be responsible for up to 50% of the costs associated with the research and development, principally represented by non-cash in-kind contributions of approximately $480,000 over a period of two years. In return, DOE, has granted the Company a non-exclusive, non-transferable, royalty-free, field-of-use license to any inventions PNNL derives under the agreement. The Company also has a first option to negotiate for greater rights, such as exclusive, transferable, domestic and foreign marketing and development rights. If the Company obtains the right to sublicense, the sublicenses must be royalty-bearing, and, subject to negotiation, the Company will pay a reasonable royalty to PNNL, which will share prospective royalties with a Russian research facility, upon commercialization, if any, of the antibodies.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 15 — RESTATEMENT OF WEIGHTED AVERAGE SHARES

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

The effect of this restatement is as follows for the six months ended June 30, 2001:

	As Previously
	Reported	As Restated

Weighted average shares outstanding	39,848,265	40,698,265
Basic and diluted net loss per common share	$(0.01)	$(0.01)

NOTE 16 — SUBSEQUENT EVENTS

Subsequent to the financial statements, the Company sold an additional $35,000 of convertible subordinated pay-in-kind notes, which are due and payable June 1, 2006. The debt bears interest at the rate of 11% per annum and is payable semi-annually in cash or additional convertible subordinated debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. Future operating results and the Company’s stock price may be affected by a number of factors, including, without limitation: availability of capital for research and development; availability for capital for clinical trials; opportunities for joint ventures and corporate partnering; opportunities for mergers and acquisitions to expand the Company’s biotechnology base or acquire revenue generating products; the results of preclinical and clinical trials, if any; regulatory approvals of product candidates new indications and manufacturing facilities; health care guidelines and policies relating to prospective Company products; intellectual property matters (patents); and competition. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1 Business”, and all subsections therein, including, without limitation, the subsections entitled, Technical Background, Government Regulation, Federal Drug Administration Regulation, and Factors That May Affect the Company, and the section entitled “Market for Registrant’s Common Stock and Related Stockholder Matters”, all contained in the Company’s Annual Report (Form 10-KSB) for the fiscal year ended December 31, 2001.

Results of Operations

Liquidity and Capital Resources

As of June 30, 2002, the Company has issued and outstanding 43,553,483 shares of its Common Stock. The Company is a development stage company and has no material assets other than cash. The Company had $3,210,646 in cash and short-term investments as of June 30, 2002. For the twelve-month period subsequent to June 30, 2002, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $1,500,000, and therefore, believes that it has adequate cash to maintain operations during that period.

Three Months Ended June 30, 2002 and 2001

For the three months ended June 30, 2002, the Company realized a net loss of $383,616 compared to a net loss of $259,340 for the three months ended June 30, 2001. The Company had increases in expenses over 2001 principally related to the following: professional fees in the amount of $90,941 principally due to increased legal fees related to amendments to the Company’s registration statement covering shares underlying its convertible subordinated debt due September 30, 2004 and other regulatory filing requirements with the Securities and Exchange Commission and other corporate matters, and payment to Mr. Lawrence Loomis, one of the Company’s directors, for consulting services related to the placement of the Company’s 2002 subordinated convertible pay-in-kind note due June 1, 2006, increased research and development expenses in the amount of $12,437, increased directors’ fees of $60,000 related to services provided, increased depreciation and amortization in the amount of $4,995, increased promotional fees related to the issuance and publication of press releases and increased interest expense in the amount of $31,697 related to the Company’s convertible subordinated debt and subordinated convertible pay-in-kind notes, all net of decreased salaries and benefits of $11,576 and decreased rent of $18,943.

Six Months Ended June 30, 2002 and 2001

For the six months ended June 30, 2002, the Company realized a net loss of $559,819 compared to a net loss of $539,032 for the six months ended June 30, 2001. The Company had increases in expenses over 2001 related to the following: increased interest expense in the amount of $75,543 related to the Company’s convertible subordinated debt and subordinated convertible pay-in-kind notes, and increased expenditures for legal fees related to amendments to its registration statement and other regulatory filing requirements with the Securities and Exchange Commission, other corporate matters, and patents and patents pending in the aggregate amount of $87,763, increased research and development expenses in the amount of $15,570, increased directors’ fees of $60,000 related to services provided by Mr. Lawrence Loomis, one of the Company’s directors for services related to capital formation, increased depreciation and amortization in the amount of $17,977, increased rent in the amount of $127,079, all net of decreased salaries and benefits of $84,185 and decreased rent of $27,979.

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

Part II

Item 2.

     (c)  During the quarter ended June 30, 2002, the Company sold approximately $1,110,500 principal amount of its Subordinated Convertible Pay-In-Kind Notes due September 30, 2004 (“2002 Convertible Notes Due 2004”) in a private placement to accredited investors, paid in cash. The sale of $593,000 of such $1,110,000 principal amount of 2002 Convertible Notes Due 2004 was reported previously by the Company in its Form 10-QSB for the quarter ended March 31, 2002. The 2002 Convertible Notes Due 2004 bear interest at the rate of 11% per annum payable semi-annually in cash or additional 2002 Convertible Notes Due 2004. The 2002 Convertible Notes Due 2004 are convertible into shares of Company Common Stock at a conversion price per share equal to twenty-five cents ($0.25), subject to certain anti-dilution provisions. The 2002 Convertible Notes Due 2004 are to be paid ratably with the Company’s Subordinated Convertible Debt due September 30, 2004 and the Company’s Subordinated Convertible Pay-In-Kind Notes due June 1, 2006. The holders of 2002 Convertible Notes Due 2004 are entitled to certain demand registration rights at the sole expense of such holders, and certain other registration rights. In connection with the placement of $585,500 principal amount of such 2002 Convertible Notes Due 2004, the Company paid a fee of 7%, in cash, together with warrants to purchase 234,200 shares of Common Stock at an exercise price of $0.25 per share, exercisable for a period of ten years. The Company paid such 7% placement fee together with costs, in the aggregate amount of $41,195 in cash. In addition, a $10,000 fee was paid in cash to Director Lawrence Loomis in connection with the placement of $500,000 principal amount of 2002 Convertible Notes Due 2004 to Richard Kiphart, who purchased such securities prior to his becoming a Director of the Company. The Company offered the 2002 Convertible Notes Due 2004 pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. The proceeds from the placement of 2002 Convertible Notes Due 2004 have been, and will be, used for working capital, including salaries of management, scientific development costs and patent application legal costs, preclinical trial costs, Phase I Investigational New Drug Applications for two specific autoimmune diseases, including related clinical studies, and to pursue certain collaborative relationships with other biotechnology or pharmaceutical companies.

     During the quarter ended June 30, 2002, the Company sold the principal amount of $2,520,000 of its Subordinated Convertible Pay-In-Kind Notes due June 6, 2006 (“2002 Convertible Notes Due 2006”) in a private placement to accredited investors, paid in cash. The 2002 Convertible Notes Due 2006 bear interest at the rate of 11% per annum payable semi-annually in cash or additional 2002 Convertible Notes Due 2006. The 2002 Convertible Notes Due 2006 are convertible into shares of Company Common Stock at a conversion price per share equal to twenty-five cents ($0.25), subject to certain anti-dilution provisions. The 2002 Convertible Notes Due 2006 are to be paid ratably with the Company’s Subordinated Convertible Debt due September 30, 2004, and the Company’s 2002 Convertible Notes Due 2004. The holders of 2002 Convertible Notes Due 2006 are entitled to certain piggyback registration rights. A total of $2,500,000 of such $2,520,000 principal amount of 2002 Convertible Notes Due 2006 was sold to Richard Kiphart, a director of the Company.

     In connection with the placement of $2,500,000 principal amount of such 2002 Convertible Notes Due 2006, the Company paid an aggregate fee of $50,000 in cash to Director Lawrence Loomis. The Company offered the 2002

Convertible Notes Due 2006 pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. The proceeds from the placement of 2002 Convertible Notes Due 2006 will be used for working capital, including salaries of management, scientific development costs and patent application legal costs, preclinical trial costs, Phase I Investigational New Drug Applications for two specific autoimmune diseases, including related clinical studies, and to pursue certain collaborative relationships with other biotechnology or pharmaceutical companies.

     The form of 2002 Convertible Pay-In-Kind Notes Due June 1, 2006, is filed as an Exhibit to this Form 10-QSB. The form of the related Investors Rights Agreement also is filed as an Exhibit to this Form 10-QSB.

Item 6. Exhibits and Reports on Form 8-K.

(a)	(i)	Exhibit (4.1) Form of Registrant’s Common Stock Certificate
	(ii)	Exhibit (10.10) Form of 2002 Subordinated Convertible Pay-In-Kind Note Due June 1, 2006
	(iii)	Exhibit (10.11) Form of Investor Rights Agreement
	(iv)	Exhibit (99.1) Certification of Periodic Financial Report
(b)	The following reports on Form 8-K were filed during the quarter ended June 30, 2002, for which this report on Form 10-QSB is filed:

May 20, 2002 May 28, 2002 June 5, 2002 June 10, 2002 June 17, 2002 June 19, 2002 June 20, 2002	Item 5. Other Events Item 5. Other Events Item 5. Other Events Item 5. Other Events Item 5. Other Events Item 5. Other Events Item 5. Other Events

Dated: August 12, 2002
Advanced Biotherapy, Inc.

By:	s/ Edmond F. Buccellato President and CEO	s/ William Finkelstein Chief Financial Officer