Form 10QSB/A
period 2002-06-30
ADVANCED BIOTHERAPY INC
filed 2002-08-23
CIK 791833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A

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

The purpose of this amendment is to correct errors the Company discovered in certain comparisons made between quarterly periods in Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in the Company’s Quarterly Report on Form 10-QSB for the second quarter ended June 30, 2002, filed August 13, 2002 (“Original Filing”). All other items in the Original Filing not expressly changed herein shall be as set forth in the Original Filing, including, without limitation, the financial statements presented in the Original Filing.

The following is a summary of the errors discovered by the Company:

a.	The Company’s net loss for the three months ended June 30, 2002, was $389,942 rather than $383,616;

b.	The increase in professional fees over the comparable quarter ended June 30, 2001, of $90,941 includes the sum of $60,000 paid to a director, and such $60,000 was incorrectly described as a separate Company expense in addition to its inclusion in professional fees;

c.	The Company’s net loss for the six months ended June 30, 2002, was $566,145 rather than $559,819;

d.	The increase in interest expense over the comparable six months ended June 30, 2001, was $25,435 rather than $75,543;

e.	The increase in depreciation and amortization over the comparable six months ended June 30, 2001, was $6,272 rather than $17,977.

All information in this amendment on Form 10-QSB/A and the Original Filing is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Securities and Exchange Commission subsequent to the date of such reports.

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

Three Months Ended June 30, 2002 and 2001

     For the three months ended June 30, 2002, the Company realized a net loss of $389,942 compared to a net loss of $259,340 for the three months ended June 30, 2001. The Company had increases in expenses over the quarter ended June 30, 2001 principally related to the following: professional fees in the amount of $90,941 principally due to increased legal fees related to amendments to the Company’s registration statement covering shares underlying its convertible subordinated debt due September 30, 2004, and other regulatory filing requirements with the Securities and Exchange Commission, and payment of $60,000 to Mr. Lawrence Loomis, one of the Company’s directors, for consulting services related to the placement of the Company’s Convertible Notes, increased research and development expenses in the amount of $12,437, increased depreciation and amortization in the amount of $4,995, increased promotional fees related to the issuance and publication of press releases in the amount of $9,214, increased travel expenses in the amount of $15,790 related to business development and other Company matters, and increased interest expense in the amount of $31,697 related to the Company’s convertible subordinated debt and subordinated convertible pay-in-kind notes, all net of decreased salaries and benefits of $11,576 and decreased rent of $18,943.

Six Months Ended June 30, 2002 and 2001

     During the six months ended June 30, 2002, the Company’s financial condition changed in the following manner: Cash increased by $1,174,031, marketable securities increased by $2,000,000, and loan fees increased by $23,263. All of these increases are directly related to the increase in convertible debt in the amount of $3,494,033, which also includes an increase of $103,500 representing accrued interest recharacterized as convertible debt during the period. Prepaid insurance decreased approximately $27,500 due to the utilization of premiums previously paid. Expenditures related to patents and patents pending during the six months ended June 30, 2002 amounted to approximately $63,500. The Company paid approximately $25,000 of current liabilities in the normal course of business.

     For the six months ended June 30, 2002, the Company realized a net loss of $566,145 compared to a net loss of $539,032 for the six months ended June 30, 2001. The Company had increases in expenses over the six months ended June 30, 2001 related to the following: increased interest expense in the amount of $25,435 related to the Company’s convertible subordinated debt and subordinated convertible pay-in-kind notes, and increased expenditures in the aggregate amount of $84,247 for professional fees primarily related to amendments to its registration statement and other regulatory filing requirements with the Securities and Exchange Commission, other corporate matters, and payment of $60,000 to Mr. Lawrence Loomis, one of the Company’s directors, for consulting services related to the placement of the Company’s Convertible Notes, increased research and development expenses in the amount of $15,570, increased depreciation and amortization in the amount of $6,272, all net of decreased salaries and benefits of $84,185, decreased general operating expenses of $15,537 and decreased rent of $27,979.

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

Signatures

     In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB/A and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Woodland Hills, State of California, on August 23, 2002.

Advanced Biotherapy, Inc.

By:	s/ Edmond F. Buccellato President and CEO	s/ William Finkelstein Chief Financial Officer