Form 10QSB
period 2002-09-30
ADVANCED BIOTHERAPY INC
filed 2002-11-12
CIK 791833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2002

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ______________

Commission file number 0-26323

ADVANCED BIOTHERAPY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of jurisdiction of incorporation or organization)	95-4066865 (IRS Employer Identification No.)

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

[X]  YES    [   ]  NO

As of September 30, 2002, the Registrant had 43,601,317 shares of common stock, $0.001 par value, outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
ITEM1 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 4. CONTROLS AND PROCEDURES
PART II
ITEM 2. CHANGES IN SECURITIES
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
Exhibit 10.10
Exhibit 99.1
Exhibit 99.2

ADVANCED BIOTHERAPY, INC.
(A Development Stage Enterprise)
REVIEWED FINANCIAL STATEMENTS
September 30, 2002

WILLIAMS & WEBSTER PS
Certified Public Accountants
Bank of America Financial Center
W 601 Riverside, Suite 1940
Spokane, WA 99201
(509) 838-5111

PART I

ITEM 1. FINANCIAL STATEMENTS

The Board of Directors
Advanced Biotherapy, Inc.
Woodland Hills, CA

ACCOUNTANT’S REVIEW REPORT

We have reviewed the accompanying balance sheet of Advanced Biotherapy, Inc. (a development stage company and a Delaware corporation) as of September 30, 2002, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the nine months ended September 30, 2002 and 2001 and for the period from December 2, 1985 (inception) to September 30, 2002. All information included in these financial statements is the representation of the management of Advanced Biotherapy, Inc.

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

The financial statements for the year ended December 31, 2001 were audited by us and we expressed an unqualified opinion on them in our report dated February 26, 2002. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated little revenue in the past years, and has suffered recurring losses from operations resulting in an accumulated deficit of $6,141,136 at September 30, 2002. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
October 29, 2002

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

ASSETS

	September 30,
	2002	December 31,
	(unaudited)	2001

CURRENT ASSETS
Cash	$119,210	$36,615
Marketable securities	2,750,000	—
Notes receivable — related party	246,619	246,619
Interest receivable — related party	43,601	31,579
Deposits and prepaid expenses	484	40,710

Total Current Assets	3,159,914	355,523

PROPERTY AND EQUIPMENT, net of accumulated depreciation	15,639	4,888

OTHER ASSETS
Deferred loan origination fees, net of accumulated amortization	88,382	74,791
Patents and patents pending, net of accumulated amortization	337,328	264,493

Total Other Assets	425,710	339,284

TOTAL ASSETS	$3,601,263	$699,695

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$86,555	$142,206
Accounts payable — related party	—	9,740
Accrued expenses — related party	5,715	13,600
Accrued interest on convertible debt	131,222	—

Total Current Liabilities	223,492	165,546

LONG-TERM DEBT
Convertible notes payable	4,834,375	1,314,301
Notes payable to related parties	127,631	127,631

Total Long-Term Debt	4,962,006	1,441,932

Total Liabilities	5,185,498	1,607,478

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 100,000,000 shares authorized, 43,601,317 and 42,303,611 shares issued and outstanding, respectively	43,600	42,303
Additional paid-in capital	3,936,874	3,640,657
Stock options and warrants	576,427	477,683
Deficit accumulated during development stage	(6,141,136)	(5,068,426)

Total Stockholders’ Equity (Deficit)	(1,584,235)	(907,783)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,601,263	$699,695

See accompanying notes and accountant’s review report.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended		From Inception
	September 30,		September 30,		(December 2, 1985)
					through
	2002	2001	2002	2001	September 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$—	$—	$—	$—	$89,947

OPERATING EXPENSES
Research and development	110,855	33,648	192,833	100,056	2,471,205
Promotional fees	240	9,761	9,319	10,386	25,863
Professional fees	152,755	43,807	416,382	223,187	2,363,815
Directors’ fees	—	23,280	—	23,280	29,080
Depreciation and amortization	18,164	12,235	48,015	35,814	529,898
Salaries and benefits	57,072	—	57,072	84,185	1,066,932
Insurance	13,218	10,838	39,656	34,797	98,630
Shareholder relations and transfer fees	8,555	5,319	15,555	15,740	192,102
Rent	—	5,983	—	33,962	156,116
Travel and entertainment	21,093	5,840	51,364	28,838	150,520
Telephone and communications	448	176	2,107	11,028	29,487
Office	2,362	3,280	5,650	15,571	48,770
General and administrative	6,091	122	22,782	14,154	604,428

Total Operating Expenses	390,853	154,289	860,735	630,998	7,766,846

Loss From Operations	(390,853)	(154,289)	(860,735)	(630,998)	(7,676,899)
Other Income (Expense)
Miscellaneous income	—	—	—	—	22,000
Interest and dividend income	17,050	10,268	27,334	31,281	94,327
Internal gain on sale of securities	—	—	—	—	157,520
Accounts payable forgiveness	—	—	—	—	45,396
Loss on disposal of office equipment	—	—	—	(2,224)	(2,224)
Interest expense	(132,762)	(43,112)	(239,309)	(124,224)	(828,693)

Total Other Income (Expense)	(115,712)	(32,844)	(211,975)	(95,167)	(511,674)

Loss Before Income Taxes	(506,565)	(187,133)	(1,072,710)	(726,165)	(8,188,573)
Income Taxes	—	—	—	—	—

Loss Before Extraordinary Item	(506,565)	(187,133)	(1,072,710)	(726,165)	(8,188,573)
Extraordinary item, forgiveness of debt	—	—	—	—	2,047,437

NET LOSS	$(506,565)	$(187,133)	$(1,072,710)	$(726,165)	$(6,141,136)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$ nil	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON STOCK SHARES OUTSTANDING	43,592,998	40,698,265	43,032,548	40,698,265

See accompanying notes and accountant’s review report.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Deficit
					Accumulated	Total
	Common Stock		Additional	Stock	During	Stockholders'
			Paid-in	Options and	Development	Equity
	Shares	Amount	Capital	Warrants	Stage	(Deficit)

Balance, December 31, 2000	40,698,265	$40,698	$3,233,040	$379,403	$(4,048,125)	$(394,984)
Common stock issued in exchange for convertible debt at $0.25 per share	1,605,346	1,605	399,504	—	—	401,109
Contribution of capital by shareholders in form of foregone interest and rent	—	—	8,113	—	—	8,113
Stock warrants issued in exchange for services	—	—	—	23,280	—	23,280
Stock options issued in exchange for services	—	—	—	75,000	—	75,000
Net loss for the year ended December 31, 2001	—	—	—	—	(1,020,301)	(1,020,301)

Balance, December 31, 2001	42,303,611	42,303	3,640,657	477,683	(5,068,426)	(907,783)
Contribution of capital by shareholders in form of foregone interest	—	—	4,586	—	—	4,586
Common stock issued in exchange for convertible debt at $0.25 per share	1,147,706	1,147	285,781	—	—	286,928
Stock issued for cash at an average price of $0.04 per share from the exercise of options	150,000	150	5,850	—	—	6,000
Stock warrants issued in exchange for services	—	—	—	54,344	—	54,344
Stock options issued in exchange for services	—	—	—	44,400	—	44,400
Net loss for the nine months ended September 30, 2002	—	—	—	—	(1,072,710)	(1,072,710)

Balance, September 30, 2002 (Unaudited)	43,601,317	$43,600	$3,936,874	$576,427	$(6,141,136)	$(1,584,235)

Summary of required information regarding stock issuances can be found in Note 8.

See accompanying notes and accountant’s review report.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			From Inception
	Nine Months Ended September 30,		(December 2, 1985)
			through
	2002	2001	September 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,072,710)	$(726,165)	$(6,141,136)
Extraordinary gain	—	—	(2,047,437)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	48,015	35,814	529,898
Loss on disposal of equipment	—	2,224	2,224
Investment income	—	—	(157,520)
Expenses paid through issuance of common stock	—	—	231,340
Expenses paid through issuance of common stock warrants and options	98,744	23,280	365,689
Accrued interest paid by convertible debt	103,501	77,262	308,412
Expenses paid through contribution of additional paid-in capital	4,586	6,590	50,532
Organization costs	—	—	(9,220)
Decrease (increase) in:
Deposits and prepaid expenses	40,226	17,317	(484)
Interest receivable	(12,022)	(12,023)	(43,601)
Deferred loan origination cost	(41,895)	—	(155,183)
Increase (decrease) in:
Accounts payable	(73,276)	34,973	92,270
Accounts and notes payable, related parties	—	—	127,631
Payroll and payroll taxes payable	—	—	2,046,353
Accrued interest	131,222	41,272	141,184

Net cash used in operating activities	(773,609)	(499,456)	(4,659,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(13,169)	—	(61,172)
Internal gain on sale of securities	—	—	157,520
Purchase of investments	(2,750,000)	—	(2,750,000)
Acquisition of patents	(90,127)	(93,403)	(451,225)

Net cash used in investing activities	(2,853,296)	(93,403)	(3,104,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,000	—	2,455,754
Proceeds from convertible notes	3,703,500	—	5,214,000
Proceeds from notes payable	—	—	388,508
Payments on notes payable	—	—	(175,127)

Net cash provided by financing activities	3,709,500	—	7,883,135

Net increase (decrease) in cash	82,595	(592,859)	119,210
Cash, beginning	36,615	758,267	—

Cash, ending	$119,210	$165,408	$119,210

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$—	$—	$339,927

Income taxes paid	$—	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued in exchange for professional fees and expenses	$—	$—	$340,869
Contributed expenses	$4,586	$6,590	$50,532
Common stock issued for a loan payable	$—	$—	$213,381
Common stock issued for notes receivable	$—	$—	$246,619
Options issued for services	$98,744	$—	$173,744
Warrants issued for services	$—	$23,280	$191,945
Accrued interest paid by convertible debt	$103,501	$77,262	$308,412
Common stock issued for convertible debt	$286,928	$—	$688,037

See accompanying notes and accountant’s review report.

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

For the nine months ended September 30, 2002, the Company incurred a net loss of $1,072,710 and had an accumulated deficit during the development stage of $6,141,136 for the period then ended. Although the Company raised over $3.7 million in convertible debt during the nine months period ended September 30, 2002 to fund research and development costs and operations, it does not have a source of revenues to continue its operations, research and development costs or to service its debt at maturity beyond such funding. For the twelve-month period subsequent to September 30, 2002, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $1,500,000, and therefore, believes that it has adequate cash to maintain operations during that period. The future of the Company is dependent upon future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system. Management’s goal is to actively seek a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, future cash requirements may be met through licensing fees and royalties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe that the adoption will have a material impact on the financial statements of the Company.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements (Continued)

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. SFAS No. 145 amended FASB 13 to eliminate an inconsistency between the required accounting for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146,” Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is not yet effective. The impact on the Company’s financial position or results of operations from adopting SFAS No. 146 has not been determined.

Interim Financial Statements

The interim financial statements as of and for the quarter ended September 30, 2002, included herein, have been prepared for the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At September 30, 2002, the Company had net deferred tax assets of approximately $1,270,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.

At September 30, 2002, the Company’s net operating loss carryforwards amount to approximately $5,090,000, which expires in the years 2002 through 2022. At December 31, 2001, approximately $288,000 of net operating losses expired. Approximately $878,000 of net operating losses will expire on December 31, 2002.

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation. These reclassifications have resulted in no changes to the Company’s accumulated deficit or net losses presented.

Promotional Fees

Promotional fees are charged to operations in the year incurred. Promotional fees amounted to $9,319 and $10,386 for the nine months ended September 30, 2002 and 2001, respectively.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Loan Origination Fees

During the year ended December 31, 2000, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note 13. These loan origination fees, which totaled $54,008, net of accumulated amortization at September 30, 2002, are amortized over the life of the related debt. During the nine months ended September 30, 2002, the Company recorded amortization expense in the amount of $20,784 related to these fees.

During the nine months ended September 30, 2002, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note 13. These loan origination fees, which totaled $34,375, net of accumulated amortization at September 30, 2002, are amortized over the life of the related debt. During the nine months ended September 30, 2002, the Company recorded amortization expense in the amount of $7,520 related to these fees.

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

At September 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Internal Gain On Sale of Securities

During the year ending December 31, 2000, officers of the Company sold stock at a gain shortly after purchasing stock through a stock bonus plan. In compliance with the Securities and Exchange Rule 16b, the stockholders remitted the gain to the Company. The gain amounted to $157,520 and is reflected in the statement of operations as internal gain on sale of securities.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to five years.

The following is a summary of property, equipment and accumulated depreciation at September 30, 2002:

		Accumulated
	Cost	Depreciation

Lab equipment	$27,582	$27,582
Office equipment	15,962	10,077
Furniture and fixtures	11,384	1,630

	$54,928	$39,289

Depreciation expense for the nine months ended September 30, 2002 and 2001 was $2,419 and $2,499, respectively.

NOTE 4 — INVESTMENTS

Marketable Securities

The Company’s investments in equity securities that are intended to be held for a short period are classified as trading securities. These securities are recorded at fair value under marketable securities in current assets on the balance sheet with the change in fair value during the period included in earnings. During the period ended September 30, 2002, there was no change in the fair market value of the securities.

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

NOTE 5 — INTANGIBLE ASSETS (Continued)

The following is a summary of the costs of patents and patents pending at September 30, 2002:

		Accumulated	Net
	Cost	Amortization	Amount

Balance, December 31, 2000	$251,120	$(77,611)	$173,509
2001 Activity	109,977	(18,993)	90,984

Balance, December 31, 2001	361,097	(96,604)	264,493
2002 Activity	90,127	(17,292)	72,835

Balance, September 30, 2002	$451,224	$(113,896)	$337,328

NOTE 6 — RELATED PARTY TRANSACTIONS

Current Transactions

During the period ended June 30, 2002, the Company sold a $25,000 subordinated convertible pay-in-kind note to a related party. See Note 13.

During the period ended June 30, 2002, the Company has included in professional fees $60,000 paid to a director in connection with the sale of subordinated debt. See Note 13.

The Company has notes receivable in the aggregate amount of $246,619 from shareholders of the Company in connection with a payment plan for the purchase of Company stock. The notes accrue interest at a rate of 6.5% per annum and mature on December 31, 2002.

The notes payable to related parties consist of notes payable to the former chairman and principal shareholder. The note has no specific due date, is currently uncollateralized, and is non-interest bearing, however, interest is calculated at the applicable federal rate each quarter. The calculated interest of $4,586 was recorded in 2002 as interest expense and contributed capital in the accompanying financial statements.

Transactions in 1999

The Company’s former chairman and principal shareholder advanced funds to pay a significant portion of the Company’s expenses since 1989. At December 31, 1999, the cumulative amounts owed to him for expenses were $257,076. Although he was not charging interest to the Company, interest was calculated at the applicable federal rate of 5.59% at December 31, 1999 and was recorded as interest expense and contributed capital in the accompanying financial statements. During 2000, the Company paid part of this note and the balance was used to offset a bonus stock sale to the chairman. At December 31, 1998, the amounts owing for accrued salary were $1,146,000. During 1999, additional salary was accrued in the amount of $100,000. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, he received options to purchase 623,000 shares of common stock at $0.10 per share. The value of these options, in the amount of $155,750, was used to reduce his accrued salary. See Note 10. In 1999, he forgave the balance of accrued salary of $1,090,250 along with accrued interest of $9,962. This is recorded in the financial statements as a component of extraordinary income in 1999.

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

NOTE 7 — CONCENTRATIONS

The Company maintains cash in a money market account at a bank in California. The funds on deposit are not insured by the FDIC, and therefore, a total of $119,210 is at risk on September 30, 2002.

The Company’s marketable security investment consists of one auction rate preferred money market alternative that rolls every seven days at the then market interest rate.

NOTE 8 — COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Information regarding the number of shares issued and consideration received is as follows:

	Common Stock

	Average
	price			Additional
	per share	Shares	Amount	Paid-in Capital

Common stock issued for cash:
1985	$.50	100,000	$100	$49,900
1986	1.00	639,500	640	678,861
1987	1.00	850,500	850	759,650
1988	1.00	25,000	25	24,975
1993	.25	2,402,000	2,402	475,900
1995	.05	1,000,000	1,000	49,000
1996	.05	520,000	520	25,480
1997	.09	1,800,500	1,801	153,749
1998	.10	305,000	305	30,195
1999	.05	3,158,000	3,158	151,993

		10,800,500	10,801	2,399,703

Common stock issued for patents assigned:
1984	.01	550,000	5,500	—
1985, adjustment to reflect change in number and par value of shares outstanding	—	2,750,000	(2,200)	2,200

		3,300,000	3,300	2,200

Common stock issued for acquisitions:
1985	.01	13,333,500	13,334	(41,112)

Common stock issued for note receivable:
1986	1.00	10,000	10	9,990
2000	.05	4,932,380	4,932	241,687

		4,942,380	4,942	251,677

Contribution of additional paid-in capital:
1991	—	—	—	35,825
1999	—	—	—	28,098
2000	—	—	—	9,735
2001	—	—	—	8,113
2002	—	—	—	4,586

		—	—	86,357

Stock subscriptions:
1999	.05	650,000	650	31,850

Cancellation of escrowed shares in 1999	.001	(850,000)	(850)	850
Reissued escrowed shares cancelled in error:
2001- See Note 15.001		850,000	850	(850)

		—	—	—

NOTE 8 — COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

	Common Stock

	Average			Additional
	price			Paid-in
	per share	Shares	Amount	Capital

Common stock issued for services(1):
1988	$.50	25,000	$25	$12,475
1989	.38	25,000	25	9,475
1990	.66	37,375	37	24,635
1991	.51	159,500	160	81,010
1992	.75	62,500	62	46,563
1993	.25	120,000	120	29,880
1996	.05	308,500	308	13,832
1997	.05	155,500	155	7,619
1999	.05	99,190	99	4,860

		992,565	991	230,349

Common stock issued to replace unrecorded certificates:
1988	.001	1,200	1	(1)
1992	.001	500	1	(1)
2000	.001	100,000	100	(100)

		101,700	102	(102)

Common stock issued for forgiveness of accounts payable(1):
1990	.50	25,000	25	12,475
1996	.05	150,000	150	7,350

		175,000	175	19,825

Common stock issued in payment of notes payable(1):
1993	.25	200,000	200	49,800
2000	.05	1,714,995	1,715	84,035

		1,914,995	1,915	133,835

Common stock issued in payment of loans payable(1):
2000	.05	2,552,625	2,553	125,078

Common stock issued for commissions(1):
1993	.001	1,260,000	1,260	—

     NOTE 8 — COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

	Common Stock

	Average			Additional
	price			Paid-in
	per share	Shares	Amount	Capital

Common stock issued for convertible debt:
2001	.25	1,605,346	$1,605	$399,504
2002	.25	1,147,706	1,147	285,781

		2,753,052	2,752	685,285

Stock options exercised:
1997	.01	325,000	325	2,929
2000	.01	350,000	350	3,150
2002	.04	150,000	150	5,850

		825,000	825	11,929

Total		43,601,317	$43,600	$3,936,874

(1)	Per share amounts determined by information deemed most reliable based on circumstances of each case: trading price at time of issuance or value of services received.

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

Omnibus Equity Incentive Plan

During December 2000, the board of directors of the Company approved an Equity Incentive Plan. A maximum of 4,000,000 shares of common stock will be available for the incentive plan with annual increases equal to the lesser of 2.5% of outstanding shares or 250,000 shares. At September 30, 2002, there are 4,060,000 shares available under this plan.

NOTE 9 — PREFERRED STOCK

With the merger into its Delaware subsidiary, the Company has authorized 20,000,000 shares of $0.001 par value preferred stock authorized. As of September 30, 2002, the Company has not issued any preferred stock.

NOTE 10 — STOCK OPTIONS AND ISSUANCE COMMITMENTS

On February 25, 1991, the Company granted non-statutory options to purchase stock to members of its board of directors, officers, and outside consultants. These options offer a total of 860,000 shares at a price of $0.20 per share with an exercise period of February 25, 1991 to February 25, 2001. The expiration date of these options was extended to February 25, 2002 at which time the options expired. Additional options were issued effective February 1, 1993, for a total of 250,000 shares at a price of $0.01 per share, with an exercise period of February 1, 1993 to February 1, 2003. During 1995, options for 50,000 shares were granted at $0.20 per share, which expire in 2005. Also in 1995, options for 350,000 shares were granted at $0.01 per share, expiring in 2005. During 1996, options for 525,000 shares were granted at $0.10 per share, which expire in 2006. The shares purchased will be restricted and, therefore, may not be transferred without registration under applicable federal and state securities laws.

Stock options granted to a director of the Company for 325,000 shares at a price of $0.01 were exercised in 1997. On December 31, 1999, three officers of the Company received 842,953 stock options in partial payment of accrued salaries in the amount of $210,738. In addition, the same three officers forgave the balance of their accrued salaries and interest in the amount of $1,482,209. See Note 6. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.10, risk free interest rate of 5%, expected life of 5 years, and expected volatility of 30% and no dividends are expected to be paid. At December 31, 1999, the Company recorded $210,738 ($0.25 per option) to reduce accrued wages for the value of these options based upon these Black Scholes assumptions. These stock options are exercisable immediately, and expire on December 31, 2005. See Note 6. During the year ended December 31, 2000, 350,000 options were exercised at $0.01 per share.

During November 2001, the Company issued stock options to purchase 250,000 shares of the Company’s stock at $0.25 per share to a consultant. The options are exercisable immediately and expire on November 15, 2011. The options have piggyback registration rights to be effective in the next SEC registration statement. See Note 14. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.25, risk free interest rate of 5%, expected life of 10 years, and expected volatility of 38% and no dividends are expected to be paid. At November 15, 2001, the Company recorded $75,000 ($0.30 per option) of expense to professional fees for the value of these options based upon these Black Scholes assumptions.

During January 2002, the Company issued stock options to purchase 80,000 shares of the Company’s stock at $0.25 per share to its board of directors for services rendered during the year ended December 31, 2001. The options are exercisable immediately and expire on December 31, 2011. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.25, risk free interest rate of 5%, expected life of 10 years, and expected volatility of 38% and no dividends are expected to be paid. At December 31, 2001, the Company recorded $13,600 ($0.17 per option) of expense to professional fees for the value of these options based upon these Black Scholes assumptions.

NOTE 10 — STOCK OPTIONS AND ISSUANCE COMMITMENTS (Continued)

During the nine months ended September 30, 2002, the Company issued stock options to purchase a total of 110,000 shares of the Company’s stock at $0.25 per share for services. The options are exercisable immediately and expire between July 28, 2007 and April 15, 2011. The options have piggyback registration rights to be effective in the Company’s next SEC registration statement. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.25, risk free interest rate of 5%, expected lives of 5 to 9 years, and expected volatility of 98% and no dividends are expected to be paid. The Company recorded a total expense of $30,800 (an average of $0.28 per option) to professional fees for the value of the options based upon these Black Scholes assumptions.

Following is a summary of the status of the options during the nine months ended September 30, 2002 and the year ended December 31, 2001:

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding at January 1, 2001	2,527,953	$0.11
Granted	250,000	0.25
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2001	2,777,953	0.14
Granted	190,000	0.25
Exercised	(150,000)	0.04
Forfeited	(860,000)	0.20

Outstanding at September 30, 2002	1,957,953	0.13

Options exercisable at September 30, 2002	1,957,953	$0.13

Weighted average fair value of options granted in 2002		$0.23

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

NOTE 11 — INCOME (LOSS) PER SHARE (Continued)

Required earnings per share information related to extraordinary income is as follows:

	Quarter Ended		From Inception
			(December 2, 1985)
	September 30,	September 30,	through
	2002	2001	September 30, 2002

Earnings per share
Extraordinary gains	$—	$—	$0.08
Earnings per share — assuming dilution
Extraordinary gains	$—	$—	$0.08

NOTE 12 — NON-CASH COMMITMENT AND WARRANTS

During the nine months ended September 30, 2002, the Company issued warrants to two advisors to purchase 239,400 shares of common stock in connection with the sale of subordinated convertible pay-in-kind notes. The warrants are exercisable for ten years and have an exercise price of $0.25 per share. In accordance with Statement of Financial Accounting Standards No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price at $0.25, risk free interest rate of 5%, expected life of 10 years, and expected volatility of 98%. During the nine months ended September 30, 2002, the Company recorded $54,344 as consulting fees for the aforementioned services. A cash-less exercise may be used for all warrant transactions.

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

NOTE 12 — NON-CASH COMMITMENT AND WARRANTS (Continued)

At September 30, 2002, the total of the Company’s exercisable warrants is 5,324,535. The average exercise price of the warrants at September 30, 2002 is $0.16 per share.

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

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $113,288 to its financial advisor, in addition to the granting of an option to purchase an equivalent principal amount of convertible subordinated debt at the face amount thereof over a period of ten years. The aforementioned fee is currently included in other assets and is being amortized over the term of the debt. Amortization for the nine months ended September 30, 2002 was $20,784.

During the year ended December 31, 2001, a total of $355,000 original debt and $46,109 of accrued interest and previously converted interest was converted into 1,605,346 shares of common stock at $0.25 per share. During the nine months ended September 30, 2002, a total of $245,000 original debt and $41,928 of accrued interest and previously converted interest was converted into 1,147,706 shares of common stock at $0.25 per share.

2002 Convertible Notes due September 30, 2004

During the nine months ended September 30, 2002, the Company sold in a private placement to accredited investors 2002 subordinated convertible pay-in-kind notes due September 30, 2004 (“2002-2004 convertible notes”), in the principal amount of $1,148,500 in cash. The 2002-2004 convertible notes bear interest at the rate of 11% per annum payable semi-annually in cash or additional 2002-2004 convertible notes. The unpaid accrued interest at June 30, 2002 of $19,148 was converted to additional convertible debt.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $41,895 to two advisors, together with a warrant to acquire 10% of the shares which the private placement amount is converted, at a price equal to that paid by other investors in the note offering. Amortization of the loan origination fee for the nine months ended September 30, 2002 was $7,520.

NOTE 13 — CONVERTIBLE DEBT (Continued)

2002 Convertible Notes due June 1, 2006

During the nine months ended September 30, 2002, the Company sold in a private placement to accredited investors 2002 subordinated convertible pay-in-kind notes due June 1, 2006 (“2002-2006 convertible notes”), in the principal amount of $2,555,000 in cash. The 2002-2006 convertible notes bear interest at the rate of 11% per annum payable semi-annually in cash or additional 2002-2006 convertible notes. The unpaid accrued interest at June 30, 2002 of $23,459 was converted to additional convertible debt.

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

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Consulting Contract

During July 2000, the Company signed a contract with a consultant to provide information on possible partnering companies to divest or license certain rights to its technologies or products. The contract called for the payment of a $5,000 monthly retainer. This contract could be cancelled with a 60 day written notice. On January 24, 2001, the contract was modified to waive the termination notice, and was terminated effective February 1, 2001. Subsequently, in November 2001, the Company renegotiated this contract and signed a new six-month contract to provide information on possible partnering companies to divest or license certain rights to its technologies or products. The contract calls for the issuance of a stock option to purchase 250,000 shares of the Company’s stock at $0.25 per share, exercisable for ten years. The option has piggyback registration rights to be effective in the next SEC registration statement. See Note 10. The Company also agreed to pay a success fee based on a percentage of the transaction value of any divestiture or license brought about by this contract. In addition, if the success fee is earned by the consultant, the Company will issue a warrant to the consultant to purchase 100,000 shares of common stock at a 10% discount of fair market value. The Company is in the process of negotiating an extension of this contract.

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

NOTE 14 — COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 15 — RESTATEMENT OF WEIGHTED AVERAGE SHARES

During the quarter ended March 31, 2002, it was discovered that the Company mistakenly cancelled 850,000 shares of common stock in 1999. Under the terms of a settlement agreement and mutual general release and an escrow agreement each dated July 31, 1991 (collectively referred to as “settlement agreements”) among the Company, a shareholder, a consultant and certain other parties, the Company issued 850,000 shares in the name of the consultant and placed these shares into escrow. These shares were to be released to the consultant upon performance of certain services that were to be provided by the consultant no later than January 15, 1993. The settlement agreements also stated that the 850,000 shares of common stock would be distributed back to the original shareholder, if such services were not provided by the consultant. Such services were not provided by the consultant, in whole or in part, and all 850,000 shares were cancelled by the Company in 1999. However, instead of being cancelled, the shares should have been returned to the original shareholder in 1999 pursuant to the settlement agreements. Therefore, the shares were reissued to the original shareholder and are reflected in the accompanying financial statements as if they were never cancelled.

The effect of this restatement is as follows for the nine months ended September 30, 2001:

	As Previously
	Reported	As Restated

Weighted average shares outstanding	39,848,265	40,698,265
Basic and diluted net loss per common share	$(0.02)	$(0.02)

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. Future operating results and the Company’s stock price may be affected by a number of factors, including, without limitation: availability of capital for research and development; availability for capital for clinical trials; opportunities for joint ventures and corporate partnering; opportunities for mergers and acquisitions to expand the Company’s biotechnology base or acquire revenue generating products; the results of preclinical and clinical trials, if any; regulatory approvals of product candidates new indications and manufacturing facilities; health care guidelines and policies relating to prospective Company products; intellectual property matters (patents); and competition. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1 Business”, and all subsections therein, including, without limitation, the subsections entitled, Technical Background, Government Regulation, Federal Drug Administration Regulation, and Factors That May Affect the Company, and the section entitled “Market for Registrant’s Common Stock and Related Stockholder Matters”, all contained in the Company’s Annual Report (Form 10-KSB) for the year ended December 31, 2001.

Results of Operations

Liquidity and Capital Resources

As of September 30, 2002, the Company has issued and outstanding 43,601,317 shares of its Common Stock. The Company is a development stage company and has no material assets other than cash and short-term securities. The Company had $2,869,210 in cash and short-term investments as of September 30, 2002. For the twelve-month period subsequent to September 30, 2002, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $1,500,000, and therefore, believes that it has adequate cash to maintain operations during that period.

Three Months Ended September 30, 2002 and 2001

For the three months ended September 30, 2002, the Company realized a net loss of $506,565 compared to a net loss of $187,133 for the three months ended September 30, 2001. The Company had increases in expenses over the quarter ended September 30, 2001 principally related to the following: increased research and development expenses in the amount of $77,207, increased professional fees in the amount of $108,948 principally due to increased legal fees related to amendments to the Company’s registration statement covering shares underlying its convertible subordinated debt due September 30, 2004, and other regulatory filing requirements with the Securities and Exchange Commission as well as fees related to documentation and issuance of the Company’s subordinated convertible pay-in-kind notes, increased depreciation and amortization in the amount of $5,929, increase in salaries and benefits in the amount of $57,072, increased travel expenses in the amount of $15,253 related to business development and other Company matters, increased general and administrative expenses in the amount of $5,969, and increased interest expense in the amount of $89,650 related to the Company’s convertible subordinated debt and subordinated convertible pay-in-kind notes, all net of decreased promotional fees related to the issuance and publication of press releases in the amount of $9,521, decreased Director’s fees in the amount of $23,280, and decreased rent of $5,982.

Nine Months Ended September 30, 2002 and 2001

During the nine months ended September 30, 2002, the Company’s financial condition changed in the following manner: Cash increased by $82,595, marketable securities increased by $2,750,000, and loan fees increased by a net of $13,591. All of these increases are directly related to the increase in convertible debt in the net amount of $3,520,074, which also includes an increase of $262,405 representing accrued interest recharacterized as convertible debt during the period. Prepaid insurance decreased by $40,226 due to the utilization of premiums previously paid. Expenditures related to patents and patents pending during the nine months ended September 30, 2002 amounted to approximately $90,127. The Company paid $73,276 of current liabilities in the normal course of business.

For the nine months ended September 30, 2002, the Company realized a net loss of $1,072,710 compared to a net loss of $726,165 for the nine months ended September 30, 2001. The Company’s increases in expenses over the nine months ended September 30, 2001 consists primarily of the following: increased research and development expenses in the amount of $92,777, increased expenditures in the aggregate amount of $193,195 for professional fees primarily related to amendments to its registration statement and other regulatory filing requirements with the Securities and Exchange Commission, other corporate matters, and payment of $60,000 to Mr. Lawrence Loomis, one of the Company’s directors, for consulting services related to the placement of the Company’s convertible notes, increased interest expense in the amount of $115,085 related to the Company’s convertible subordinated debt and subordinated convertible pay-in-kind notes, increased depreciation and amortization in the amount of $12,201, and increased travel expenses in the amount of $22,526 related to business development and other Company matters, and increased general and administrative expenses in the amount of $8,628, all net of decreased Directors’ fees of $23,280, decreased salaries and benefits of $27,113, decreased rent of $33,962, decreased telephone and communications of $8,921 and decreased office expenses in the amount of $9,921.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

ITEM 2.  CHANGES IN SECURITIES

(c)	During the quarter ended September 30, 2002, the Company sold the principal amount of $35,000 of its Subordinated Convertible Pay-In-Kind Notes due June 6, 2006 (“2002 Convertible Notes Due 2006”) in a private placement to accredited investors, paid in cash. The 2002 Convertible Notes Due 2006 bear interest at the rate of 11% per annum payable semi-annually in cash or additional 2002 Convertible Notes Due 2006. The 2002 Convertible Notes Due 2006 are convertible into shares of Company Common Stock at a conversion price per share equal to twenty-five cents ($0.25), subject to certain anti-dilution provisions. The 2002 Convertible Notes Due 2006 are to be paid ratably with the Company’s Subordinated Convertible Debt due September 30, 2004, and the Company’s Subordinated Convertible Pay-In-Kind Notes due September 30, 2004. The holders of 2002 Convertible Notes Due 2006 are entitled to certain piggyback registration rights.

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

The form of 2002 the Company’s Convertible Pay-In-Kind Notes Due June 1, 2006, was filed as an Exhibit to the company’s Form 10-QSB for the quarter ended June 30, 2002. The form of the related Investors Rights Agreement also was filed as an Exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit
	Number	Description
	10.10	Form of 2002 Subordinated Convertible Pay-In-Kind Note Due June 1, 2006 as corrected for the payment maturity date on page 2 thereof, from the form attached as Exhibit 10.10 to Form 10-QSB filed on August 13, 2002, and Form 10-QSB/A filed on August 23, 2002.

(a)	Exhibit
	Number	Description
	99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Current Report on Form 8-K dated July 30, 2002	Item 5. Other Events
Current Report on Form 8-K dated August 26, 2002	Item 5. Other Events

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized as of November 12, 2002.

Advanced Biotherapy, Inc. (Registrant)
By:	s/ Edmond F. Buccellato Edmond F. Buccellato President and CEO	By:	s/ William M. Finkelstein William M. Finkelstein Chief Financial Officer

Certification by Edmond F. Buccellato, President and Chief Executive Officer
of
Advanced Biotherapy, Inc.

I, Edmond F. Buccellato, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Advanced Biotherapy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ EDMOND F. BUCCELLATO Edmond F. Buccellato President and Chief Executive Officer

Certification by William M. Finkelstein, Chief Financial Officer
of
Advanced Biotherapy, Inc.

I, William M. Finkelstein, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Advanced Biotherapy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ WILLIAM M. FINKELSTEIN William M. Finkelstein Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

10.10	Form of 2002 Subordinated Convertible Pay-In-Kind Note Due June 1, 2006 (with corrected maturity date on page 2), as filed with Form 10-QSB on August 13, 2002, and Form 10-QSB/A on August 23, 2002.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.