Form 10KSB
period 2002-12-31
ADVANCED BIOTHERAPY INC
filed 2003-03-27
CIK 791833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-26323

Advanced Biotherapy, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	51-0402415
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6355 Topanga Canyon Boulevard, Suite 510

Woodland Hills, California 91367
(Address of principal executive offices, including zip code.)

Registrant’s telephone number, including area code:

(818) 883-6716

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

      Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐

      State Issuer’s revenues for its most recent fiscal year.

      December 31, 2002:                     $-0-

      The aggregate market value of Registrant’s common stock held by non-affiliates computed by reference to the average of the high and low price of such stock on February 28, 2003, was $4,746,606, which market value excludes 14,161,502 shares of common stock held by directors, executive officers and stockholders whose beneficial ownership exceeds ten percent (10%) of the shares outstanding on February 28, 2003.

      As of February 28, 2003, the Registrant had outstanding 43,827,793 shares of common stock.

      Documents Incorporated by Reference:

      None.

Item 1.     Business

General Introduction

      Advanced Biotherapy, Inc. is a corporation organized and existing under the laws of the State of Delaware, headquartered in Woodland Hills, California. We are a biotechnology company developing therapeutics for a range of autoimmune diseases based on an anti-cytokine platform technology. Cytokines are soluble components of the immune system that are largely responsible for regulating the immune response. When overproduced, as in certain autoimmune diseases, interferons and cytokines can lead to immune system disturbance and inflammation. This results in localized tissue damage and leads to the pathology seen in autoimmune diseases (ADs). The Company plans to develop drugs designed to reduce the levels of certain cytokines. To date, our activities have consisted primarily of research, development and non-United States clinical trials. Such activities have resulted in accumulated losses at December 31, 2001.

      We plan to develop drugs through out-licensing or co-development arrangements that may effectively treat a range of autoimmune diseases. Our technology is based upon the work of Dr. Simon Skurkovich and Dr. Boris Skurkovich who first suggested that autoimmune disease may be the result of augmented cytokine production (Nature, Vol. 241, P 551-552, 1974). We have conducted a number of clinical trials at major institutes of the Medical Academy of Sciences in Russia, in which we have evaluated the efficacy of a series of polyclonal antibodies, raised against a variety of cytokines, in autoimmune diseases such as rheumatoid arthritis (RA), multiple sclerosis (MS) and certain skin diseases.

      In two randomized, placebo-controlled, double blind trials conducted in Russia, we believe we have demonstrated efficacy of our anti-cytokine strategy in both RA and MS. These studies have permitted us to determine which cytokines are most active in the AD process, and therefore, which need to be reduced to treat the disorder. With a five-day treatment course, statistically significant and clinically relevant responses were obtained that persisted for as long as one year after treatment termination in the MS studies and for one month in the RA studies. More recently, we conducted an open-label trial using antibodies to gamma interferon to treat 13 patients who were rejecting their corneas after transplantation. In all cases, we were able to halt rejection in all patients with our investigational biological drug. The results of the studies have been published in the peer-reviewed journals “Multiple Sclerosis,” “Scandinavian Journal of Rheumatology,” the “American Journal of Opthalmology,” and the journal, “Medical Hypothesis.”

      As of December 25, 2001, the Company has been issued United States Patent No. 6,333,032 for the exclusive use of interferon-gamma (IFN-(gamma) antibodies including humanized and fully human (as well as other antibody types) as a monotherapy to treat five diseases of autoimmune etiology: Multiple Sclerosis, Rheumatoid Arthritis, Juvenile Rheumatoid Arthritis, Psoriatic Arthritis and Ankylosing Spondylitis. Management believes that this patent is a critical milestone for the Company. The Company believes that this recently issued patent gives the Company patent protection for a new anti-cytokine approach to treating different autoimmune diseases, including the foregoing five specific diseases, principally as an injectable treatment. The Company’s patented treatment also uses various methods to neutralize or block specific combinations of cytokines and their receptors. In management’s opinion, the Company’s patented approach is broader in scope that certain other patented treatments. The Company has also been issued United States Patent No. 6,534,059 for the use of antibodies to gamma interferon (IFN-g) to treat corneal transplant rejection.

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

      To date, the Company’s activities have consisted primarily of research, development and human clinical testing. Such activities have resulted in accumulated deficit of $6,592,961 at December 31, 2002. The Company anticipates that it will incur substantial losses in the foreseeable future as a result of its continued product development. There are no assurances that the Company will be successful in completing its product development, receive FDA approval, implement manufacturing operations and commercially market its development stage products.

      The Company anticipates that it will incur substantial losses in the foreseeable future as a result of its continued product development. There are no assurances that the Company will be successful in completing its product development, receive FDA approval, implement manufacturing operations and commercially market its development stage products.

Business Objective

      The business strategy of the Company involves the engagement of, or licensing to, a corporate partner to assist in the clinical development of its drug treatments for autoimmune disorders. This will involve, upon the identification of such a partner, the filing of the necessary documents with the FDA, conducting clinical trials and obtaining the necessary new drug application regulatory approvals. The Company does not intend to market its drug products if they are approved by the FDA, but will instead seek a licensing and royalty arrangement with a corporate partner who will market the product when and if it is approved.

      The amount spent on research and development by the Company for the fiscal years ended December 31, 2002, 2001 and 2000 was $313,597, $133,747, and $39,579, respectively.

Technical Background

      The Company’s main biotechnology platform involves the use of antibodies directed against certain carefully selected cytokines. An antibody is a protein that is secreted by cells in the blood and is part of the body’s natural defense system against foreign invaders such as viruses or bacteria. Antibodies seek out and selectively bind to their targets, triggering such effects as neutralizing toxins and marshaling the immune system against infectious microorganisms and cancer cells. The Company believes that its development-stage antibody treatment removes or neutralizes certain interferons and cytokines. These are soluble components of the immune system that are largely responsible for regulating the immune response and inflammation. During certain autoimmune diseases (ADs), such as RA, MS, Type I diabetes and certain skin diseases, certain interferons (IFN) and other cytokines are over produced by the human body which results in localized damage to organs and tissues and constitutes the pathology of ADs.

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

Gamma Interferon (IFN-(gamma))- as a Therapeutic Target

      The cytokine pseudo-cascade is initiated by gamma interferon (IFN-(gamma)) which is followed by the production of other inflammatory cytokines such as TNF-(alpha) and IFN-(alpha) that exert effects on yet other cells which result in the actual pathology of various ADs. The relevant cascade for the production of killer T-Cells (TH-1 Line) is as follows:

      IFN-(gamma) + IL1 + antigen — Killer T cell — TNF-(alpha) + IFN-(gamma) + IFN-(alpha) secretion

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

      In addition, a recent study has shown that IFN-(gamma) levels correlate with the disability score in MS patients (Mult. Scler, Feb. 2000, Vol. 6, P. 19-23), and another study showed that sequestering of IFN -(gamma) in mice prevented the onset of autoimmune Diabetes Mellitus (Gene Ther., May 1999, Vol. 6, P. 771-7). Both of these observations provide further support the central role of IFN -(gamma) in the etiology of autoimmune diseases, and further suggest that reducing the levels of this cytokine may have therapeutic benefit.

      The process of the cytokine pseudo-cascade is extremely complex and not fully understood, but it appears that this process results in the overproduction of the inflammatory cytokines, IFN-(gamma) and TNF-(alpha), that can contribute to the pathology of AD. The Company, and much of the immunology community, agrees that the regulation of TNF-(alpha) and IFN-(gamma) presents an opportunity for new drug development in a variety of autoimmune diseases. Clearly the autoimmune diseases are associated with high levels of cytokines in the blood, and there is now ample evidence that sequestration of certain cytokines, such as TNF-(alpha) and IFN-(gamma), is associated with symptomatic relief of autoimmune diseases such as RA, MS, Psoriasis and Crohn’s disease. The therapeutic proof of principle therefore already exists for the usefulness of cytokine mediating strategies as therapeutic interventions in autoimmune disease.

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

Table I

Major Autoimmune Diseases

Addison’s disease	Hasimoto’s disease
Alopecia Areata	Systemic lupus erythematosus
Amyotrophic lateral sclerosis	Male infertility
(Lou Gehrig’s disease)	Multiple sclerosis
Autoimmune diseases of the ear	Myasthenia Gravis
Autoimmune diseases of the eye	Psoriasis
Autoimmune hepatitis	Rheumatic fever
Corneal transplant rejection	Rheumatoid arthritis
Crohn’s disease	Sarcoidosis
Diabetes (Type I)	Scleroderma
Epidermolysis Bullosa	Sjogren’s syndrome
Epididymitis	Thyroiditis
Glomerulonephritis	Vasculitis
Graves’ disease	Viteligo
Guillan-Barre syndrome

Neurological Diseases With A Suspected Autoimmune Component

Alzheimer’s Disease	Depression
Autism	Parkinson’s disease
Schizophrenia

      Many current treatments of autoimmune diseases are inadequate and involve rather primitive and global immunosuppression by using adrenal steroids, cytotoxic agents, immunosuppressants, and antimitotics, all of which have substantial toxicity associated with them due to their lack of specificity. Recently, the cytokine strategy has emerged in the therapeutic arena in the form of administering anti-inflammatory cytokines, such as Beta Interferon (IFN-(beta)) and specifically Rebif®, Betaseron® and Avonex® for treating MS. Also, two anti-TNF-(alpha) products (Enbrel® and Remicade®) have further demonstrated the efficacy of the cytokine mediation therapeutic strategy. Although each of these products is useful in treating ADs, they only represent the first generation of products based on this strategy and were conceived and developed at a time when the knowledge of the cytokine cascade was far less understood than it is today.

      The now appreciated pivotal position of IFN-(gamma) in the cytokine cascade, coupled with the clinical data generated in our studies, suggests that the Anti-IFN-(gamma) therapeutic strategy may be superior to existing therapies for MS, RA, Psoriasis, Crohn’s Diseases and corneal transplant rejection. The mission of the Company is to develop these improved cytokine mediating therapeutic strategies and bring them to market as new drugs.

Clinical Studies/ Rheumatoid Arthritis (RA) And Psoriatic Arthritis (PA)

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

Clinical Studies/ Multiple Sclerosis (MS)

      The Company sponsored two trials in Russia of 83 MS patients on the use of anti-cytokine therapy. The first was an open-label trial with patients with secondary progressive MS. Following promising results in this trial, a double-blind, placebo-controlled trial was conducted in a study design similar to that used in RA. The study compared anti-IFN-(gamma) and anti-TNF-(alpha) with placebo. Only patients with MS who received antibodies to IFN-(gamma) showed statistically significant improvement compared to the placebo group — a significant increase in the number of patients without confirmed disability progression. Positive clinical changes in this group at six months were supported by MRI data showing a decrease in the number of active enhancing lesions. After 12 months of follow-up, the anti-IFN-(gamma) patients still showed significant improvement relative to the placebo group on a number of endpoints, including disease progression and the number of active MRI lesions.

      Although preliminary in nature, both the RA and MS pilot clinical trial results provide, in management’s opinion, a proof-of-principle that anti-IFN-(gamma) is a promising and perhaps superior therapeutic strategy for both of these autoimmune disorders. It is reasonable to speculate that longer-term treatments with anti-IFN-(gamma) could provide longer remission. The results of this study have been reported in the peer-reviewed journal Multiple Sclerosis (7 (5):277-284, October 2001).

Clinical Studies/Corneal Transplant Rejection

      In a clinical trial sponsored in Russia, 13 patients experiencing corneal transplant rejection were administered anti-IFN-(gamma) antibodies in eye drop form. Patients were chosen from those for whom standard treatment with steroids, antibiotics, anti-inflammatory drugs, and vitamins produced no improvement after rejection. In all patients prior to treatment, vision was limited to distinguishing hand movement in front of the eyes. Standard treatment was stopped, and the Company’s antibodies were given at 2-3 drops three times a day for 7-10 days. Patients were observed for 3-6 months. Two to three days after the start of treatment, transplant transparency improved, edema dropped, and visual acuity increased. At the end of the first week, the transplants became almost fully transparent and inflammation of the patients’ eyes (13 eyes) disappeared. Improvement was sustained for about 6 months in all 13 patients including 2 patients given re-treatment. All patients experienced improvement in vision. The results of this study have been reported in the peer-reviewed journal American Journal of Ophthalmology (v.133, 829-830).

      It is emphasized that polyclonal antibodies were used in all three clinical trials only and solely for the purpose of establishing proof-of-principle. Commercialization of a drug product will be in the form of fully-human or humanized antibodies.

      Subsequent to the completion of the trials for RA and MS, the Company was issued United States Patent No. 6,333,032 and, subsequent to the completion of the trials for Corneal Transplant rejection, the Company was issued United States Patent No. 6,534,059 as more fully described under “Patent Status and Protection of Proprietary Technology.”

Drug Product Development

      The Company intends to co-develop product development and manufacturing and has identified several companies that have suitable facilities for manufacturing large quantities of antibodies. We are also considering the out-licensing of certain indications protected under our patents.

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

      They are:

1. Investigational new drug application (IND)

2. Clinical trials

3. New drug application (review and approval)

4. Post-marketing surveys

      On January 11, 1993, the FDA approved new procedures to accelerate the approval of certain new drugs and biological products directed at serious or life-threatening illnesses. These new procedures will expedite the approvals for patients suffering from terminal illness when the drugs provide a therapeutic advantage over existing treatments. The Company believes that the products under consideration by the Company will fall under the FDA guidelines for accelerated approval for drugs and biological products directed at serious and life threatening disease because the Company’s products are targeted as potential treatments for RA and MS.

      The Company believes that the first step in the approval process, IND approval, will take approximately 24 to 36 months. The Company will provide the FDA with the results of comprehensive human clinical trials already conducted outside the U.S.

      Upon successful completion of the IND phase, the next step typically would be to commence large-scale clinical trials with the Company’s compounds. Clinical trials are conducted in three phases, normally involving progressively larger numbers of patients. The Company, in conjunction with its FDA consultant and to-be-identified corporate partner, would plan to select key physicians and hospitals to actively conduct these studies. Phase I clinical trials will be concerned primarily with learning more about the safety of the drug, though they may also provide some information about the safety of the drug and information about effectiveness. Phase I testing is normally performed on healthy volunteers although for drugs directed at HIV/ AIDS and cancer, testing on infected people is permitted. The test subjects are paid to submit to a variety of tests to learn what happens to a drug in the human body; how it is absorbed, metabolized and excreted, what effect it has on various organs and tissues; and what side effects occur as the dosages are increased. The principal objective is to determine the drugs’ toxicity. Phase I trials generally involve 20-40 people at an estimated cost of $10,000 per patient, taking three to six months to complete.

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

      Patient estimates for each phase of the clinical trial process are as follows for both the MS and RA indications:

Phase I -	30
Phase II -	200
Phase III -	500

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

Glossary of Terms

Antibody	A protein in the blood that is generated by B-lymphocytes or plasma cells in reaction to foreign proteins or antigens. Antibodies neutralize antigens and may result in immunity to the antigens.

Antigen	substance (usually foreign) that induces the formation of antibodies.

Autoimmune disease	A disease in which the body produces an immune response to some constituent of its own tissue. Such diseases include MS, RA, insulin dependent diabetes, systemic lupus erythematosis, and AIDS.

Cytokine	A soluble substance produced by cells of the immune system to communicate with other immune system cells. These include colony- stimulating factors, interferons, interleukins, and tumor necrosis factors. Cytokines can be either pro or anti-inflammatory in nature. Also referred to as soluble mediators.

Humanized antibody	An antibody produced by generating human antibodies with fully human protein sequences using genetically engineered strains of mice in which mouse antibody gene expression is suppressed and functionally replaced with human antibody gene expression, while leaving intact the rest of the mouse immune system.

Ig (immunoglobulin)	(IgA, IgD, IgE, IgG, and IgM) A group of serum proteins representing antibodies. See Antibody.

Immune response	The events that occur in humans and other vertebrate animals when the body is invaded by foreign protein. It is characterized by the production of antibodies and may be stimulated by an infectious organism or parasite (bacteria, yeast, fungi, protozoa, etc.), transplanted material, vaccine, sperm or even the host’s own tissue.

Immune System	The cells and tissues that collectively recognize and eliminate invading foreign substances like microorganisms, parasites, and tumor cells from the body.

Interferon-gamma	A glycoprotein inflammatory cytokine induced in different cell sites and in response to a appropriate stimulus.

Lymphocyte	A type of white blood cell arising from tissue of the lymphoid systems. There are two types of lymphocytes: B cells and T cells. These cells are capable of being stimulated by an antigen to produce a specific antibody to that antigen and to proliferate to produce a population of such antibody-producing cells.

Lymphokine	Any of a number of soluble physiologically active factors produced by T lymphocytes in response to specific antigens. Important in cell-mediated immunity, lymphokines include interferon, macrophage arming factor, lymphocyte inhibition factor, macrophage inhibition factor, chemotactic factor and various cytotoxic factors.

Macrophage	A motile white cell type found in vertebrate tissue, including connective tissue, the spleen, lymph nodes, liver, adrenal glands and pituitary, as well as, in the endothelial lining of blood vessels and the sinusoids of bone marrow, and in the monocytes. They display phagocytic activity and process antigens for presentation to lymphocytes, which then prepare antigen-specific antibodies.

Pathogenic	Descriptive of a substance or organism that produces a disease.

Placebo	An indifferent substance in the form of a medicine given for the suggestive effect.

Polyclonal antibody	An antibody produced in the normal immune response to an antigen consisting of a number of closely related, but not identical, proteins. The variation in Polyclonal antibodies reflects the fact that they are formed by a number of different lymphocytes, in contrast to monoclonal antibodies, which are formed by a clone of identical cells

Protein	Any group of complex nitrogenous organic compounds of high molecular weight that has amino acids as their basic structural units. Proteins are found in all living matter and are required for the growth and repair of tissue.

T-Cell	A type of lymphocyte that matures in the thymus gland. These cells are responsible for the cellular immunity processes, such as direct cell binding to an antigen, thus destroying it. T lymphocytes also act as regulators of the immune response as helper T cells, or suppressor T cells.

Tumor Necrosis Factor (TNF)	A substance that is capable of killing tumor cells and eliciting inflammatory responses. It is produced by host monocytes and macrophages and is also referred to as cachectin.

Patent Status and Protection of Proprietary Technology

      The Company has been issued United States Patent No. 6,333,032 for the use of interferon-gamma (IFN-(gamma)) antibodies as a monotherapy to treat five diseases of autoimmune etiology: Multiple Sclerosis, Rheumatoid Arthritis, Juvenile Rheumatoid Arthritis, Psoriatic Arthritis and Ankylosing Spondylitis. Management believes that this patent is a critical milestone for the Company. The Company believes that this recently issued patent gives the Company patent protection for a new anti-cytokine approach to treating different autoimmune diseases, including the foregoing five specific diseases principally as an injectable treatment. The Company’s patented treatment also uses various methods to neutralize or block specific combinations of cytokines and their receptors. In management’s opinion, the Company’s patented approach is broader in scope than certain other patented treatments. In addition, the Company was recently issued United States Patent No. 6,534,059 covering the use of interferon gamma antibodies for treatment of corneal transplant rejection. The Company also has been issued United States Patent Nos. 5,626,843 and 5,888,511, and Australia Patent No. 730498. The Company also has seven United States utility patents pending filed between December 22, 1997, and March, 2003. The Company also has two foreign applications pending in Europe and Canada and two PCT applications.

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

Factors that may Affect the Company

      The Company operates in a rapidly changing environment that involves a number of risk factors, many of which are beyond the Company’s control. The following discussion highlights some of these risks, uncertainties and assumptions that could affect the outcome of the forward-looking statements in this Form 10-KSB, and other risks are discussed elsewhere in this Form 10-KSB.

1. Because Of Continuing Operating Losses, There Is A Need for Additional Financing, Which If Not Successfully Met Will Likely Result In A Lack Of Liquidity Which Could Adversely Affect The

Company. For the fiscal year ended December 31, 2002, we realized a net loss of $1,524,535 and expect such losses to continue for the foreseeable future. Therefore, we believe that we will need to raise additional capital during the next twelve months. If we are unable to raise additional capital and/or generate a positive cash flow before our cash is depleted, we will be required to curtail operations substantially. We are seeking to obtain additional funds through public and private equity and debt financings, collaborative or other arrangements with corporate partners, acquisitions or mergers with companies with strong capital positions or cash flow from product sales or from other sources. There is no assurance that we will be able to obtain additional capital if required, or if capital is available, to obtain it on terms favorable to us. We may suffer from a lack of liquidity in the future that could impair our research and development efforts and adversely affect our results of operations.

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

6. Manufacturing Problems Would Materially Impair Our Competitive Position And Our Possibility Of Conducting Clinical Trials. We lack the facilities to manufacture our products and do not have an adequate supply of product to begin clinical studies in the United States. If we are unable to contract for manufacturing capabilities on acceptable terms, it would result in the delay of the manufacturing of antibodies for clinical trial purposes.

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

9. We May Not Be Able To Maintain Adequate Patent Protection Which Would Have A Material Adverse Impact On Our Ability To Develop Commercial Products And A Patent Application Appeal, If Not Successful, May Have A Material Adverse Impact On The Company. We have four issued United States patents and one patent issued in Australia. Our success and ability to compete effectively will depend, in part, on the strength of our patents and the ability to obtain protection for our products, if any, in foreign markets. No assurance can be given that any patents issued to us will not be challenged, invalidated, or circumvented. Litigation, which could result in substantial cost to us, may also be necessary to enforce any patents issued to us and/or determine the scope and validity of other parties’ proprietary rights.

      We have seven United States utility patent applications pending. The United States patent position of pharmaceutical companies involves many complex legal and technical issues and has recently been the subject of much litigation. There is no clear policy establishing the breadth of claims or the degree of protection afforded under such patents. As a result, there can be no assurance that any of our patent applications will be approved, except where claims under an application have already been examined and allowed, nor that we will develop additional proprietary products that are patentable. There can be no assurance that any United States patents issued to us will provide us with any competitive advantages or will not be challenged by third parties or that patents issued to others will not have an adverse effect on our ability to conduct our business. We could incur substantial costs in asserting our patent rights and in defending patent infringement suits against us or our executives relating to ownership of, or rights to, patents and other intellectual property of third parties. Such disputes could substantially delay our drug development or commercialization.

      Furthermore, we cannot be certain that we were the first chronologically to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions because prior to November 29, 2000, patent applications in the United States were maintained in secrecy until issue, and are only published now following certain rules, and because publication of discoveries in the scientific and patent literature often lag behind actual discoveries. In the event that a third party has also filed a patent application for any of its inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office (PTO) to determine priority of the invention, which could result in substantial cost to us, even if the eventual outcome is favorable to us. In the event of an adverse decision as to priority of invention, we would not be entitled to a patent on the invention at issue in the interference proceeding. The PTO or a private party could also institute reexamination proceedings involving us in connection with one or more of our patents, and such proceedings could result in an adverse decision as to the validity or scope of the patents. In addition, there can be no assurance that our patents would be held valid by a court of law of competent jurisdiction. We could be forced to either seek a license to intellectual property rights of others, which may not be available to us on acceptable terms, if at all, or alter our products or processes so that they no longer infringe on the proprietary rights of others.

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

Executive Offices

      Our executive offices are located at 6355 Topanga Canyon Boulevard, Woodland Hills, California 91367, and our telephone number is (818) 883-6716.

Item 2.     Description of Property

      During the year ended December 31, 2002, the Company received the use of approximately 3,500 square feet of commercial building space on a rent-free basis from a firm that is partially owned by director Lawrence Loomis. As of January 1, 2003, the Company began paying $5,110 in rent on a month-to-month basis. During the year ended December 31, 2002, the Company also received the use of office space and facilities on a rent-free basis from a firm owned by Edmond F. Buccellato. As of January 1, 2003, the Company began paying $700 in rent on a month-to-month basis. No formal agreement memorializes these month-to-month arrangements.

      The Company owns a nominal amount of lab equipment, office equipment and furniture, all of which have been entirely or substantially written off as depreciated assets.

Item 3.     Legal Proceedings

      The Company is not the subject of any pending legal proceeding and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

      Further, to the knowledge of management, no director or executive officer is party to any action in which such director or executive officer has an interest adverse to the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

      On December 12, 2002, the Company held its annual meeting of stockholders (“Annual Meeting”).

      A brief description of each matter voted upon at the Annual Meeting is set forth below:

(1) The stockholders elected nine directors to hold office until the next annual meeting of the stockholders and until their respective successors are elected and qualified, or until death, resignation or removal:

Name of Director	For	Withheld Authority

John M. Bendheim	22,587,772	1,666,700
Edmond Buccellato	22,589,572	1,666,900
Alexander L. Cappello	22,378,938	1,877,534
Richard P. Kiphart	22,494,472	1,762,000
Lawrence Loomis	22,494,772	1,761,700
Leonard Millstein, Ph.D	22,589,472	1,667,000
Thomas J. Pernice	22,581,672	1,666,700
Boris Skurkovich, M.D.	22,589,072	1,667,900
Simon Skurkovich, M.D.	22,588,772	1,667,700

(2) The stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of Common Stock from 100,000,000 shares to 200,000,000 shares.

For:	21,683,729
Against:	2,518,120
Abstain:	62,723

PART II

Item 5.     Market for Registrant’s Common Stock and Related Stockholder Matters

      The Company’s Common Stock is quoted on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. (the “Bulletin Board”) under the symbol “ADVB.” The table below shows the high and low bid quotations of the Company’s Common Stock during each of the four quarters of the 2001 and 2002 calendar years, and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotation information has been obtained from Commodity Systems, Inc., available through Yahoo!Finance.

	High Bid	Low Bid

2001 Fiscal Quarter Ended:
March 31	$0.53	$0.24
June 30	$0.34	$0.20
September 30	$0.58	$0.16
December 31	$0.55	$0.21
2002 Fiscal Quarter Ended:
March 31	$0.38	$0.18
June 30	$0.65	$0.25
September 30	$0.37	$0.21
December 31	$0.27	$0.14

Holders

      As of February 28, 2003, the Company had approximately 1568 holders of record of its Common Stock. This number does not include those beneficial owners whose securities are held in street name. The total number of record and beneficial stockholders is estimated to be more than 3700.

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

Sale of Unregistered Securities in the Fourth Quarter of 2002

      During the quarter ended December 31, 2002, the Company sold the principal amount of $500,000 of its Subordinated Convertible Pay-In-Kind Notes due June 6, 2006 (“2002 Convertible Notes Due 2006”) in a private placement to an accredited investor, paid in cash. Those 2002 Convertible Notes Due 2006 bear interest at the rate of 12.5% per annum payable semi-annually in cash or additional 2002 Convertible Notes Due 2006. The 2002 Convertible Notes Due 2006 are convertible into shares of Company Common Stock at a conversion price per share equal to twenty-five cents ($0.25), subject to certain anti-dilution provisions. The 2002 Convertible Notes Due 2006 are to be paid ratably with the Company’s Subordinated Convertible Debt due September 30, 2004, the Company’s Subordinated Convertible Pay-In-Kind Notes due September 30, 2004, and the Company’s Subordinated Convertible Pay-In-Kind Notes due June 6, 2006 (which bear interest at 11% per annum). The holders of 2002 Convertible Notes Due 2006 are entitled to certain piggyback registration rights.

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

      Effective as of December 31, 2002, pursuant to the Company’s 2000 Omnibus Equity Incentive Plan, the Company granted its directors non-qualified stock options to purchase an aggregate 180,000 shares of Common Stock, at $0.21 per share, for services. See “ITEM 10. EXECUTIVE COMPENSATION” for additional information.

Item 6.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The Company anticipates that its minimum cash requirements to continue as a going concern for the next twelve months will be less than $1,500,000, and therefore, believes that it has inadequate cash to maintain operations during that period. In order to meet the foregoing cash requirements, the Company will have to raise additional capital or obtain a loan. There is no assurance, however, that the Company will be able to raise additional capital or obtain a loan. The Company’s objective is to establish collaborative relationships with one or more pharmaceutical or biotechnological companies that could result in the generation of royalty payments to the Company. The Company is also seeking out-licensing arrangements of its intellectual property that will generate recurring revenue and cash flow. As of the date hereof, the Company has not entered into any agreement with a pharmaceutical or biotechnological company, or any such out-licensing arrangements. In the event the Company is unable to generate its projected minimum cash requirements, management plans to curtail operating expenses, including certain professional fees and employee compensation.

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

Results of Operations — From Inception Through December 31, 2002

      The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

Liquidity and Capital Resources

      As of December 31, 2002, the Company had issued and outstanding 43,601,327 shares of its Common Stock. The Company is a development stage company. The Company had $3,031,081 in cash as of December 31, 2002.

Fiscal 2002 Compared to Fiscal 2001

      For the year ended December 31, 2002, the Company realized a net loss of $1,524,535 compared to a net loss of $1,020,301 for the year ended December 31, 2001. The Company had increases in expenses over the year ended December 31, 2001, consisting primarily of the following: increased research and development expenses in the amount of $179,850, increased expenditures in the aggregate amount of $40,903 for professional fees primarily related to amendments to its registration statement and other regulatory filing requirements with the Securities and Exchange Commission and other corporate matters, increased interest expense in the amount of $215,546 related to the Company’s convertible subordinated debt and subordinated convertible pay-in-kind notes, increased depreciation and amortization in the amount of $27,426, increased travel expenses in the amount of $36,181 related to business development and other Company matters, increased salaries and benefits in the amount of $14,872, increased general and administrative expenses in the amount of $29,414, increased Directors’ fees of $8,720, decreased rent of $33,962, decreased telephone and communications of $8,624 and decreased office expenses in the amount of $3,109.

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

Restatement of Company Financial Statements

      The Company’s financial statements for the years ended December 31, 2000 and 1999, respectively, have been restated to reflect the correction of an error in common stock outstanding and weighted average number of shares outstanding as of December 31, 2000. It was discovered that the Company mistakenly cancelled 850,000 shares of common stock in 1999. Under the terms of a settlement agreement and mutual general release and an escrow agreement each dated July 31, 1991 (collectively referred to as “settlement agreements”) among the Company, Dr. Simon Skurkovich, a consultant and certain other parties, the Company issued 850,000 shares in the name of the consultant and placed into escrow. These shares were to be released to the consultant upon performance of certain services that were to be provided by the consultant no later than January 15, 1993. The settlement agreements also stated that the 850,000 shares of common stock would be distributed to Dr. Simon Skurkovich, if such services were not provided by the consultant. Such services were not provided by the consultant, in whole or in part, and all 850,000 shares were cancelled by the Company in 1999. Instead of being cancelled, however, the shares should have been distributed to Dr. Simon Skurkovich in 1999 pursuant to the settlement agreements. Therefore, the shares were reissued to Dr. Simon Skurkovich and are reflected in the accompanying financial statements as if they were never cancelled.

      Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Reference is made in particular to forward-looking statements regarding product development, capital sources, plan of operations and expenses. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. Future operating results and the Company’s stock price may be affected by a number of factors, including, without limitation: (i) availability of capital for research and development; (ii) availability of capital for clinical trials; (iii) opportunities for joint ventures and corporate partnering; (iv) opportunities for mergers and acquisitions to expand the Company’s biotechnology base or acquire revenue generating products; (v) the results of preclinical and clinical trials; (vi) regulatory approvals of product candidates, new indications and manufacturing facilities; (vii) health care guidelines and policies relating to prospective Company products; (viii) intellectual property matters (patents) and (ix) competition. See “ITEM 1. BUSINESS FACTORS THAT AFFECT THE COMPANY.”

Item 7.     Financial Statements

      The financial statements are included herewith and incorporated herein by reference beginning with Page F-1.

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no disagreements with the Company’s accountants, Williams & Webster P.C., on accounting and financial disclosures during the Company’s two most recent fiscal years, i.e. January 1, 2001, through December 31, 2002, and through the date hereof.

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons

      The following table sets forth the names and nature of all positions and offices held by all directors and executive officers of the Company as of February 28, 2003, and the period or periods during which each such director or executive officer served in his or her respective positions.

Name	Age	Position Held	Director Since

Simon Skurkovich, M.D.	80	Chairman Emeritus, Director, and Director of Research and Development	November, 1985
Edmond F. Buccellato	57	Chairman of the Board, President and Chief Executive Officer, Director(3)	November, 1995
Thomas J. Pernice	41	Treasurer and Secretary, Director(2)(3)	April, 2001
William M. Finkelstein	43	Chief Financial Officer (non-director)	April, 2001
Lawrence Loomis	58	Director(2)(3)	December, 1986
Leonard Millstein, Ph.D.	60	Director(2)	December, 1986
Boris Skurkovich, M.D.	48	Director(2)	December, 1986
Alexander L. Cappello	47	Director(1)(3)	April, 2000
John M. Bendheim	49	Director(1)(3)	June, 2000
Richard P. Kiphart	61	Director(1)(2)	June, 2002

(1)	Member of the Audit Committee of the Board of Directors.

(2)	Member of the Compensation Committee of the Board of Directors.

(3)	Member of the Executive Committee of the Board of Directors.

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

      Edmond F. Buccellato — Since October, 2002, Mr. Buccellato has served as Chairman of the Board, and since April 2001, he has served as President and Chief Executive Officer. Mr. Buccellato served as President and Chief Operating Officer of the Company from September 1, 2000 to December 12, 2000, and he served as Chief Executive Officer from 1995 to August 31, 2000. He has served as a member of the Board of Directors since 1995. He was co-founder, member of the Board of Directors and Vice President of Finance of Phase Medical, Inc., an infusion therapy company sold to Becton Dickinson in 1994. He was also co-founder, member of the Board of Directors and Vice President of Finance of Synergistic Systems, Inc., a company that became the largest medical billing company in the western United States. He is also co-founder and member of the Board of Directors of Polymer Safety, LLC, a manufacturer of synthetic medical and industrial examination gloves and co-founder and member of the Board of Directors of Physicians’ Choice LLC, a medical billing company. He is a shareholder of Buccellato & Finkelstein, a public accountancy firm. Mr. Buccellato received his undergraduate degree from California State University at San Diego, and his graduate degree from the University of Southern California.

      Alexander L. Cappello — Since May 2000, Mr. Cappello has served as a member of the Board of Directors. Mr. Cappello also served as Chairman of the Board from April 2001, through October, 2002. Mr. Cappello is Chairman and Chief Executive Officer of Cappello Group, Inc., a merchant banking firm specializing in principal transactions, corporate finance, institutional equity placements for public companies, project finance and merger and acquisitions services since 1975. He also serves as Chairman of the International Board of the Young Presidents’ Organization for 2003-2004. Currently, he is a Member of the Board of Directors of the following: Cappello Group, Inc., RAND Corporation (Center for Middle East Public Policy), CytRx Corporation (NASDAQ), Independent Colleges of Southern California (ICSC), USC Marshall School of Business, Greif Center for Entrepreneurial Studies, USC Advancement Council, Trustee Friends of Florence (Florence Italy), Chairman Emeritus of Catholic Big Brothers of Los Angeles. He received his B.S. Degree in Finance (Order of the Palm) from the University of Southern California in 1977.

      Formerly, Mr. Cappello was a Member of the Board of Directors of the following: Koo Koo Roo, Inc. (NASDAQ), Arcus Data Security, Inc. (NASDAQ), Maritime Bank of California (OTC), Executive Publications, Inc., and The Joffrey Foundation.

      Richard P. Kiphart — Since June, 2002, Mr. Kiphart has served as a member of the Board of Directors. He currently serves as Chairman of the Board of Concord EFS Inc. and a member of the Board of Directors of Photo Control Inc. Mr. Kiphart is the Head of Corporate Finance for the Investment Firm of William Blair & Company, L.L.C. Mr. Kiphart has been with William Blair for over 36 years. Mr. Kiphart received his B.A. from Dartmouth College and his M.B.A. from Harvard Business School.

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

      Thomas J. Pernice — Since April 2001, Mr. Pernice has served as the Treasurer and Secretary of the Company and as a member of the Board of Directors. Mr. Pernice is President of Modena Holding Corporation, a financial consulting services company, and most recently, was also a managing director of Cappello Group, Inc., a merchant banking firm, from January 1999 to July 2002. Prior to joining the Cappello Group, Mr. Pernice served as a senior corporate executive in government and industry for more than 17 years. Most recently, he was Vice President, Public Affairs and a corporate officer for Dole Food Co. Inc. (NYSE:DOL), reporting to the chairman and CEO, David H. Murdock. He also served in similar capacities for the conglomerate of publicly and privately held business interests of Murdock, including the Castle & Cooke Inc. real estate company, formerly (NYSE:CCS), now privately held. Prior to joining Dole Food Co., Mr. Pernice served in the White House for more than seven years in various capacities for the Reagan and Bush administrations. Mr. Pernice earned a bachelor of arts degree from the University of Southern California in 1984 .

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

      Simon Skurkovich, M.D. — Founder of Advanced Biotherapy, Inc., serves as Director of Research and Development. From 1985 until September 2000, Dr. Skurkovich served as Chairman of the Board of Directors. He is the creator of immune preparations from human blood against antibiotic resistant bacteria that saved thousands of lives in the Soviet Union and Eastern Europe. In Russia, he was professor and Chief of the Immunology Laboratory of the Institute of Hematology and Blood Transfusion and was awarded gold and silver medals for his scientific discoveries. His laboratory was also awarded the nation’s highest honor, the Lenin Prize, for his patented work. Dr. Skurkovich received an M.D., Ph.D. and a Doctorate in Medical Sciences (D.Sc.) from Pirogov State Medical Institute in Moscow. He has written more than 240 articles for scientific publications. In 1974, he published in the journal Nature a new explanation for the pathogenesis and treatment of autoimmune diseases, which has been the basis for successful clinical trials and is now well accepted around the world.

      William M. Finkelstein. — Since April, 2001, Mr. Finkelstein has served as Chief Financial Officer. For the past eight years, he has been a shareholder of Buccellato & Finkelstein, Inc., a public accountancy firm. Mr. Finkelstein received his undergraduate degree in Accounting from the University of Houston in 1982 and became licensed as a certified public accountant in 1984. He is a member of the American Institute of Certified Public Accounts, and the California Society of Certified Public Accountants.

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

Compliance with Section 16(a) of the Exchange Act

      A Form 5 was filed by Boris Skurkovich, M.D. relating to his gifts of shares of Common Stock, which transactions otherwise were not timely reported. A Form 5 was filed by Leonard Millstein, Ph.D. relating to the sale of shares of Common Stock by his minor son, which transactions were otherwise not timely reported. A Form 5 was filed by John Bendheim and Alexander Cappello regarding the payment of accrued interest on Company convertible subordinated debt in the form of additional convertible subordinated debt, which transactions otherwise were not timely reported due to filing difficulties at the Company’s financial printer.

Item 10.	Executive Compensation

      The following table sets forth the compensation paid by the Company since January 1, 2000 through December 31, 2002, for the Chief Executive Officer of the Company and the Company’s other executive officers who were compensated during the year ended December 31, 2002 (the “Named Executive Officers”):

Summary Compensation Table

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)

Edmond F. Buccellato	2002	$154,500	$0	$0	$0	$3,800	$0	$0
Chief Executive Officer	2001	$84,000	$0	$0		$2,150	$0	$0
(1)(4)(6)	2000	$72,500	$0	$0		$0	$0	$0
Paul J. Marangos	2001	$35,000	$0	$10,000	$0	$7,800	$0	$0
Chief Executive Officer	2000	$40,000	$25,000	$0		$0	$0	$0
(2)(5)
Simon Skurkovich	2002	$131,500	$0	$0	$0	$3,800	$0	$0
Chairman Emeritus,	2001	$60,000	$0	$0		$2,150	$0	$0
Director of Research &	2000	$30,000	$0	$0		$0	$0	$0
Development(3)(4)(6)

(1)	Mr. Buccellato was the Chief Executive Officer of the Company prior to the hiring of Dr. Marangos. Since April, 2001, Mr. Buccellato has served as President and Chief Executive Officer of the Company.

(2)	Dr. Marangos joined the Company in August 2000 at an annual salary of $120,000. In addition, he was paid a signing bonus of $25,000. In April, 2001, Dr. Marangos resigned as an officer and employee of the Company.

(3)	Dr. Skurkovich also served as the Chairman of the Board prior to August, 2000.

(4)	During January, 2003, the Company granted stock options to purchase 20,000 shares of the Company’s Common Stock at $0.21 per share to each director for services rendered during the year ended December 31, 2002. The fair value of the stock options was estimated at $3,800 per director using the Black Scholes option price method.

(5)	During May, 2001, the Company issued to Dr. Marangos warrants to purchase 100,000 shares of the Company’s Common Stock at $0.25 per share for his service on the Board of Directors. The warrants expire in May, 2005. The fair value of the warrants was estimated at $7,800 using the Black Scholes option price method.

(6)	During the first six months of 2002, Edmond Buccellato and Simon Skurkovich, M.D. were compensated as contract consultants at the annual rate of $120,000 and $80,000, respectively, and effective July 1, 2002, their salaries were set at $180,000, respectively.

      During fiscal year 2002, William M. Finkelstein did not receive any compensation directly from the Company, although the Company paid to Buccellato & Finkelstein, Inc., the sum of $16,014 for accounting services and tax preparation. Mr. Finkelstein and Mr. Buccellato are shareholders of Buccellato & Finkelstein, Inc.

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

      Effective January 1, 2003, the Company granted each director non-qualified options to purchase 20,000 shares of Common Stock at an exercise price of $0.21 per share for Board services rendered during the year ended December 1, 2002. During the quarter ending March 31, 2003, the Company granted additional options to purchase an aggregate 3,950,000 shares of Common Stock at an exercise price of $0.16 per share to certain directors and officers under the OEI Plan, which options vest in three equal installments commencing February 7, 2004.

Option/ SAR Grants to Executive Officers

      None of the Named Executive Officers received any grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”), or freestanding SARs during the fiscal year ending December 31, 2002, in their capacity as officers, however, as described above, during that period Mr. Buccellato and Simon Skurkovich, M.D., were each granted stock options to purchase 10,000 shares of Common Stock for Board services, during the year ended December 31, 2001.

      None of the Named Executive Officers exercised any options or SARs during the 2002 fiscal year.

      The information concerning individual grants of stock options (whether or not in tandem with SARs) and freestanding SARs, including options and SARs that subsequently have been transferred) made during the fiscal year ended December 31, 2002 to each of the Named Executive Officer is provided in tabular format below:

Option/ SAR Grants in Last Fiscal Year (2002)

(Individual Grants)

	Number of	Percent of Total
	Securities	Options/SARs
	Underlying	Granted To	Exercise of
	Options/SARs	Employees in	Base Price
Name	Granted(#)	Fiscal Year	($/Sh)	Expiration Date

Edmond F. Buccellato	10,000	(1)	$0.25	December 31, 2011
Simon Skurkovich, M.D.	10,000	(1)	$0.25	December 31, 2011

(1)	Options to purchase 10,000 shares of Common Stock were granted to all directors for services rendered during fiscal year 2001. No other options were granted to employees in fiscal year 2002.

      During January, 2003, the Company granted stock options to purchase 20,000 shares of the Company’s Common Stock at $0.21 per share to each director, including Edmond F. Buccellato and Simon Skurkovich, M.D., as described in the Summary Compensation table above, for directorship services rendered during the year ended December 31, 2002.

Aggregated Options/ SAR Exercises in Fiscal Year

Ended December 31, 2002 and December 31, 2002
Option/ SAR Values

			Number of Unexercised	Value of Unexercised
			Securities Underlying	In-The-Money
			Options/SARs	Options/SARs
	Shares Acquired		at FY-End(#)	At FY-End($)
Name	on Exercise(#)	Value Realized($)	Exercisable/Unexercisable(1)	Exercisable/Unexercisable(2)

Simon Skurkovich	0	$0	300,000	$84,000.00
			623,000	$174,400.00
			10,000	$1,300.00
Edmond Buccellato	0	$0	105,543	$29,552.00
			50,000	$14,000.00
			50,000	$9,000.00
			10,000	$1,300.00

(1)	All options were exercisable as of December 31, 2002

(2)	Determined on the basis of the share closing price of $0.21 on December 31, 2002, as published by Commodity Systems, Inc., available through Yahoo!Finance.

Compensation of Directors

      Directors did not receive any cash compensation for serving as members of the Board of Directors for the year ended December 31, 2002, but Board members were granted stock options under the OEI Plan as described above. There are no other contractual arrangements for compensation with any member of the Board of Directors.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Equity Compensation Plan Information As of December 31, 2002

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a)

	(a)	(b)	(c)

Equity compensation plans approved by security holders	440,000 (1)	$0.25	4,060,000 (1)
Equity compensation plans not approved by security holders(2)			800,000 (3)

(1)	This figure excludes stock options granted by the Company during January, 2003, to each director, to purchase 20,000 shares of the Company’s Common Stock at $0.21 per share (aggregate 180,000 stock options), including Edmond F. Buccellato and Simon Skurkovich, M.D., as described in the Summary Compensation Table above, for directorship services rendered during the year ended December 31, 2002.

(2)	Stock Bonus Plan

(3)	This figure excludes 1,603,787 shares of the Company’s Common Stock repurchased by the Company as of February 26, 2003, from an officer and two directors, in satisfaction of outstanding notes receivable, issued by the three individuals in consideration for shares issued to them under the Stock Bonus Plan on January 11, 2000. Such notes were due and payable on December 31, 2002, and could not be extended under provisions of federal legislation known as the Sarbanes-Oxley Act of 2002. These shares are now available for future issuance under the Stock Bonus Plan.

Equity Compensation and Long-term Incentive Plan Awards

      The Company adopted a Stock Bonus Plan (“Stock Bonus Plan”) in January 2000 and reserved 10,000,000 shares of Common Stock to be issued thereunder, of which 9,200,000 shares have been granted as of December 31, 2002. In December 2000, the Board of Directors approved the Company’s 2000 Omnibus Equity Incentive Plan (“OEI Plan”) and reserved 4,000,000 shares of Common Stock to be issued thereunder to employees, consultants and directors, subject to annual increases equal to the lesser of 2.5% of the then outstanding shares of Common Stock or 250,000 shares. As of December 31, 2002, no shares have been granted under the OEI Plan. As of December 31, 2002, options to purchase approximately 440,000 shares have been granted under the OEI, and during the quarter ending March 31, 2003, additional options have been granted under the OEI Plan. Prior to January, 2001, the Company granted other stock options and warrants to purchase Company Common Stock which were not granted pursuant to any equity compensation plan

Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth the Common Stock ownership, including options to purchase stock, of each person known by the Company to be the beneficial owner of five percent (5%) or more of the Company’s Common Stock, each director individually and all officers and directors of the Company as a group as of February 28, 2002. Each person has sole voting and investment power with respect to the shares of Common Stock shown, unless otherwise noted, and all ownership is of record and beneficial. As of February 28, 2003, the Company had 43,827,793 shares of Common Stock outstanding.

	Number of Shares
Name and Address of Owner	Beneficially Owned		Percentage of Total

Richard P. Kiphart	12,829,832	(1)	22.64%
222 W. Adams St.
Chicago, IL 60606
Boris Skurkovich, M.D.	6,240,599	(2)	14.23%
18 Blaisdell Ave
Pawtucket, RI 01860
Leonard Millstein and Ellen Millstein	4,096,709	(3)	9.34%
1677 Calle Alta
La Jolla, CA 92037
Simon Skurkovich, M.D.	2,421,770	(4)	5.41%
802 Rollins Avenue
Rockville, MD 20852
Alexander L. Cappello	2,062,244	(5)	4.49%
100 Wilshire Boulevard
Suite 1200
Santa Monica, CA 90401
Edmond F. Buccellato	1,636,638	(6)	3.70%
6355 Topanga Canyon
Boulevard, Suite 510
Woodland Hills, CA 91367
Thomas J. Pernice	1,338,599	(7)	2.96%
837 Chautauqua Blvd
Pacific Palisades, CA 90272
Lawrence Loomis	1,154,053	(8)	2.63%
9110 Red Branch Road
Columbia, MD 21045
John M. Bendheim	255,936	(9)	*
361 N. Canon Drive
Beverly Hills, CA 90210
All officers and directors as a group(10)	32,048,680		51.93%

(1)	Shares held in the name of Richard P. Kiphart include the right to acquire 2,156,708 shares, upon the conversion of $539,177 principal amount of the Company’s 2002 Subordinated Convertible Pay-In-Kind Notes due September 30, 2004 (“2002 Convertible Notes Due 2004”) and the right to acquire 10,653,124 shares, upon the conversion of $2,663,281 principal amount of the Company’s 2002 Subordinated Convertible Pay-In-Kind Notes Due June 1, 2006 (“2002 Convertible Notes Due 2006”), and options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share.

(2)	Shares held in the name of Boris Skurkovich include shares held in his name (1,404,829), and shares held in the name of Carol Marjorie Dorros (1,935,000), and Samuel Aaron Skurkovich (2,880,770), options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, and options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share.

(3)	Leonard and Ellen Millstein are husband and wife. Shares held in their names comprise shares held in his name (615,100), shares held in her name (2,763,359); shares held in the name of William Millstein (688,250 shares), options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, and options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share. Mr. Millstein and Mrs. Millstein disclaim beneficial ownership of the shares held in the other’s name and disclaim that they are part of any “group” for SEC purposes.

(4)	Shares held in the name of Simon Skurkovich include options to purchase up to 300,000 shares of Common Stock at an exercise price of $0.10 per share, options to purchase up to 623,000 shares of Common Stock at an exercise price of $0.10 per share, options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, and options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share. Simon Skurkovich is the father of Boris Skurkovich and Ellen Millstein but disclaims beneficial ownership of the shares attributed to both of them and disclaims that the three of them are part of a “group” for SEC purposes.

(5)	Shares held in the name of Alexander L. Cappello include warrants held in his name to purchase 100,000 shares of Common Stock at an exercise price of $0.25 per share, warrants assigned by Cappello Capital Corp. (“CCC”) to the Alexander L. and Linda Cappello Family Trust (“Family Trust”) to purchase 1,598,216 shares of Common Stock at an exercise price of $0.15 per share, options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, and options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share. Also includes the right of the Family Trust to acquire 126,332 shares of Common Stock upon conversion of Company’s Convertible Subordinated Debt due September 30, 2004 (“Convertible Debt”), and the right to acquire 207,696 shares of Common Stock upon exercise of an option to purchase up to $51,924 principal amount of Convertible Debt at par and the conversion of such Convertible Debt, which option CCC assigned to the Family Trust.

(6)	Shares held in the name of Edmond F. Buccellato comprise shares held in the names of Edmond F. and Leana J. Buccellato Living Trust (1,130,245 shares), Matthew Buccellato (60,490 shares) and Buccellato & Finkelstein, Inc. (88,334). Includes options to purchase up to 105,543 shares of Common Stock at an exercise price of $0.10 per share, options to purchase up to 50,000 shares of Common Stock at an exercise price of $0.10 per share, options to purchase up to 50,000 shares of Common Stock at an exercise price of $0.20 per share, options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, and the right to acquire 122,024 shares of Common Stock upon the conversion of $30,506 principal amount of the Company’s 2002 Convertible Notes Due 2004.

(7)	Shares held in the name of Thomas J. Pernice include warrants to purchase 100,000 shares of Common Stock at an exercise price of $0.25 per share, warrants assigned by CCC to purchase 1,042,443 shares of Common Stock at an exercise price of $0.15 per share, options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, and options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share. Also, includes the right to acquire 166,156 shares of Common Stock upon exercise of an option to purchase up to $41,539 principal amount of Convertible Debt at par and the conversion of such Convertible Debt, which option CCC assigned to him.

(8)	Includes shares held in the names of Lawrence Loomis (924,053 shares) and New Horizons Diagnostics, Inc. (200,000 shares), options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, and options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share.

(9)	Shares held in the name of John M. Bendheim comprise warrants to purchase 100,000 shares of Common Stock at an exercise price of $0.25 per share, and the right to acquire 125,936 shares of Common Stock upon conversion of Convertible Debt held by a trust for the benefit of his minor child, options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, and options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share.

(10)	Includes 2,940,659 shares of Common Stock underlying warrants, 1,388,543 shares of Common Stock underlying options and 13,557,976 shares of Common Stock underlying Convertible Debt.

*	Represents less than 1% of the outstanding Shares of Common Stock.

Item 12.	Certain Relationships and Related Transactions

      The Company is currently indebted to Simon Skurkovich, M.D., the Company’s Chairman Emeritus of the Board of Directors, and Director of Research and Development, in the amount of $127,631.

      During fiscal year 2002, the Company paid $23,855 to Boris Skurkovich, M.D. for consulting services and out-of-pocket expenses, and paid $71,131 to New Horizons Diagnostics, Inc., of which Director Lawrence Loomis is the majority shareholder, for productions of monoclonal antibodies. During the fiscal year 2002, the Company paid a $60,000 fee in cash to Lawrence Loomis in connection with the placement of $3,000,000 principal amount of the Company’s Subordinated Convertible Pay-In-Kind Notes to Director Richard Kiphart. Mr. Loomis has personally guaranteed the repayment by the Company of approximately $500,000 principal amount of such Convertible Notes held by Mr. Kiphart.

      During fiscal year 2002, the Company received the use of approximately 3,500 square feet of commercial building space on a rent-free basis from a company owned by Lawrence Loomis. As of January 1, 2003, the Company began paying $5,110 in rent on a month-to-month basis. During fiscal year 2002, the Company received use of office space on a rent-free basis from Buccellato & Finkelstein, Inc., of which Edmond F. Buccellato is a shareholder. As of January 1, 2003, the Company began paying $700 in rent on a month-to-month basis. During fiscal year 2002, the Company paid to Buccellato & Finkelstein, Inc., the sum of $16,014 for accounting services and tax preparation.

      Alexander L. Cappello is the brother of Gerard K. Cappello, the sole shareholder, president and chief executive officer of Cappello Capital Corp., which was retained by the Company in January, 2000 to render financial advisory and investment banking services and thereupon was granted warrants to purchase 4,685,135 shares of Common Stock at $0.15 per share. Such warrants have been assigned to certain individuals, including Alexander L. Cappello. Cappello Capital Corp. raised $1,510,500 in convertible subordinated debt for the Company, was paid $124,981 in fees and expenses related thereto, and was granted an option to purchase $151,050 principal amount of Convertible Debt at par, which option has been assigned to certain individuals including Alexander L. Cappello. Thomas J. Pernice was formerly a managing director of Cappello Group, Inc., a merchant banking firm, which is owned by Alexander L. Cappello. Mr. Pernice was assigned a portion of the foregoing warrants and options.

      John M. Bendheim, Edmond F. Buccellato and Alexander L. Cappello each beneficially own the Company’s Convertible Debt or Convertible Notes, upon which the Company is indebted to such individuals.

      As of December 31, 2002, the following directors and officers were indebted to the Company in the principal amount, together with accrued interest, set forth opposite such person’s name, in connection with the grant of shares of Common Stock pursuant to the Company’s Stock Bonus Plan:

Edmond F. Buccellato	$89,478
Boris Skurkovich, M.D.	$89,478
Lawrence Loomis	$59,652

      The same three directors each issued a promissory note dated as of January 11, 2000, in favor of the Company evidencing such obligations, which notes, until paid, accrued interest at a rate of 6.5% per annum and matured on December 31, 2002. The notes, as of December 31, 2002, were in default. Effective July 30, 2002, the new federal laws, known as the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) prohibit a public company, among other matters, to extend or maintain a loan to any director or officer of the company, including the extension of loans then existing on July 30, 2002, subject to certain exceptions inapplicable to the Company. The Company was not in compliance with the Sarbanes-Oxley Act on December 31, 2002, because the three directors were in default of their notes and the Sarbanes-Oxley Act prohibited the extension of such notes. As of February 26, 2003, the Company repurchased an aggregate 1,603,787 shares of the Company’s Common Stock from these three directors, in satisfaction of the outstanding notes principal together with accrued interest, because these notes could not be extended under the Sarbanes-Oxley Act. These shares had been previously issued under the Stock Bonus Plan on January 11, 2000, and are now available for future issuance under the Stock Bonus Plan.

Item 13.	Exhibits and Reports on Form 8-K

Exhibit
Number	Description

2.1	Agreement of Merger dated as of July 14, 2000, between the Registrant, a Delaware corporation, and Advanced Biotherapy Concepts, Inc., a Nevada corporation. Filed as Appendix A to Registrant’s Proxy Statement dated July 14, 2000, and incorporated herein by reference.
3.1	Certificate of Incorporation of Registrant. Filed as an exhibit to Registrant’s 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference.
3.2	Bylaws of Registrant. Filed as an exhibit to Registrant’s 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference.
3.3	Certificate of Amendment of Certificate of Incorporation of Registrant filed December 26, 2002, in the office of the Delaware Secretary of State.
4.1	Form of Registrant’s Common Stock Certificate. Filed as an exhibit to Registrant’s Form 10-QSB filed on June 10, 1999, and incorporated herein by reference.
4.2	Form of 2002 Subordinated Convertible Pay-In-Kind Note due June 1, 2006, dated November 14, 2002.
10.1	Form of Stock Bonus Plan. Filed as an exhibit to Registrant’s Form 10-KSB for the fiscal year ended December, 1999. Filed as an exhibit to Registrant’s Form 10-KSB for the fiscal year ended December, 1999.
10.2	Form of Common Stock Purchase Warrant in favor of Cappello Capital Corporation. Filed as an exhibit to 2000, and Registrant’s Form 10-QSB for the quarter ended March 31, incorporated herein by reference.
10.3	Form of 2000 Omnibus Equity Incentive Plan. Filed as an exhibit to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference.
10.4	Form of Option Agreement. Filed as an exhibit to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference.
10.5	Form of 10% Convertible Subordinated Debt Instrument. Filed as an exhibit to Registrant’s Form 10-QSB for the quarter ended June 30, 2000, and incorporated herein by reference.
10.6	Form of Convertible Subordinated Debt Purchase Agreement. Filed as an exhibit to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference.
10.7	Form of Investor Rights Agreement. Filed as an exhibit to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference.
10.8	Form of 2002 Subordinated Convertible Pay-In-Kind Note due September 30, 2004. Filed as an exhibit to Registrant’s Form 10-QSB for the quarter ended March 31, 2002, and incorporated herein by reference.
10.9	Form of Investor Rights Agreement dated as of April 15, 2002. Filed as an exhibit to Registrant’s Form 10-QSB for the quarter ended March 31, 2002, and incorporated herein by reference.
10.10	Form of 2002 Subordinated Convertible Pay-In-Kind Note due June 1, 2006. Filed as an exhibit to Registrant’s Form 10-QSB for the quarter ended September 30, 2002, and incorporated herein by reference.
10.11	Form of Investor Rights Agreement dated as of June 1, 2002. Filed as an exhibit to Registrant’s Form 10-QSB/ A for the quarter ended June 30, 2002, and incorporated by reference herein.
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S. C. Section 1350.

      The financial statements are incorporated herein by reference and begin with Page F-1.

      The following financial statements are included herein:

Reports on Form 8-K

      The Registrant filed the following reports on Form 8-K during the quarter ended December 31, 2002:

1. November 26, 2002. The Form 8-K reported that the Registrant has a patent application pending for the exclusive use of any form of antibody to gamma interferon (IFN-g) for the treatment of Pemphigus Vulgaris.

2. December 2, 2002. The Form 8-K reported that the Registrant closed the private placement of its 2002 Subordinated Convertible Pay-In-Kind Notes, and has reported its financial results for the nine months ended September 30, 2002.

3. December 3, 2002. The Form 8-K reported that the Registrant received a Notice of Allowance from the United States Patent and Trademark Office for a utility patent for the use of any form of antibody to gamma interferon to treat corneal transplant rejection.

4. December 9, 2002. The Form 8-K reported that the Registrant met with the United States Food and Drug Administration (FDA) and discussed the pathway and additional efforts needed to submit an Investigational New Drug Application to conduct Phase I clinical trials to treat corneal transplant rejection with antibodies to gamma interferon.

ITEM 14.	Controls and Procedures

      In accordance with Item 307 of Regulation S-B promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Annual Report on Form 10-KSB, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) have conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Company’s disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective in causing information to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to management of the Company to allow timely decisions regarding the Company’s public disclosures. In compliance with Section 302 of the Sarbanes-Oaxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers executed an Officer’s Certification included in this Annual Report on Form 10-KSB.

      As of the date of this Annual Report on Form 10-KSB, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the Certifying Officers’ evaluation.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 2003.

ADVANCED BIOTHERAPY, INC.
(Registrant)

By:	/s/ EDMOND F. BUCCELLATO

President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on this 26th day of March, 2003.

Signature	Title	Date

/s/ EDMOND F. BUCCELLATO Edmond F. Buccellato	President and Chief Executive Officer	March 26, 2003

/s/ WILLIAM M. FINKELSTEIN William M. Finkelstein	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2003

/s/ ALEXANDER L. CAPPELLO Alexander L. Cappello	Director	March 26, 2003

/s/ RICHARD P. KIPHART Richard P. Kiphart	Director	March 26, 2003

/s/ LAWRENCE LOOMIS Lawrence Loomis	Director	March 26, 2003

/s/ THOMAS J. PERNICE Thomas J. Pernice	Director	March 26, 2003

/s/ BORIS SKURKOVICH, M.D. Boris Skurkovich, M.D.	Director	March 26, 2003

/s/ SIMON SKURKOVICH, M.D. Simon Skurkovich, M.D.	Director	March 26, 2003

Certification by Edmond F. Buccellato, President and Chief Executive Officer

of
Advanced Biotherapy, Inc.

I, Edmond F. Buccellato, certify that:

      1.     I have reviewed this annual report on Form 10-KSB of Advanced Biotherapy, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

      4.     The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

      6.     The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ EDMOND F. BUCCELLATO

Edmond F. Buccellato
President and Chief Executive Officer

Date: March 26, 2003

Certification by William M. Finkelstein, Chief Financial Officer

of
Advanced Biotherapy, Inc.

I, William M. Finkelstein, certify that:

      1.     I have reviewed this annual report on Form 10-KSB of Advanced Biotherapy, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

      4.     The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

      6.     The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM M. FINKELSTEIN

William M. Finkelstein
Chief Financial Officer

Date: March 26, 2003

INDEPENDENT AUDITOR’S REPORT
BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
EXHIBIT 3.3
EXHIBIT 4.2
EXHIBIT 99.1
EXHIBIT 99.2

ADVANCED BIOTHERAPY, INC.
(A Development Stage Enterprise)

December 31, 2002

Board of Directors
Advanced Biotherapy, Inc.
Woodland Hills, CA

INDEPENDENT AUDITOR’S REPORT

We have audited the accompanying balance sheets of Advanced Biotherapy, Inc. (a Delaware corporation and development stage enterprise) as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from December 2, 1985 (inception) through December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Biotherapy, Inc. as of December 31, 2002 and 2001 and the results of its operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from December 2, 1985 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated no revenue in the past years, and has suffered recurring losses from operations resulting in an accumulated deficit of $6,592,961 at December 31, 2002. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 25, 2003

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2002	2001

CURRENT ASSETS
Cash	$31,081	$36,615
Marketable securities	3,000,000	—
Notes receivable - related parties	246,619	246,619
Interest receivable - related parties	47,609	31,579
Deposits and prepaid expenses	54,882	40,710

Total Current Assets	3,380,191	355,523

PROPERTY AND EQUIPMENT, net of accumulated depreciation	16,414	4,888

OTHER ASSETS
Deferred loan origination fees, net of accumulated amortization	128,910	74,791
Patents and patents pending, net of accumulated amortization	365,713	264,493

Total Other Assets	494,623	339,284

TOTAL ASSETS	$3,891,228	$699,695

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$113,457	$142,206
Accounts payable - related parties	14,174	9,740
Accrued expenses - related parties	63,367	13,600

Total Current Liabilities	190,998	165,546

LONG-TERM DEBT
Convertible notes payable	5,604,010	1,314,301
Notes payable to related parties	127,631	127,631

Total Long-Term Debt	5,731,641	1,441,932

Total Liabilities	5,922,639	1,607,478

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 200,000,000 shares authorized, 43,601,317 and 42,303,611 shares issued and outstanding, respectively	43,600	42,303
Additional paid-in capital	3,937,923	3,640,657
Stock options and warrants	580,027	477,683
Deficit accumulated during development stage	(6,592,961)	(5,068,426)

Total Stockholders’ Equity (Deficit)	(2,031,411)	(907,783)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,891,228	$699,695

The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

			From Inception
	Year Ended December 31,		(December 2, 1985)
			through
	2002	2001	December 31, 2002

REVENUES	$—	$—	$89,947

OPERATING EXPENSES
Research and development	313,597	133,747	2,591,969
Promotional fees	9,624	8,986	26,168
Professional fees	435,977	395,074	2,383,410
Directors’ fees	37,800	29,080	66,880
Depreciation and amortization	77,305	49,879	559,188
Salaries and benefits	98,618	83,746	1,108,478
Insurance	57,787	48,076	116,761
Shareholder relations and transfer fees	26,946	28,788	203,493
Rent	—	33,962	156,116
Travel and entertainment	73,977	37,796	173,133
Telephone and communications	4,140	12,764	31,520
Office	12,099	15,208	55,219
General and administrative	43,062	13,648	624,708

Total Operating Expenses	1,190,932	890,754	8,097,043

Loss From Operations	(1,190,932)	(890,754)	(8,007,096)
OTHER INCOME (EXPENSE)
Miscellaneous income	—	—	22,000
Interest and dividend income	45,168	35,902	112,161
Internal gain on sale of securities	—	—	157,520
Forgiveness of debt	—	—	2,047,437
Forgiveness of payables	—	—	45,396
Loss on disposal of office equipment	—	(2,224)	(2,224)
Interest expense	(378,771)	(163,225)	(968,155)

Total Other Income (Expense)	(333,603)	(129,547)	1,414,135

Loss Before Income Taxes	(1,524,535)	(1,020,301)	(6,592,961)
Income Taxes	—	—	—

NET LOSS	$(1,524,535)	$(1,020,301)	$(6,592,961)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON STOCK SHARES OUTSTANDING	43,175,909	40,885,351

The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Deficit
	Common Stock				Accumulated	Total
			Additional	Stock	During	Stockholders’
			Paid-in	Options and	Development	Equity
	Shares	Amount	Capital	Warrants	Stage	(Deficit)

Balance, December 31, 2000	40,698,265	$40,698	$3,233,040	$379,403	$(4,048,125)	$(394,984)
Common stock issued in exchange for convertible debt at $0.25 per share	1,605,346	1,605	399,504	—	—	401,109
Contribution of capital by shareholders in form of foregone interest and rent	—	—	8,113	—	—	8,113
Stock warrants issued at $0.06 per warrant in exchange for services	—	—	—	23,280	—	23,280
Stock options issued at $0.30 per option in exchange for services	—	—	—	75,000	—	75,000
Net loss for the year ended December 31, 2001	—	—	—	—	(1,020,301)	(1,020,301)

Balance, December 31, 2001	42,303,611	42,303	3,640,657	477,683	(5,068,426)	(907,783)
Contribution of capital by shareholders in form of foregone interest	—	—	5,635	—	—	5,635
Common stock issued in exchange for convertible debt at $0.25 per share	1,147,706	1,147	285,781	—	—	286,928
Stock issued for cash at an average price of $0.04 per share from the exercise of options	150,000	150	5,850	—	—	6,000
Stock warrants issued at $0.23 per warrant in exchange for services	—	—	—	54,344	—	54,344
Stock options issued at $0.25 per option in exchange for services	—	—	—	48,000	—	48,000
Net loss for the year ended December 31, 2002	—	—	—	—	(1,524,535)	(1,524,535)

Balance, December 31, 2002	43,601,317	$43,600	$3,937,923	$580,027	$(6,592,961)	$(2,031,411)

Summary of required information regarding stock issuances can be found in Note 8.

The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			From Inception
	Year Ended December 31,		(December 2, 1985)
			through
	2002	2001	December 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,524,535)	$(1,020,301)	$(6,592,961)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	77,305	49,879	559,188
Loss on disposal of equipment	—	2,224	2,224
Investment income	—	—	(157,520)
Expenses paid through issuance of common stock	—	—	231,340
Expenses paid through issuance of common stock warrants and options	102,344	98,280	369,289
Accrued interest paid by convertible debt	373,136	155,242	578,047
Expenses paid through contribution of additional paid-in capital	5,635	8,113	51,581
Organization costs	—	—	(9,220)
Decrease (increase) in:
Marketable securities	(3,000,000)	—	(3,000,000)
Deposits and prepaid expenses	(14,172)	(8,018)	(54,882)
Interest receivable	(16,030)	(16,031)	(47,609)
Deferred loan origination cost	(101,895)	—	(215,183)
Increase (decrease) in:
Accounts payable	25,452	118,937	190,998
Accounts and notes payable, related parties	—	—	127,631
Payroll and payroll taxes payable	—	—	8,878

Net cash used in operating activities	(4,072,760)	(611,675)	(7,958,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(15,270)	—	(63,273)
Internal gain on sale of securities	—	—	157,520
Acquisition of patents	(127,004)	(109,977)	(488,102)

Net cash used in investing activities	(142,274)	(109,977)	(393,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,000	—	2,455,754
Proceeds from convertible notes	4,203,500	—	5,714,000
Proceeds from notes payable	—	—	388,508
Payments on notes payable	—	—	(175,127)

Net cash provided by financing activities	4,209,500	—	8,383,135

Net increase (decrease) in cash	(5,534)	(721,652)	31,081
Cash, beginning	36,615	758,267	—

Cash, ending	$31,081	$36,615	$31,081

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$—	$—	$339,927

Income taxes paid	$—	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued in exchange for professional fees and expenses	$—	$—	$340,869
Contributed expenses	$5,635	$8,113	$51,581
Common stock issued for a loan payable	$—	$—	$213,381
Common stock issued for notes receivable	$—	$—	$246,619
Options issued for services	$48,000	$75,000	$123,000
Warrants issued for services	$54,344	$23,280	$246,289
Accrued interest paid by convertible debt	$373,136	$155,242	$578,047
Common stock issued for convertible debt	$286,928	$401,109	$688,037

The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

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

For the year ended December 31, 2002, the Company incurred a net loss of $1,524,535 and had an accumulated deficit during the development stage of $6,592,961 for the period then ended. Although the Company raised over $4.2 million in convertible debt during the year ended December 31, 2002 to fund research and development costs and operations, it does not have a source of revenues to continue its operations, research and development costs or to service its debt at maturity beyond such funding. For the twelve-month period subsequent to December 31, 2002, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $1,500,000, and therefore, believes that it has adequate resources to maintain operations during that period. The future of the Company is dependent upon future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system. Management’s goal is to actively seek a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, future cash requirements may be met through licensing fees and royalties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement No. 148 (“SFAS No. 148”) on “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement provides alternative methods of transition for companies that choose to switch to the fair value method of accounting for stock options. SFAS No. 148 also makes changes in the disclosure requirements for stock-based compensation, regardless of which method of accounting is chosen. Under the new standard, companies must report certain types of information more prominently and in a more understandable format in the footnotes to the financial statements, and this information must be included in interim as well as annual financial statements. The Company has complied with the disclosure requirements of SFAS No. 148 in these financial statements.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147 (“SFAS No. 147”) on “Acquisitions of Certain Financial Institutions.” This statement provides guidance on the accounting for the acquisition of a financial institution. The Company’s adoption of this standard does not have an effect on its financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for activities after December 31, 2002. There has been no impact on the Company’s financial position or results of operations from adopting SFAS No. 146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of SFAS Statements No. 44, 4 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, SFAS No. 64, which amended SFAS No. 4, was rescinded, as it was no longer necessary. SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”, established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145, and as a result, has reclassified a total of $2,047,437 in debt forgiveness to other income from the previous classification as extraordinary income. The other provisions of this standard did not have an effect on the financial statements of the Company.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Long-Lived Assets

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2002.

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

At December 31, 2002, the Company had net deferred tax assets of approximately $1,160,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.

At December 31, 2002, the Company’s net operating loss carryforwards amount to approximately $4,660,000, which expire in the years 2003 through 2023. At December 31, 2002, approximately $878,000 of net operating losses expired. Approximately $195,000 of net operating losses will expire on December 31, 2003.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation. These reclassifications have resulted in no changes to the Company’s accumulated deficit or net losses presented.

Promotional Fees

Promotional fees are charged to operations in the year incurred. Promotional fees amounted to $9,624 and $8,986 for the year ended December 31, 2002 and 2001, respectively.

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

Fair Value of Financial Instruments

The carrying amounts for cash, investments, deposits and prepaid expenses, receivables, accounts payable, accrued liabilities, notes payable, and convertible debt approximate their fair value.

Deferred Loan Origination Fees

During the year ended December 31, 2000, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note 12. These loan origination fees, which totaled $47,079, net of accumulated amortization at December 31, 2002, are amortized over the life of the related debt. During the year ended December 31, 2002, the Company recorded amortization expense in the amount of $27,712 related to these fees.

During the year ended December 31, 2002, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note 12. These loan origination fees, which totaled $81,831, net of accumulated amortization at December 31, 2002, are amortized over the life of the related debt. During the year ended December 31, 2002, the Company recorded amortization expense in the amount of $20,064 related to these fees.

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
December 31, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,– as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which is effective for the Company as of January 1, 2001. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At December 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings (loss) per share
Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

Diluted earnings (loss) per share is computed by dividing the net income (loss) adjusted for interest expense on convertible debt by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming conversion of the stock options (1,957,953 shares), warrants (5,324,535 shares), and convertible debt (22,416,456 shares). Diluted net loss per share is the same as basic net loss per share as inclusion of the common stock equivalents would be antidilutive.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to five years.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

NOTE 3 – PROPERTY AND EQUIPMENT (Continued)

The following is a summary of property, equipment and accumulated depreciation at December 31, 2002 and 2001:

	2002		2001

		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Lab equipment	$27,582	$27,582	$27,582	$27,582
Office equipment	18,062	11,073	12,874	7,986
Furniture and fixtures	11,384	1,959	1,302	1,302

	$57,028	$40,614	$41,758	$36,870

Depreciation expense for the years ended December 31, 2002 and 2001 was $3,744 and $3,174, respectively.

NOTE 4 – INVESTMENTS

Marketable Securities

The Company’s investments in equity securities that are intended to be held for a short period are classified as trading securities. These securities are recorded at fair value as current assets on the balance sheet under the caption of marketable securities. The change in fair value of those securities is included in earnings during the period presented. In the year ended December 31, 2002, there was no change in the fair market value of the securities. See Note 7.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

NOTE 5 – INTANGIBLE ASSETS (Continued)

The following is a summary of the costs of patents and patents pending at December 31, 2002:

		Accumulated	Net
	Cost	Amortization	Amount

Balance, December 31, 2000	$251,120	$(77,611)	$173,509
2001 Activity	109,977	(18,993)	90,984

Balance, December 31, 2001	361,097	(96,604)	264,493
2002 Activity	127,005	(25,785)	101,220

Balance, December 31, 2002	$488,102	$(122,389)	$365,713

NOTE 6 – RELATED PARTY TRANSACTIONS

Current Transactions

During the year ended December 31, 2002, the Company sold a total of $28,000 in subordinated convertible pay-in-kind note to the Company’s chief executive officer. See Note 12.

During the year ended December 31, 2002, the Company paid $60,000 to a director in connection with the sale of subordinated debt. See Note 12.

The Company has notes receivable in the aggregate amount of $246,619 from directors and shareholders of the Company in connection with a payment plan for the purchase of Company stock. The notes accrue interest at a rate of 6.5% per annum and matured on December 31, 2002. As of the date of these financial statements, these notes receivable had not been collected and as a result are in default. The Company was not in compliance with the Sarbanes-Oxley Act on December 31, 2002 due to three directors being in default on their notes receivable. Subsequent to year-end, notes in the amount of $46,619 to non-director shareholders were extended. See Note 15 for the subsequent disposition of notes from directors.

The notes payable to related parties consist of notes payable to the Company’s former chairman and principal shareholder. The note has no specific due date, is currently uncollateralized, and is non-interest bearing, however, interest is calculated at the applicable federal rate each quarter. The calculated interest of $5,635 was recorded in 2002 as interest expense and contributed capital in the accompanying financial statements.

Transactions in 1999

The Company’s former chairman and principal shareholder advanced funds to pay a significant portion of the Company’s expenses since 1989. At December 31, 1999, the cumulative amounts owed to him for expenses were $257,076. Although he was not charging interest to the Company, interest was calculated at the applicable federal rate of 5.59% at December 31, 1999 and was recorded as interest expense and contributed capital in the accompanying financial statements. During 2000, the Company paid part of this note and the balance was used to offset a bonus stock sale to the chairman. At December 31, 1998, the amounts owing for accrued salary were $1,146,000. During 1999, additional salary was accrued in the amount of $100,000. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, he received options to purchase 623,000 shares of common stock at $0.10 per share. The value of these options, in the amount of $155,750, was used to reduce his accrued salary. See Note 10. In 1999, he forgave the balance of accrued salary of $1,090,250 along with accrued interest of $9,962. This is recorded in the financial statements as forgiveness of debt.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

NOTE 6 – RELATED PARTY TRANSACTIONS (Continued)

At December 31, 1999, the Company owed its then secretary/treasurer $13,381 for expenses paid in previous years and recorded in notes payable. During 2000, this note was used as partial payment for a bonus stock purchase by the secretary/treasurer. At December 31, 1998, the Company also owed this employee $184,000 in unpaid salary recorded as salary payable. During 1999, additional salary in the amount of $45,000 was accrued for this employee. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, she received options to purchase 114,500 shares of common stock at $0.10 per share. The value of these options, in the amount of $28,625, was used to reduce the accrued salary of this employee/shareholder. See Note 10. In 1999, she forgave the balance of accrued salary in the amount of $200,375. This is recorded in the financial statements as forgiveness of debt.

At December 31, 1998, the then president of the Company was owed $171,360 in accrued salary. During 1999, a portion of this liability was paid. Also during 1999, additional salary in the amount of $75,000 was accrued. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, he received options to purchase 105,453 shares of common stock at $0.10 per share. The value of these options in the amount of $26,363 was used to reduce the accrued salary of the president. See Note 10. In 1999, he forgave the balance of accrued salary in the amount of $181,622. This is recorded in the financial statements as forgiveness of debt.

NOTE 7 – CONCENTRATIONS

Bank Accounts

The Company maintains cash in a money market account at a bank in California. The funds on deposit are not insured by the FDIC, and therefore, a total of $31,081 is at risk on December 31, 2002.

The Company’s marketable securities investment consists of auction rate preferred money market alternatives that rolls every seven days at the then market interest rate. This investment is not insured, and therefore, a total of $3,000,000 is at risk as of December 31, 2002. See Note 4.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

NOTE 8 – COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

	Common Stock

	Average			Additional
	price per			Paid-in
	share	Shares	Amount	Capital

Common stock issued for cash (continued):
1997	$.09	1,800,500	$1,801	$153,749
1998	.10	305,000	305	30,195
1999	.05	3,158,000	3,158	151,993

		10,800,500	10,801	2,399,703

Common stock issued for patents assigned:
1984	.01	550,000	5,500	—
1985, adjustment to reflect change in number and par value of shares outstanding	—	2,750,000	(2,200)	2,200

		3,300,000	3,300	2,200

Common stock issued for acquisitions:
1985	.01	13,333,500	13,334	(41,112)

Common stock issued for note receivable:
1986	1.00	10,000	10	9,990
2000	.05	4,932,380	4,932	241,687

		4,942,380	4,942	251,677

Contribution of additional paid-in capital:
1991	—	—	—	35,825
1999	—	—	—	28,098
2000	—	—	—	9,735
2001	—	—	—	8,113
2002	—	—	—	5,635

		—	—	87,406

Stock subscriptions:
1999	.05	650,000	650	31,850

Cancellation of escrowed shares in 1999	.001	(850,000)	(850)	850
Reissued escrowed shares cancelled in error:
2001- See Note 14.001		850,000	850	(850)

		—	—	—

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

     NOTE 8 – COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

	Common Stock

	Average			Additional
	price per			Paid-in
	share	Shares	Amount	Capital

Common stock issued for services (1):
1988	$ .50	25,000	$25	$12,475
1989	.38	25,000	25	9,475
1990	.66	37,375	37	24,635
1991	.51	159,500	160	81,010
1992	.75	62,500	62	46,563
1993	.25	120,000	120	29,880
1996	.05	308,500	308	13,832
1997	.05	155,500	155	7,619
1999	.05	99,190	99	4,860

		992,565	991	230,349

Common stock issued to replace unrecorded certificates:
1988	.001	1,200	1	(1)
1992	.001	500	1	(1)
2000	.001	100,000	100	(100)

		101,700	102	(102)

Common stock issued for forgiveness of accounts payable (1):
1990	.50	25,000	25	12,475
1996	.05	150,000	150	7,350

		175,000	175	19,825

Common stock issued in payment of notes payable (1):
1993	.25	200,000	200	49,800
2000	.05	1,714,995	1,715	84,035

		1,914,995	1,915	133,835

Common stock issued in payment of loans payable (1):
2000	.05	2,552,625	2,553	125,078

Common stock issued for commissions (1):
1993	.001	1,260,000	1,260	—

Common stock issued for convertible debt:
2001	.25	1,605,346	1,605	399,504
2002	.25	1,147,706	1,147	285,781

		2,753,052	2,752	685,285

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

NOTE 8 – COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

	Common Stock

	Average			Additional
	price per			Paid-in
	share	Shares	Amount	Capital

Stock options exercised:
1997	$ .01	325,000	$325	$2,929
2000	.01	350,000	350	3,150
2002	.04	150,000	150	5,850

		825,000	825	11,929

Total		43,601,317	$43,600	$3,937,923

(1)	Per share amounts determined by information deemed most reliable based on circumstances of each case: trading price at time of issuance or value of services received.

Effective with the merger in September 2000 of Advanced Biotherapy Concepts, Inc. into its wholly owned subsidiary, each issued and outstanding share of Advanced Biotherapy Concepts, Inc. common stock was converted automatically into one share of $0.001 par value common stock of Advanced Biotherapy, Inc.

Effective December 26, 2002, the Company amended its articles of incorporation to increase its authorize common stock to 200,000,000 shares.

Stock Bonus Plan

On January 11, 2000, the Company issued 9,200,000 shares of common stock to certain key officers and directors under a stock bonus plan, subject to various restrictions. The plan’s purpose is to keep personnel of experience and ability in the employ of the Company and to compensate them for their contributions to the growth of the Company, thereby inducing them to continue to make such contributions in the future. Such stock bonuses were issued at the weighted average price at which the Company had been selling shares of stock out of authorized but yet unissued common stock to third parties during the six months immediately preceding the issuance of the bonus shares, or $0.05 per share. See Note 15 for subsequent repurchase of a portion of these shares by the Company. At December 31, 2002, a total of 800,000 shares are available under this plan.

Omnibus Equity Incentive Plan

During December 2000, the board of directors of the Company approved an Equity Incentive Plan, which was approved by the stockholders in December 2001. A maximum of 4,000,000 shares of common stock will be available for the incentive plan with annual increases equal to the lesser of 2.5% of outstanding shares or 250,000 shares. At December 31, 2002, there are 4,060,000 shares available under this plan.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

NOTE 9 – PREFERRED STOCK

With the merger into its Delaware subsidiary, the Company has authorized 20,000,000 shares of $0.001 par value preferred stock. As of December 31, 2002, the Company has not issued any preferred stock.

NOTE 10 – STOCK OPTIONS AND ISSUANCE COMMITMENTS

On February 25, 1991, the Company granted nonstatutory options to purchase stock to members of its board of directors, officers, and outside consultants. These options offer a total of 860,000 shares at a price of $0.20 per share with an exercise period of February 25, 1991 to February 25, 2001. The expiration date of these options was extended to February 25, 2002 at which time all the options expired. Options were issued effective February 1, 1993, for a total of 250,000 shares at a price of $0.01 per share, with an exercise period of February 1, 1993 to February 1, 2003. During 2002, options to purchase 100,000 shares of common stock were exercised. During 1995, options for 50,000 shares were granted at $0.20 per share, which expire in 2005. Also in 1995, five-year options for 350,000 shares were granted at $0.01 per share, which were exercised during 2000. During 1996, options for 525,000 shares were granted at $0.10 per share, which expire in 2006. During 2002, options for 50,000 shares of common stock were exercised. The shares purchased under the Company’s option grants will be restricted and, therefore, may not be transferred without registration under applicable federal and state securities laws.

On December 31, 1999, three officers of the Company received options to purchase 842,953 shares of common stock in partial payment of accrued salaries in the amount of $210,738. In addition, the same three officers forgave the balance of their accrued salaries and interest in the amount of $1,482,209. See Note 6. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.10, risk free interest rate of 5%, expected life of 5 years, and expected volatility of 30% and no dividends are expected to be paid. At December 31, 1999, the Company recorded $210,738 ($0.25 per option) to reduce accrued wages for the value of these options based upon these Black Scholes assumptions. These stock options are exercisable immediately, and expire on December 31, 2005. See Note 6.

Omnibus Equity Incentive Plan

In 2000, the Company approved an Omnibus Equity Incentive Plan, which was approved by the stockholders in December 2001. A maximum of 4,000,000 shares of common stock and stock options will be available for the incentive plan with annual increases equal to the lesser of 2.5% of outstanding shares or 250,000 shares. At December 31, 2002, there are 4,060,000 shares available under this plan.

During November 2001, the Company issued stock options to purchase 250,000 shares of the Company’s stock at $0.25 per share to a consultant. The options are exercisable immediately and expire on November 15, 2011. The options have piggyback registration rights to be effective in the next SEC registration statement. See Note 13. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.25, risk free interest rate of 5%, expected life of 10 years, and expected volatility of 38% and no dividends are expected to be paid. At November 15, 2001, the Company recorded $75,000 ($0.30 per option) of expense to professional fees for the value of these options based upon these Black Scholes assumptions.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

NOTE 10 – STOCK OPTIONS AND ISSUANCE COMMITMENTS (Continued)

During January 2002, the Company issued stock options to purchase 80,000 shares of the Company’s stock at $0.25 per share to its board of directors for services rendered during the year ended December 31, 2001. The options are exercisable immediately and expire on December 31, 2011. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.25, risk free interest rate of 5%, expected life of 10 years, and expected volatility of 38% with no dividends expected to be paid. The Company recorded a total of $17,200 ($0.215 per option) of expense for the value of these options based upon these Black Scholes assumptions.

Also during the year ended December 31, 2002, the Company issued stock options to purchase a total of 110,000 shares of the Company’s stock at $0.25 per share for services. The options are exercisable immediately and expire between July 28, 2007 and April 15, 2011. The options have piggyback registration rights to be effective in the Company’s next SEC registration statement. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.25, risk free interest rate of 5%, expected lives of 5 to 9 years, and expected volatility of 98% and no dividends are expected to be paid. The Company recorded a total expense of $30,800 (an average of $0.28 per option) as professional fees for the value of the options based upon these Black Scholes assumptions.

The following is a summary of the Company’s equity compensation plans:

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
Plan	of outstanding options	outstanding options	plans

Equity compensation plan approved by security holders (1)	440,000	$0.25	4,060,000
Equity compensation plan not approved by security holders (2)	—	—	800,000

Total	440,000		4,860,000

(1)	Omnibus Equity Incentive Plan
(2)	Stock Bonus Plan. See Note 8 and 15.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

NOTE 10 – STOCK OPTIONS AND ISSUANCE COMMITMENTS (Continued)

Following is a summary of the status of the options during the years ended December 31, 2002 and 2001:

		Weighted
		Average Exercise
	Number of Shares	Price

Outstanding at January 1, 2001	2,527,953	$0.11
Granted	250,000	0.25
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2001	2,777,953	0.14
Granted	190,000	0.25
Exercised	(150,000)	0.04
Forfeited	(860,000)	0.20

Outstanding at December 31, 2002	1,957,953	0.13

Options exercisable at December 31, 2002	1,957,953	$0.13

Weighted average fair value of options granted in 2002		$0.25

Summarized information about stock options outstanding and exercisable at December 31, 2002 is as follows:

	Outstanding and Exercisable

Exercise Price	Number of	Weighted Average	Weighted Average
Range	Shares	Remaining Life	Exercise Price

$0.01 - $0.25	1,957,953	4.03	$0.13

NOTE 11 – NON-CASH COMMITMENT AND WARRANTS

During the year ended December 31, 2002, the Company issued warrants to two advisors to purchase 239,400 shares of common stock in connection with the sale of subordinated convertible pay-in-kind notes. The warrants are exercisable for ten years and have an exercise price of $0.25 per share. In accordance with Statement of Financial Accounting Standards No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price at $0.25, risk free interest rate of 5%, expected life of 10 years, and expected volatility of 98% with no dividends expected to be paid. During the year ended December 31, 2002, the Company recorded $54,344 ($0.23 per warrant) as professional fees for the aforementioned services. A cash-less exercise may be used for all warrant transactions.

During the year ended December 31, 2001, the Company issued to four directors of the Company warrants to purchase up to 100,000 shares of common stock with an exercise price of $0.25 per share. The warrants expire between May 2005 and April 2006. In accordance with Statement of Financial Accounting Standards No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price at $0.25, risk free interest rate of 5%, expected life of 5 years, and expected volatility of 38% with no dividends expected to be paid. During the year ended December 31, 2001, the Company recorded $23,280 ($0.23 per warrant) as directors’ fees for these warrants.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

NOTE 11 – NON-CASH COMMITMENT AND WARRANTS (Continued)

On January 19, 2000, the Company engaged an investment banking firm and, as partial compensation for its services, issued warrants to purchase up to 4,685,135 shares of the Company’s common stock with an exercise price of $0.15 per share. The warrants are exercisable for ten years. In accordance with Statement of Financial Accounting Standards No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price at $0.15, risk free interest rate of 6.2%, expected life of 10 years, and expected volatility of 30% with no dividends expected to be paid. During the year ended December 31, 2000, the Company recorded $168,665 ($0.04 per warrant) as consulting fees for the aforementioned investment banking firm services. A cash-less exercise may be used for all warrant transactions. No fees are payable to the investment advisor in connection with the exercise of the warrants, which contain full, unconditional piggy-back registration rights without any holdback obligations.

At December 31, 2002, the total of the Company’s outstanding exercisable warrants is 5,324,535. The average exercise price of the warrants at December 31, 2002 is $0.16 per share.

NOTE 12 – CONVERTIBLE DEBT

2000 Convertible Notes

During the year ended December 31, 2000, the Company sold in a private placement to accredited investors $1,510,500 of convertible subordinated debt due and payable September 30, 2004. The debt bears interest at the rate of 10% per annum and is payable semi-annually in cash or additional convertible subordinated debt. The unpaid accrued interest to date of $310,826 has been converted to additional convertible debt.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $113,288 to its financial advisor, in addition to the granting of an option to the financial advisor to purchase an equivalent principal amount of convertible subordinated debt at the face amount thereof over a period of ten years. The aforementioned fee is currently included in other assets and is being amortized over the term of the debt. Amortization for the year ended December 31, 2002 was $27,712.

During the year ended December 31, 2001, a total of $355,000 original debt and $46,109 of accrued interest and previously converted interest was converted into 1,605,346 shares of common stock at $0.25 per share. During the year ended December 31, 2002, a total of $245,000 original debt and $41,928 of accrued interest and previously converted interest was converted into 1,147,706 shares of common stock at $0.25 per share.

At December 31, 2002, the remaining 2000 notes, including converted accrued interest, may be converted into a total of 4,573,160 shares of common stock.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

NOTE 12 – CONVERTIBLE DEBT (Continued)

2002 Convertible Notes due September 30, 2004

During the year ended December 31, 2002, the Company sold in a private placement to accredited investors 2002 Subordinated Convertible Pay-in-kind Notes due September 30, 2004 (“2002-2004 convertible notes”) in the principal amount of $1,148,500 in cash. A Company director personally guaranteed a total of $500,000 worth of this debt offering. The 2002-2004 convertible notes bear interest at the rate of 11% per annum payable semi-annually in cash or additional 2002-2004 convertible notes. The unpaid accrued interest to date of $83,896 has been converted to additional convertible debt.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $41,895 to two advisors, together with a warrant to acquire 239,400 shares of common stock at $0.25 per share. Amortization of the loan origination fee for the year ended December 31, 2002 was $11,314.

At December 31, 2002, the remaining 2002-2004 notes, including converted accrued interest, may be converted into a total of 4,929,584 shares of common stock.

2002 Convertible Notes due June 1, 2006

During the year ended December 31, 2002, the Company sold in a private placement to accredited investors 2002 Subordinated Convertible Pay-in-kind Notes due June 1, 2006 (“2002-2006 convertible notes”) in the principal amount of $3,055,000 in cash. The interest rate of the 2002-2006 convertible notes is 11% per annum for $2,555,000 of the debt, and 12.5% per annum for $500,000 of the debt, payable semi-annually in cash or additional 2002-2006 convertible notes. The unpaid accrued interest to date of $173,428 has been converted to additional convertible debt.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a related party a loan origination fee of $60,000. Amortization of the loan origination fee for the year ended December 31, 2002 was $8,750.

At December 31, 2002, the remaining 2002-2006 notes, including converted accrued interest, could be converted into a total of 12,913,712 shares of common stock.

2002 Convertible Notes

The proceeds from the two aforementioned placements of 2002 convertible notes will be used to satisfy outstanding payables and to pay operating costs, scientific development costs and patent application legal costs, and to pursue certain collaborative relationships with other biotechnology or pharmaceutical companies.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Consulting Contract

During November 2001, the Company signed a six-month contract with a consultant to provide information on possible partnering companies to divest or license certain rights to its technologies or products. The contract called for the issuance of a stock option to purchase 250,000 shares of the Company’s stock at $0.25 per share, exercisable for ten years. The option has piggyback registration rights to be effective in the next SEC registration statement. See Note 10. The Company also agreed to pay a success fee based on a percentage of the transaction value of any divestiture or license brought about by this contract. In addition, if the success fee is earned by the consultant, the Company will issue a warrant to the consultant to purchase 100,000 shares of common stock at a 10% discount of fair market value.

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

Contract

During June 2002, the Company entered into a cooperative agreement with the Department of Energy’s (DOE) Pacific Northwest National Laboratory (PNNL) for Research and Development. According to this agreement, the Company will be responsible for up to 50% of the costs associated with the research and development, principally represented by non-cash in-kind contributions of approximately $480,000 over a period of two years. In return, DOE, has granted the Company a non-exclusive, non-transferable, royalty-free, field-of-use license to any inventions PNNL derives under the agreement. The Company also has a first option to negotiate for greater rights, such as exclusive, transferable, domestic and foreign marketing and development rights. If the Company obtains the right to sublicense, the sublicenses must be royalty-bearing, and, subject to negotiation, the Company will pay a reasonable royalty to PNNL, which will share prospective royalties with a Russian research facility, upon commercialization, if any, of the resulting research.

NOTE 14 – RESTATEMENT OF SHARES

During the quarter ended March 31, 2002, it was discovered that the Company mistakenly cancelled 850,000 shares of common stock in 1999. Under the terms of a settlement agreement and mutual general release and an escrow agreement both dated July 31, 1991 (collectively referred to as “settlement agreements”) among the Company, a shareholder, a consultant and certain other parties, the Company issued 850,000 shares in the name of the consultant and placed these shares into escrow. These shares were to be released to the consultant upon performance of certain services that were to be provided by the consultant no later than January 15, 1993. The settlement agreements also stated that the 850,000 shares of common stock would be distributed back to the original shareholder, if such services were not provided by the consultant. Such services were not provided by the consultant, in whole or in part, and all 850,000 shares were cancelled by the Company in 1999. However, instead of being cancelled, the shares should have been returned to the original shareholder in 1999 pursuant to the settlement agreements. Therefore, the shares were reissued to the original shareholder and are reflected in the accompanying financial statements as if they were never cancelled.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

NOTE 15 – SUBSEQUENT EVENTS

Related Party Agreements

Subsequent to the date of these financial statements, the company entered a verbal agreement to pay approximately $4,000 a month to Buccellato & Finkelstein, Inc., a firm owned by the Company’s Chief Executive Officer and Chief Financial Officer, for rent, monthly accounting and tax preparation services, and employee benefits.

The company also entered into a verbal agreement for research and development laboratory space from New Horizons Diagnostics, Inc., owned by a director, at a monthly cost of $6,110. The Company also reimburses New Horizons Diagnostics, Inc. for research and development services at a monthly cost of approximately $12,000.

Issuance of Stock

Subsequent to the date of these financial statements, a total of $15,000 of original debt and $4,119 of accrued interest and previously converted interest was converted into 76,476 shares of common stock at $0.25 per share. In addition, 150,000 shares of common stock were issued upon the exercise of stock options at $0.01 per share for a total of $1,500 in cash.

Return of Common Stock-Notes Receivable

On February 7, 2003, the board of directors unanimously approved the repurchase of approximately 1,603,787 shares of common stock from an officer and two directors to the Company in satisfaction of outstanding notes receivable and accrued interest. Such notes were due and payable on December 31, 2002 and could not be extended under provisions of federal legislation known as the Sarbanes-Oxley Act. These shares had been previously issued to them under the Stock Bonus Plan on January 11, 2000,

Issuance of Options

Subsequent to the date of these financial statements, the Company authorized the issuance of a total of 180,000 stock options to its board of directors for services rendered during the year ended December 31, 2002. An accrued expense was recorded in the amount of $34,200 as the value of the services and is reflected in the financial statements.

On August 24, 2000, the shareholders approved the Company’s 2000 Omnibus Equity Incentive Plan. The purpose of the plan is to promote the long-term success of the Company and the creation of stockholder value by encouraging employees, outside directors and consultants to focus on critical long-range objectives, encouraging the attraction and retention of such with exceptional qualifications and linking them directly to stockholder interests through increased stock ownership. The plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or non-statutory stock options) and stock appreciation rights (SAR’s). The aggregate number of options, SARs, stock units and restricted shares awarded under the plan were initially 4,000,000 common shares plus an annual increase of the lesser of two and one-half percent of the total number of common shares then outstanding or 250,000 common shares. Subsequent to the date of the financial statements, the disinterested members of the board of directors approved the issuance of 4,100,000 stock options to certain key employees, directors and consultants. These seven-year options vest over a period of three years, with the first one-third of such options vesting in 2004, the next one-third in 2005 and the remaining one-third vesting in 2006 at an exercise price of $0.16 per share.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

NOTE 15 – SUBSEQUENT EVENTS (Continued)

Issuance of Warrants

Subsequent to the date of these financial statements, the Company authorized the issuance of warrants to purchase a total of 100,000 shares of common stock to two outside consultants for services rendered subsequent to December 31, 2002. These warrants have an exercise price of $0.16 per share, vest over a period of three years and expire in seven-years.