Form 10KSB/A
period 2002-12-31
ADVANCED BIOTHERAPY INC
filed 2003-04-01
CIK 791833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 1

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

      Documents Incorporated by Reference:

      None.

Introduction to Form 10-KSB/A

     Advanced Biotherapy, Inc. filed its Form 10-KSB on March 26, 2003 (“Form 10-KSB”). The Form 10-KSB contains certain typographical errors and inconsistencies which the Company hereby corrects by reason of the filing of this Form 10-KSB/A. The specific Items of this Form 10-KSB/A which contain corrections to the Form 10-KSB are set forth below:

(a) “General Introduction” — In the final paragraph of the Form 10-KSB, beginning with the word “The Company anticipates...” is hereby deleted, as it repeats a sentence in the previous paragraph.

(b) Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — The first paragraph which begins with the words “The Company anticipates”, has been corrected to disclose that the Company has adequate cash to maintain operations during the next 12 months, and the first paragraph has been replaced in its entirety to read as follows:

“The Company anticipates that its minimum cash requirements to continue as a going concern for the next twelve months will be less than $1,500,000, and therefore, believes that it has adequate cash to maintain operations during that period. The Company’s objective is to establish collaborative relationships with one or more pharmaceutical or biotechnological companies that could result in the generation of licensing, milestone and royalty payments to the Company. The Company is, therefore, seeking out-licensing or co-development arrangements of its intellectual property that will generate recurring revenue and cash flow. As of the date hereof, the Company has not entered into any agreement with a pharmaceutical or biotechnological company, or any such out-licensing arrangements.”

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

Item 6.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The Company anticipates that its minimum cash requirements to continue as a going concern for the next twelve months will be less than $1,500,000, and therefore, believes that it has adequate cash to maintain operations during that period. The Company’s objective is to establish collaborative relationships with one or more pharmaceutical or biotechnological companies that could result in the generation of licensing, milestone and royalty payments to the Company. The Company is, therefore, seeking out-licensing or co-development arrangements of its intellectual property that will generate recurring revenue and cash flow. As of the date hereof, the Company has not entered into any agreement with a pharmaceutical or biotechnological company, or any such out-licensing arrangements.

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

     As of the date of this Amendment No. 1 to the Annual Report on Form 10-KSB/A, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the Certifying Officers’ evaluation.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2003.

Advanced Biotherapy, Inc. (Registrant)

By:	/s/ Edmond F. Buccellato

President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on this 31st day of March, 2003.

Date	Signature	Title

March 31, 2003	/s/Edmond F. Buccellato	President and Chief Executive Officer

Edmond F. Buccellato

March 31, 2003	/s/William M. Finkelstein William M. Finkelstein	Chief Financial Officer (Principal Financial and Accounting Officer)

March 31, 2003	/s/John Bendheim	Director

John Bendheim

March 31, 2003	/s/Alexander L. Cappello	Director

Alexander L. Cappello

March 31, 2003	/s/Lawrence Loomis Lawrence Loomis	Director

March 31, 2003	/s/Thomas J. Pernice	Director

Thomas J. Pernice

March 31, 2003	/s/Boris Skurkovich	Director

Boris Skurkovich, M.D.

March 31, 2003	/s/Simon Skurkovich, M.D.	Director

Simon Skurkovich, M.D.

Certification by Edmond F. Buccellato, President and Chief Executive Officer
of
Advanced Biotherapy, Inc.

I, Edmond F. Buccellato, certify that:

1. I have reviewed this Amendment No. 1 to the Annual Report on Form 10-KSB/A of Advanced Biotherapy, Inc.;

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

Date: March 31, 2003

/s/ Edmond F. Buccellato

Edmond F. Buccellato President and Chief Executive Officer

Certification by William M. Finkelstein, Chief Financial Officer
of
Advanced Biotherapy, Inc.

I, William M. Finkelstein, certify that:

1. I have reviewed this Amendment No. 1 to the Annual Report on Form 10-KSB/A of Advanced Biotherapy, Inc.;

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

Date: March 31, 2003

/s/ William M. Finkelstein

William M. Finkelstein Chief Financial Officer

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