Form 10QSB
period 2003-03-31
ADVANCED BIOTHERAPY INC
filed 2003-05-14
CIK 791833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2003
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ______________

                         Commission file number 0-26323

                            ADVANCED BIOTHERAPY, INC.
             (Exact name or registrant as specified in its charter)

Delaware                                                  51-0402415
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

As of May 9, 2003, the Registrant had 42,224,004 shares of common stock, $0.001 par value, outstanding.

      ---------------------------------------------------------------------




                                TABLE OF CONTENTS

ITEM                                                                                         PAGE

                                     PART I.


1.       Financial Statements

          a.   Independent Accountant's Review Report.................................         1

          b.   Balance Sheets -- March 31, 2003 (unaudited) and December 31,
               2002...................................................................         2

          c    Statements of Operations -- Three Months Ended March 31, 2003,
               March 31, 2002, and from Inception through March 31, 2003..............         3

          d.   Statements of Stockholders' Equity (Deficit)...........................         4

          e    Statements of Cash Flows -- Three Months Ended March 31, 2003,
               March 31, 2002 and from Inception through March 31, 2003...............         5

          f    Notes to Financial Statements..........................................         6

          g    Management's Discussion and Analysis of Financial Condition and
               Results of  Operations.................................................        25

3.       Controls and Procedures......................................................        27

                                    PART II.


2.       Changes in Securities........................................................        27


6.       Exhibits and Reports on Form 8-K.............................................        29


                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          REVIEWED FINANCIAL STATEMENTS
                                 MARCH 31, 2003











                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111

PART I

ITEM 1.  FINANCIAL STATEMENTS

The Board of Directors
Advanced Biotherapy, Inc.
Woodland Hills, CA

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Advanced Biotherapy, Inc. (a development stage company and a Delaware corporation) as of March 31, 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three months ended March 31, 2003 and 2002 and for the period from December 2, 1985 (inception) to March 31, 2003. All information included in these financial statements is the representation of the management of Advanced Biotherapy, Inc.

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

The financial statements for the year ended December 31, 2002 were audited by us and we expressed an unqualified opinion on them in our report dated February 25, 2003. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated little revenue in the past years, and has suffered recurring losses from operations resulting in an accumulated deficit of $7,051,330 at March 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 9, 2003

                           ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS


                                 ASSETS

                                                                                      March 31,
                                                                                        2003          December 31,
                                                                                     (Unaudited)         2002
                                                                                     -----------      -----------
     CURRENT ASSETS
        Cash                                                                         $    71,601      $    31,081
        Marketable securities                                                          2,600,000        3,000,000
        Notes receivable - related party                                                  46,619          246,619
        Interest receivable - related party                                                9,757           47,609
        Deposits and prepaid expenses                                                     36,385           54,882
                                                                                     -----------      -----------
              Total Current Assets                                                     2,764,362        3,380,191
                                                                                     -----------      -----------

     PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation                      185,335           16,414
                                                                                     -----------      -----------

     OTHER ASSETS
        Deferred loan origination fees, net of accumulated amortization                  114,438          128,910
        Patents and patents pending, net of accumulated amortization                     396,913          365,713
                                                                                     -----------      -----------
              Total Other Assets                                                         511,351          494,623
                                                                                     -----------      -----------

     TOTAL ASSETS                                                                    $ 3,461,048      $ 3,891,228
                                                                                     ===========      ===========


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     CURRENT LIABILITIES
        Accounts payable                                                             $   251,381      $   113,457
        Accounts payable - related party                                                  18,451           14,174
        Accrued expenses - related party                                                   1,667           63,367
        Accrued interest on convertible debt                                             151,426               --
                                                                                     -----------      -----------
              Total Current Liabilities                                                  422,925          190,998
                                                                                     -----------      -----------

     LONG-TERM DEBT
        Convertible notes payable                                                      5,584,995        5,604,010
        Notes payable to related parties                                                 127,631          127,631
                                                                                     -----------      -----------
              Total Long-Term Debt                                                     5,712,626        5,731,641
                                                                                     -----------      -----------

              Total Liabilities                                                        6,135,551        5,922,639
                                                                                     -----------      -----------

     COMMITMENTS AND CONTINGENCIES                                                            --               --
                                                                                     -----------      -----------

     STOCKHOLDERS' EQUITY (DEFICIT)
        Preferred stock, par value $0.001; 20,000,000 shares authorized,
           no shares issued and outstanding                                                   --               --
        Common stock, par value $0.001; 200,000,000 shares authorized,
           42,224,004 and 43,601,317 shares issued and outstanding, respectively          42,223           43,600
        Additional paid-in capital                                                     3,720,377        3,937,923
        Stock options and warrants                                                       614,227          580,027
        Deficit accumulated during development stage                                  (7,051,330)      (6,592,961)
                                                                                     -----------      -----------
              Total Stockholders' Equity (Deficit)                                    (2,674,503)      (2,031,411)
                                                                                     -----------      -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $ 3,461,048      $ 3,891,228
                                                                                     ===========      ===========

             See accompanying notes and accountant's review report.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS


                                                                                           From Inception
                                                          Three Months Ended March 31,   (December 2, 1985)
                                                        ------------------------------       through
                                                           2003              2002          March 31, 2003
                                                        (Unaudited)       (Unaudited)       (Unaudited)
                                                        ------------      ------------      ------------
     REVENUES                                           $         --      $         --      $     89,947
                                                        ------------      ------------      ------------

     OPERATING EXPENSES
            Research and development                         109,931            30,062         2,701,900
            Promotional fees                                     240               240            26,408
            Professional fees                                 56,375            71,384         2,439,785
            Directors' fees                                       --                --            66,880
            Depreciation and amortization                     23,713            12,819           582,901
            Administrative salaries and benefits              53,833                --         1,162,311
            Insurance                                         18,131            13,219           134,892
            Shareholder relations and transfer fees            5,508             4,000           209,001
            Rent                                              26,371                --           182,487
            Travel and entertainment                           7,164             6,516           180,297
            Telephone and communications                       1,104               622            32,624
            Office                                             3,433             1,110            58,652
            General and administrative                        12,292             6,241           637,000
                                                        ------------      ------------      ------------
                 Total Operating Expenses                    318,095           146,213         8,415,138
                                                        ------------      ------------      ------------

     Loss From Operations                                   (318,095)         (146,213)       (8,325,191)

     Other Income (Expense)
            Miscellaneous income                                  --                --            22,000
            Interest and dividend income                      12,648             4,059           124,809
            Internal gain on sale of securities                   --                --           157,520
            Forgiveness of debt                                   --                --         2,047,437
            Forgiveness of payables                               --                --            45,396
            Loss on disposal of office equipment                  --                --            (2,224)
            Interest expense                                (152,922)          (34,049)       (1,121,077)
                                                        ------------      ------------      ------------
                 Total Other Income (Expense)               (140,274)          (29,990)        1,273,861
                                                        ------------      ------------      ------------

     Loss Before Income Taxes                               (458,369)         (176,203)       (7,051,330)

     Income Taxes                                                 --                --                --
                                                        ------------      ------------      ------------

     NET LOSS                                           $   (458,369)     $   (176,203)     $ (7,051,330)
                                                        ============      ============      ============

     BASIC AND DILUTED NET LOSS
       PER COMMON SHARE                                 $      (0.01)     $        nil
                                                        ============      ============

     WEIGHTED AVERAGE NUMBER OF
     BASIC AND DILUTED COMMON STOCK
     SHARES OUTSTANDING                                   43,143,910        42,364,324
                                                        ============      ============

             See accompanying notes and accountant's review report.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                        Deficit
                                                                                                      Accumulated      Total
                                                      Common Stock         Additional       Stock       During     Stockholders'
                                               -------------------------     Paid-in     Options and  Development     Equity
                                                  Shares        Amount       Capital       Warrants      Stage       (Deficit)
                                               -----------   -----------   -----------   -----------  -----------   -----------
Balance, December 31, 2001                      42,303,611   $    42,303   $ 3,640,657   $   477,683  $(5,068,426)  $  (907,783)

Contribution of capital by shareholders in
form of foregone interest                               --            --         5,635            --           --         5,635

Common stock issued in exchange
for convertible debt at $0.25 per share          1,147,706         1,147       285,781            --           --       286,928

Stock issued for cash at an average price of
$0.04 per share from the exercise of options       150,000           150         5,850            --           --         6,000

Stock warrants issued in exchange
for services                                            --            --            --        54,344           --        54,344

Stock options issued in exchange
for services                                            --            --            --        48,000           --        48,000

Net loss for the year ended December 31, 2002           --            --            --            --   (1,524,535)   (1,524,535)

                                               -----------   -----------   -----------   -----------  -----------   -----------

Balance, December 31, 2002                      43,601,317        43,600     3,937,923       580,027   (6,592,961)   (2,031,411)

Contribution of capital by shareholders in
form of foregone interest                               --            --         1,026            --           --         1,026

Common stock issued in exchange
for convertible debt at $0.25 per share             76,476            77        19,042            --           --        19,119

Stock issued for cash at an average price of
$0.01 per share from the exercise of options       150,000           150         1,350            --           --         1,500

Stock returned in settlement of notes
and accrued interest receivable                 (1,603,789)       (1,604)     (238,964)           --           --      (240,568)

Stock options issued in exchange
for services                                            --            --            --        34,200           --        34,200

Net loss for the quarter ended
  March 31, 2003                                        --            --            --            --     (458,369)     (458,369)
                                               -----------   -----------   -----------   -----------  -----------   -----------

Balance, March 31, 2003 (Unaudited)             42,224,004   $    42,223   $ 3,720,377   $   614,227  $(7,051,330)  $(2,674,503)
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

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                       From Inception
                                                     Three Months Ended March 31,    (December 2, 1985)
                                                     -------------------------            through
                                                        2003          2002             March 31, 2003
                                                     (Unaudited)   (Unaudited)          (Unaudited)
                                                     -----------   -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                           $  (458,369)  $  (176,203)          $(7,051,330)
Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization                         23,713        12,819               582,901
    Loss on disposal of equipment                             --            --                 2,224
    Investment income                                         --            --              (157,520)
    Expenses paid through issuance
      of common stock                                         --            --               231,340
    Expenses paid through issuance
      of common stock warrants and options                34,200        13,600               403,489
    Accrued interest paid by convertible debt                104           511               578,151
    Expenses paid through contribution
      of additional paid-in capital                        1,026         1,523                52,607
    Organization costs                                        --            --                (9,220)
    Decrease (increase) in:
       Marketable securities                             400,000            --            (2,600,000)
       Deposits and prepaid expenses                      18,497        13,745               (36,385)
       Interest receivable                                (2,716)       (4,007)              (50,325)
       Deferred loan origination cost                         --            --              (215,183)
    Increase (decrease) in:
       Accounts payable                                   80,501        77,262               271,499
       Accounts and notes payable, related parties            --            --               127,631
       Payroll and payroll taxes payable                      --            --                 8,878
       Accrued interest                                  151,426        32,016               151,426
                                                     -----------   -----------           -----------

Net cash provided by (used in) operating activities      248,382       (28,734)           (7,709,817)
                                                     -----------   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                            (170,411)           --              (233,684)
    Internal gain on sale of securities                       --            --               157,520
    Acquisition of patents                               (38,951)      (32,805)             (527,053)
                                                     -----------   -----------           -----------

Net cash used in investing activities                   (209,362)      (32,805)             (603,217)
                                                     -----------   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                 1,500         6,000             2,457,254
    Proceeds from convertible notes                           --        35,000             5,714,000
    Proceeds from notes payable                               --            --               388,508
    Payments on notes payable                                 --            --              (175,127)
                                                     -----------   -----------           -----------

Net cash provided by financing activities                  1,500        41,000             8,384,635
                                                     -----------   -----------           -----------

Net increase (decrease) in cash                           40,520       (20,539)               71,601

Cash, beginning                                           31,081        36,615                    --
                                                     -----------   -----------           -----------

Cash, ending                                         $    71,601   $    16,076           $    71,601
                                                     ===========   ===========           ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest expense paid                            $        --   $        --           $   339,927
                                                     ===========   ===========           ===========
    Income taxes paid                                $        --   $        --           $        --
                                                     ===========   ===========           ===========

NON-CASH FINANCING AND INVESTING ACTIVITIES:

    Common stock issued in exchange for
       professional fees and expenses                $        --   $        --           $   340,869
    Contributed expenses                             $     1,026   $     1,523           $    52,607
    Common stock issued for a loan payable           $        --   $        --           $   213,381
    Common stock issued for notes receivable         $        --   $        --           $   246,619
    Common stock returned in payment of
       notes and interest receivable                 $   240,568   $        --           $   240,568
    Options issued for services                      $    34,200   $    13,600           $   157,200
    Warrants issued for services                     $        --   $        --           $   246,289
    Accrued interest paid by convertible debt        $       104   $       511           $   578,151
    Common stock issued for convertible debt         $    19,119   $    29,142           $   707,156


             See accompanying notes and accountant's review report.

                           ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Advanced Biotherapy, Inc. was originally incorporated December 2, 1985 under the laws of the State of Nevada as Advanced Biotherapy Concepts, Inc. On July 14, 2000, the Company incorporated a wholly owned subsidiary, Advanced Biotherapy, Inc. in the State of Delaware. On September 1, 2000, the Company merged with its wholly owned subsidiary, effectively changing its name to Advanced Biotherapy, Inc. (hereinafter "the Company") and its domicile to Delaware.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended March 31, 2003, the Company incurred a net loss of $458,369 and had an accumulated deficit during the development stage of $7,051,330 for the period then ended. Although the Company has sufficient funds for research and development costs and operations, it does not have a source of revenues to continue its operations, research and development costs or to service its debt at maturity beyond such funding. For the twelve-month period subsequent to March 31, 2003, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $1,500,000, and therefore, believes that it has adequate resources to maintain operations during that period. The future of the Company is dependent upon future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system. Management's goal is to actively seek a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, future cash requirements may be met through licensing fees and royalties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

                           ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement No. 148 ("SFAS No. 148") on "Accounting for Stock-Based Compensation--Transition and Disclosure." This statement provides alternative methods of transition for companies that choose to switch to the fair value method of accounting for stock options. SFAS No. 148 also makes changes in the disclosure requirements for stock-based compensation, regardless of which method of accounting is chosen. Under the new standard, companies must report certain types of information more prominently and in a more understandable format in the footnotes to the financial statements, and this information must be included in interim as well as annual financial statements. The Company has complied with the disclosure requirements of SFAS No. 148 in these financial statements.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147 ("SFAS No. 147") on "Acquisitions of Certain Financial Institutions." This statement provides guidance on the accounting for the acquisition of a financial institution. The Company's adoption of this standard does not have an effect on its financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for activities after December 31, 2002. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 44, 4 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" ("SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, SFAS No. 64, which amended SFAS No. 4, was rescinded, as it was no longer necessary. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145, and as a result, has reclassified a total of $2,047,437 in debt forgiveness to other income from the previous classification as extraordinary income. The other provisions of this standard did not have an effect on the financial statements of the Company.

                           ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for Long-Lived Assets

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2003.

Accounting for Stock Options and Warrants Granted to Employees and Non-employees

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

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

At March 31, 2003, the Company had net deferred tax assets of approximately $1,270,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.

At March 31, 2003, the Company's net operating loss carryforwards amount to approximately $5,090,000, which expire in the years 2003 through 2023. At December 31, 2002, approximately $878,000 of net operating losses expired. Approximately $195,000 of net operating losses will expire on December 31, 2003.

                           ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation. These reclassifications have resulted in no changes to the Company's accumulated deficit or net losses presented.

Promotional Fees

Promotional fees are charged to operations in the year incurred. Promotional fees amounted to $240 for each of the periods ended March 31, 2003 and 2002.

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

Deferred Loan Origination Fees

During the year ended December 31, 2000, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note
12. These loan origination fees, which totaled $40,152, net of accumulated amortization at March 31, 2003, are amortized over the life of the related debt. During the period ended March 31, 2003, the Company recorded amortization expense in the amount of $6,928 related to these fees.

During the year ended December 31, 2002, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note
12. These loan origination fees, which totaled $74,287, net of accumulated amortization at March 31, 2003, are amortized over the life of the related debt. During the period ended March 31, 2003, the Company recorded amortization expense in the amount of $7,544 related to these fees.

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

                           ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At March 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

Diluted earnings (loss) per share is computed by dividing the net income (loss) adjusted for interest expense on convertible debt by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming conversion of the exercisable stock options (1,987,953 shares) and warrants (5,324,535 shares), and convertible debt (22,946,100 shares). Diluted net loss per share is the same as basic net loss per share as inclusion of the common stock equivalents would be antidilutive.

Interim Financial Statements

The interim financial statements as of and for the quarter ended March 31, 2003, included herein, have been prepared without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

                           ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to five years.

The following is a summary of property, equipment and accumulated depreciation at March 31, 2003 and December 31, 2002:

                                             March 31, 2003          December 31, 2002
                                        -----------------------   -----------------------
                                                   Accumulated                Accumulated
                                         Cost      Depreciation    Cost      Depreciation
                                        --------     --------     --------     --------
     Lab equipment                      $ 27,582     $ 27,582     $ 27,582     $ 27,582
     Office equipment                     18,062       12,057       18,062       11,073
     Furniture and fixtures               11,384        2,465       11,384        1,959
     Filing room under construction      170,411         --           --           --
                                        --------     --------     --------     --------
                                        $227,439     $ 42,104     $ 57,028     $ 40,614
                                        ========     ========     ========     ========


Depreciation expense for the periods ended March 31, 2003 and 2002 was $1,490 and $669, respectively.

NOTE 4 - INVESTMENTS

Marketable Securities

The Company's investments in equity securities that are intended to be held for a short period are classified as trading securities. These securities are recorded at fair value as current assets on the balance sheet under the caption of marketable securities. The change in fair value of those securities is included in earnings during the period presented. In the year ended March 31, 2003, there was no change in the fair market value of the securities. See Note 7.

NOTE 5 - INTANGIBLE ASSETS

Patents and Patents Pending

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over seventeen years. The Company's patents relate to the treatment of autoimmune diseases.

The following is a summary of the costs of patents and patents pending at March 31, 2003:

                                                 Accumulated        Net
                                       Cost     Amortization       Amount
                                    ---------     ---------      ---------
     Balance, December 31, 2001     $ 361,097     $ (96,604)     $ 264,493
     2002 Activity                    127,005       (25,785)       101,220
                                    ---------     ---------      ---------
     Balance, December 31, 2002       488,102      (122,389)       365,713
     2003 Activity                     38,951        (7,751)        31,200
                                    ---------     ---------      ---------
     Balance, March 31, 2003        $ 527,053     $(130,140)     $ 396,913
                                    =========     =========      =========

                           ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 6 - RELATED PARTY TRANSACTIONS

Current Transactions

On February 7, 2003, the board of directors unanimously approved the repurchase of 1,603,789 shares of common stock from an officer and two directors to the Company in satisfaction of outstanding notes receivable and accrued interest totaling $240,568. The notes were due and payable on December 31, 2002 and could not be extended under provisions of federal legislation known as the Sarbanes-Oxley Act. These shares had been previously issued to the officer and directors under the Stock Bonus Plan on January 11, 2000.

The Company has notes receivable in the aggregate amount of $46,619 from non-officer/director shareholders of the Company in connection with a payment plan for the purchase of Company stock. The notes accrue interest at a rate of 6.5% per annum and matured on December 31, 2002. These notes receivable have not been collected and as a result are in default. The Company intends to extend the notes for an additional three years to the non-officer/director shareholders.

The notes payable to related parties consist of notes payable to the Company's former chairman and principal shareholder. The note has no specific due date, is currently uncollateralized, and is non-interest bearing, however, interest is calculated at the applicable federal rate each quarter. The calculated interest of $1,026 was recorded during the period ending March 31, 2003 as interest expense and contributed capital in the accompanying financial statements.

See Note 13 for related party office lease agreements.

Transactions in 2002

During the year ended December 31, 2002, the Company sold a total of $28,000 in subordinated convertible pay-in-kind note to the Company's chief executive officer. See Note 12.

During the year ended December 31, 2002, the Company paid $60,000 to a director in connection with the sale of subordinated debt. See Note 12.

Transactions in 1999

The Company's former chairman and principal shareholder advanced funds to pay a significant portion of the Company's expenses since 1989. At December 31, 1999, the cumulative amounts owed to him for expenses were $257,076. Although he was not charging interest to the Company, interest was calculated at the applicable federal rate of 5.59% at December 31, 1999 and was recorded as interest expense and contributed capital in the accompanying financial statements. During 2000, the Company paid part of this note and the balance was used to offset a bonus stock sale to the chairman. At December 31, 1998, the amounts owing for accrued salary were $1,146,000. During 1999, additional salary was accrued in the amount of $100,000. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, he received options to purchase 623,000 shares of common stock at $0.10 per share. The value of these options, in the amount of $155,750, was used to reduce his accrued salary. See Note 10. In 1999, he forgave the balance of accrued salary of $1,090,250 along with accrued interest of $9,962. This is recorded in the financial statements as forgiveness of debt.

                           ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

NOTE 7 - CONCENTRATIONS

Bank Accounts

The Company maintains cash in a money market account at a bank in California. The funds on deposit are not insured by the FDIC and, therefore, a total of $71,601 is at risk on March 31, 2003.

The Company's marketable securities investment consists of auction rate preferred money market alternatives that rolls every seven days at the then market interest rate. This investment is not insured, and therefore, a total of $2,600,000 is at risk as of March 31, 2003. See Note 4.

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Information regarding the number of shares issued and consideration received is as follows:


                                                     Common Stock
                                    ------------------------------------------------
                                       Average                                             Additional
                                      price per                                             Paid-in
                                        share            Shares            Amount           Capital
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


                           ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

                                                                    Common Stock
                                                   ------------------------------------------------
                                                      Average
                                                     price per                                           Additional
                                                       share            Shares            Amount       Paid-in Capital
                                                   ------------      --------------     -----------    ----------------

Common stock issued for cash (continued):
1997                                                   $  .09            1,800,500      $    1,801     $       153,749
1998                                                      .10              305,000             305              30,195
1999                                                      .05            3,158,000           3,158             151,993
                                                                     --------------     -----------    ----------------
                                                                        10,800,500          10,801           2,399,703
                                                                     --------------     -----------    ----------------

Common stock issued for patents assigned:

1984                                                      .01              550,000           5,500                   -
1985, adjustment to reflect change in number   and
   par value of shares outstanding                         --            2,750,000          (2,200)              2,200
                                                                     --------------     -----------    ----------------
                                                                         3,300,000           3,300               2,200
                                                                     --------------     -----------    ----------------

Common stock issued for acquisitions:

1985                                                      .01           13,333,500          13,334             (41,112)
                                                                     --------------     -----------    ----------------

Common stock issued for note receivable:

1986                                                     1.00               10,000              10               9,990
2000                                                      .05            4,932,380           4,932             241,687
                                                                     --------------     -----------    ----------------
                                                                         4,942,380           4,942             251,677
                                                                     --------------     -----------    ----------------

Common stock returned in payment of notes receivable:

2003                                                      .16          (1,603,789)         (1,604)           (238,964)
                                                                     --------------     -----------    ----------------

Contribution of additional paid-in capital:

1991                                                       --                   --              --              35,825
1999                                                       --                   --              --              28,098
2000                                                       --                   --              --               9,735
2001                                                       --                   --              --               8,113
2002                                                       --                   --              --               5,635
2003                                                       --                   --              --               1,026
                                                                     --------------     -----------    ----------------
                                                                                --              --              88,432
                                                                     --------------     -----------    ----------------

Stock subscriptions:

1999                                                      .05              650,000             650              31,850
                                                                     --------------     -----------    ----------------

Cancellation of escrowed shares in 1999                    .001           (850,000)           (850)                850
Reissued escrowed shares cancelled in error:
2001- See Note 14                                          .001             850,000            850                (850)
                                                                     --------------     -----------    ----------------
                                                                                --              --                  --
                                                                     --------------     -----------    ----------------

                           ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

                                                                    Common Stock
                                                   ------------------------------------------------
                                                      Average
                                                     price per                                           Additional
                                                       share            Shares            Amount       Paid-in Capital
                                                   ------------      --------------     -----------    ----------------
Common stock issued for services (1):

1988                                                   $  .50               25,000      $       25     $        12,475
1989                                                      .38               25,000              25               9,475
1990                                                      .66               37,375              37              24,635
1991                                                      .51              159,500             160              81,010
1992                                                      .75               62,500              62              46,563
1993                                                      .25              120,000             120              29,880
1996                                                      .05              308,500             308              13,832
1997                                                      .05              155,500             155               7,619
1999                                                      .05               99,190              99               4,860
                                                                     --------------     -----------    ----------------
                                                                           992,565             991             230,349
                                                                     --------------     -----------    ----------------

Common stock issued to replace
  unrecorded certificates:

1988                                                       .001              1,200               1                  (1)
1992                                                       .001                500               1                  (1)
2000                                                       .001            100,000             100                (100)
                                                                     --------------     -----------    ----------------
                                                                           101,700             102                (102)
                                                                     --------------     -----------    ----------------

Common stock issued for forgiveness of
  accounts payable (1):

1990                                                      .50               25,000              25              12,475
1996                                                      .05              150,000             150               7,350
                                                                     --------------     -----------    ----------------
                                                                           175,000             175              19,825
                                                                     --------------     -----------    ----------------

Common stock issued in payment of
  notes payable (1):

1993                                                      .25              200,000             200              49,800
2000                                                      .05            1,714,995           1,715              84,035
                                                                     --------------     -----------    ----------------
                                                                         1,914,995           1,915             133,835
                                                                     --------------     -----------    ----------------

Common stock issued in payment of
  loans payable (1):

2000                                                      .05            2,552,625           2,553             125,078
                                                                     --------------     -----------    ----------------

Common stock issued for commissions (1):

1993                                                       .001          1,260,000           1,260                  --
                                                                     --------------     -----------    ----------------

                           ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

                                                                    Common Stock
                                                   ------------------------------------------------
                                                      Average
                                                     price per                                           Additional
                                                       share            Shares            Amount       Paid-in Capital
                                                   ------------      --------------     -----------    ----------------
Common stock issued for convertible debt:

2001                                                   $  .25            1,605,346      $    1,605     $       399,504
2002                                                      .25            1,147,706           1,147             285,781
2003                                                      .25               76,476              77              19,042
                                                                     --------------     -----------    ----------------
                                                                         2,829,528           2,829             704,327
                                                                     --------------     -----------    ----------------

Stock options exercised:

1997                                                      .01              325,000             325               2,929
2000                                                      .01              350,000             350               3,150
2002                                                      .04              150,000             150               5,850
2003                                                      .01              150,000             150               1,350
                                                                     --------------     -----------    ----------------
                                                                           975,000             975              13,279
                                                                     --------------     -----------    ----------------
Total                                                                   42,224,004  $       42,223   $       3,720,377
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

Effective December 26, 2002, the Company amended its articles of incorporation to increase its authorized common stock to 200,000,000 shares.

Stock Bonus Plan

On January 11, 2000, the Company issued 9,200,000 shares of common stock to certain key officers and directors under a stock bonus plan, subject to various restrictions. The plan's purpose is to keep personnel of experience and ability in the employ of the Company and to compensate them for their contributions to the growth of the Company, thereby inducing them to continue to make such contributions in the future. Such stock bonuses were issued at the weighted average price at which the Company had been selling shares of stock out of authorized but yet unissued common stock to third parties during the six months immediately preceding the issuance of the bonus shares, or $0.05 per share. On February 7, 2003, the board of directors unanimously approved the repurchase and cancellation of 1,603,789 of these shares of common stock at the fair market value of $0.16 per share in satisfaction of outstanding notes receivable and accrued interest. At March 31, 2003, a total of 800,000 shares are available under this plan.

                           ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 9 - PREFERRED STOCK

With the merger into its Delaware subsidiary, the Company has authorized 20,000,000 shares of $0.001 par value preferred stock. As of March 31, 2003, the Company has not issued any preferred stock.

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

Options were issued effective February 1, 1993, for a total of 250,000 shares at a price of $0.01 per share, with an exercise period of February 1, 1993 to February 1, 2003. During 2002, options to purchase 100,000 shares of common stock were exercised the remaining option to purchase 150,000 shares of common stock was exercised during January 2003. During 1995, options for 50,000 shares were granted at $0.20 per share, which expire in 2005. During 1996, options for 525,000 shares were granted at $0.10 per share, which expire in 2006. During 2002, options for 50,000 shares of common stock were exercised. The shares purchased under the Company's option grants will be restricted and, therefore, may not be transferred without registration under applicable federal and state securities laws.

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

Omnibus Equity Incentive Plan

In 2000, the Company approved an Omnibus Equity Incentive Plan, which was approved by the stockholders in December 2001. The purpose of the plan is to promote the long-term success of the Company and the creation of stockholder value by encouraging employees, outside directors and consultants to focus on critical long-range objectives, encouraging the attraction and retention of such with exceptional qualifications and linking them directly to stockholder interests through increased stock ownership. The plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or non-statutory stock options) and stock appreciation rights (SAR's). The aggregate number of options, SARs, stock units and restricted shares awarded under the plan were initially 4,000,000 common shares plus an annual increase of the lesser of two and one-half percent of the total number of common shares then outstanding or 250,000 common shares. At March 31, 2003, there are 30,000 shares available under this plan.

                           ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS (CONTINUED)

During November 2001, the Company issued stock options to purchase 250,000 shares of the Company's stock at $0.25 per share to a consultant. The options are exercisable immediately and expire on November 15, 2011. The options have piggyback registration rights to be effective in the next SEC registration statement. See Note 13. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.25, risk free interest rate of 5%, expected life of 10 years, and expected volatility of 38% and no dividends are expected to be paid. At November 15, 2001, the Company recorded $75,000 ($0.30 per option) of expense to professional fees for the value of these options based upon these Black Scholes assumptions.

During January 2002, the Company issued stock options to purchase 80,000 shares of the Company's stock at $0.25 per share to its board of directors for services rendered during the year ended December 31, 2001. The options are exercisable immediately and expire on December 31, 2011. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.25, risk free interest rate of 5%, expected life of 10 years, and expected volatility of 38% with no dividends expected to be paid. The Company recorded a total of $17,200 ($0.215 per option) of expense for the value of these options based upon these Black Scholes assumptions.

Also during the year ended December 31, 2002, the Company issued stock options to purchase a total of 110,000 shares of the Company's stock at $0.25 per share for services. The options are exercisable immediately and expire between July 28, 2007 and April 15, 2011. The options have piggyback registration rights to be effective in the Company's next SEC registration statement. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.25, risk free interest rate of 5%, expected lives of 5 to 9 years, and expected volatility of 98% and no dividends are expected to be paid. The Company recorded a total expense of $30,800 (an average of $0.28 per option) as professional fees for the value of the options based upon these Black Scholes assumptions.

During January 2003, the Company issued stock options to purchase 180,000 shares of the Company's stock at $0.25 per share to its board of directors for services rendered during the year ended December 31, 2002. The options are exercisable immediately and expire on December 31, 2012. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.25, risk free interest rate of 5%, expected life of 10 years, and expected volatility of 98% with no dividends expected to be paid. The Company recorded a total of $34,200 ($0.19 per option) of expense for the value of these options based upon these Black Scholes assumptions.

On February 7, 2003, the disinterested members of the board of directors approved the issuance of 4,100,000 stock options to certain key employees, directors and consultants. These seven-year options have an exercise price of $0.16 per share and vest over a period of three years, with the first one-third of such options vesting in 2004, the next one-third in 2005 and the remaining one-third vesting in 2006. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.16, risk free interest rate of 5%, expected life of 7 years, and

                           ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS (CONTINUED)

expected volatility of 82% with no dividends expected to be paid. The Company will record an expense for the value of these options based upon these Black Scholes assumptions of $504,300 ($0.123 per option) during the next three years as the options vest.

The following is a summary of the Company's equity compensation plans:


                                                                                           Number of securities
                                     Number of securities to       Weighted-average       remaining available for
                                     be issued upon exercise      exercise price of        future issuance under
               Plan                   of outstanding options     outstanding options     equity compensation plans
----------------------------------- --------------------------- ----------------------- ----------------------------
Equity compensation plan approved                    4,720,000                   $0.17                       30,000
   by security holders (1)
Equity compensation plan not
   approved by security holders                              -                       -                      800,000
   (2)
                                    ---------------------------                         ----------------------------
Total                                                4,720,000                                              830,000
                                    ===========================                         ============================


(1) Omnibus Equity Incentive Plan
(2) Stock Bonus Plan. See Note 8.

Following is a summary of the status of the options during the period ended March 31, 2003 and the year ended December 31, 2002:

                                                                                                  Weighted Average
                                                                    Number of Shares               Exercise Price
                                                                  ----------------------        ---------------------
Outstanding at January 1, 2002                                             2,777,953                 $      0.14
Granted                                                                      190,000                        0.25
Exercised                                                                   (150,000)                       0.04
Forfeited                                                                   (860,000)                       0.20
                                                                  ----------------------        ---------------------
Outstanding at December 31, 2002                                           1,957,953                        0.13
Granted                                                                    4,280,000                        0.17
Exercised                                                                   (150,000)                       0.01
Forfeited                                                                          -                            -
                                                                  ----------------------        ---------------------
Options outstanding at March 31, 2003                                      6,087,953                        0.16
                                                                  ======================        =====================
Options exercisable at March 31, 2003                                      1,987,953                 $      0.15
                                                                  ======================        =====================
Weighted average fair value of options granted in 2003                                               $      0.16
                                                                                                =====================


                           ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS (CONTINUED)

Summarized information about stock options outstanding and exercisable at March 31, 2003 is as follows:


                                                              Outstanding Options
                                     -----------------------------------------------------------------------
                                       Number of          Weighted Average             Weighted Average
           Exercise Price Range         Shares             Remaining Life               Exercise Price
           ---------------------     --------------    ------------------------     ------------------------
              $0.01 - $0.25            6,087,953                6.13                        $ 0.16

                                                              Exercisable Options
                                     -----------------------------------------------------------------------
                                       Number of          Weighted Average             Weighted Average
           Exercise Price Range         Shares             Remaining Life               Exercise Price
           ---------------------     --------------    ------------------------     ------------------------
              $0.01 - $0.25            1,987,953                4.62                        $ 0.15



NOTE 11 - NON-CASH COMMITMENT AND WARRANTS

During the period ended March 31, 2003, the Company issued warrants to purchase a total of 100,000 shares of common stock to two outside consultants. These warrants have an exercise price of $0.16 per share, expire in seven-years, and vest over a period of three years, with the first one-third of such warrants vesting in 2004, the next one-third in 2005 and the remaining one-third vesting in 2006. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock warrants: strike price at $0.16, risk free interest rate of 5%, expected life of 7 years, and expected volatility of 82% with no dividends expected to be paid. The Company will record an expense for the value of these warrants based upon these Black Scholes assumptions of $12,300 ($0.123 per option) during the next three years as the warrants vest.

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

During the year ended December 31, 2001, the Company issued to four directors of the Company warrants to purchase up to 100,000 shares of common stock with an exercise price of $0.25 per share. The warrants expire between May 2005 and April 2006. In accordance with Statement of Financial Accounting Standards No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price at $0.25, risk free interest rate of 5%, expected life of 5 years, and expected volatility of 38% with no dividends expected to be paid. During the year ended December 31, 2001, the Company recorded $23,280 ($0.23 per warrant) as directors' fees for these warrants.

                           ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 11 - NON-CASH COMMITMENT AND WARRANTS (CONTINUED)

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

Summarized information about stock warrants outstanding and exercisable at March 31, 2003 is as follows:


                                     Number of             Weighted Average
                                     warrants               Remaining Life          Average exercise price
                                 ------------------    ------------------------     -----------------------
       Outstanding                   5,424,535                   6.60                       $0.16
       Exercisable                   5,324,535                   6.59                       $0.16


NOTE 12 - CONVERTIBLE DEBT

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

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $113,288 to its financial advisor, in addition to the granting of an option to the financial advisor to purchase an equivalent principal amount of convertible subordinated debt at the face amount thereof over a period of ten years. The aforementioned fee is currently included in other assets and is being amortized over the term of the debt. Amortization for the period ended March 31, 2003 was $6,928.

During the year ended December 31, 2001, a total of $355,000 original debt and $46,109 of accrued interest and previously converted interest was converted into 1,605,346 shares of common stock at $0.25 per share. During the year ended December 31, 2002, a total of $245,000 original debt and $41,928 of accrued interest and previously converted interest was converted into 1,147,706 shares of common stock at $0.25 per share. During the period ended March 31, 2003, a total of $15,000 original debt and $4,119 of accrued interest and previously converted interest was converted into 76,476 shares of common stock at $0.25 per share.

                           ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 12 - CONVERTIBLE DEBT (CONTINUED)

2000 Convertible Notes (Continued)

At March 31, 2003, the remaining 2000 notes, including converted accrued interest, may be converted into a total of 4,608,604 shares of common stock.

2002 Convertible Notes due September 30, 2004

During the year ended December 31, 2002, the Company sold in a private placement to accredited investors 2002 Subordinated Convertible Pay-in-kind Notes due September 30, 2004 ("2002-2004 convertible notes") in the principal amount of $1,148,500 in cash. A Company director personally guaranteed a total of $500,000 worth of this debt offering. The 2002-2004 convertible notes bear interest at the rate of 11% per annum payable semi-annually in cash or additional 2002-2004 convertible notes. The unpaid accrued interest to date of $83,896 has been converted to additional convertible debt.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $41,895 to two advisors, together with a warrant to acquire 239,400 shares of common stock at $0.25 per share. Amortization of the loan origination fee for the period ended March 31, 2003 was $3,794.

At March 31, 2003, the remaining 2002-2004 notes, including converted accrued interest, may be converted into a total of 5,064,032 shares of common stock.

2002 Convertible Notes due June 1, 2006

During the year ended December 31, 2002, the Company sold in a private placement to accredited investors 2002 Subordinated Convertible Pay-in-kind Notes due June 1, 2006 ("2002-2006 convertible notes") in the principal amount of $3,055,000 in cash. The interest rate of the 2002-2006 convertible notes is 11% per annum for $2,555,000 of the debt, and 12.5% per annum for $500,000 of the debt, payable semi-annually in cash or additional 2002-2006 convertible notes. The unpaid accrued interest to date of $173,428 has been converted to additional convertible debt.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a related party a loan origination fee of $60,000. Amortization of the loan origination fee for the year ended March 31, 2003 was $3,750.

At March 31, 2003, the remaining 2002-2006 notes, including converted accrued interest, could be converted into a total of 13,273,464 shares of common stock.

2002 Convertible Notes

The proceeds from the two aforementioned placements of 2002 convertible notes will be used to satisfy outstanding payables and to pay operating costs, scientific development costs and patent application legal costs, and to pursue certain collaborative relationships with other biotechnology or pharmaceutical companies.

                           ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 13 - COMMITMENTS AND CONTINGENCIES

Consulting Contract

During 2001, the Company signed a contract with a consultant to provide information on possible partnering companies to divest or license certain rights to its technologies or products. The Company has agreed to pay a success fee based on a percentage of the transaction value of any divestiture or license brought about by this contract. In addition, if the success fee is earned by the consultant, the Company will issue a warrant to the consultant to purchase 100,000 shares of common stock at a 10% discount of fair market value.

Occupancy Agreements

During the period ended March 31, 2003, the company entered a verbal agreement to pay approximately $4,000 a month to a firm owned by the Company's chief executive officer and chief financial officer for tax preparation services, monthly accounting, and reimbursement for rent and employee benefits.

The company also entered into a verbal agreement for research and development laboratory space from a firm, owned by a director, at a monthly cost of $6,110. The Company also reimburses the firm for research and development services at a monthly cost of approximately $12,000.

Contracts

During June 2002, the Company entered into a cooperative agreement with the Department of Energy's (DOE) Pacific Northwest National Laboratory ("PNNL") for Research and Development. According to this agreement, the Company will be responsible for up to 50% of the costs associated with the research and development, principally represented by non-cash in-kind contributions of approximately $480,000 over a period of two years. In return, DOE, has granted the Company a non-exclusive, non-transferable, royalty-free, field-of-use license to any inventions PNNL derives under the agreement. The Company also has a first option to negotiate for greater rights, such as exclusive, transferable, domestic and foreign marketing and development rights. If the Company obtains the right to sublicense, the sublicenses must be royalty-bearing, and, subject to negotiation, the Company will pay a reasonable royalty to PNNL, which will share prospective royalties with a Russian research facility, upon commercialization, if any, of the resulting research.

During  March  2003,  the  Company  entered  into an  agreement  for the design,
construction   and  validation  in  accordance  with  FDA  standards  and  other regulatory requirements of a new pilot formulation and filling room to be located in Columbia, Maryland, within the facilities currently leased to New Horizons Diagnostics, Inc., a company principally owned by Lawrence Loomis, a director of the Company. The contract calls for a payment of approximately $164,000.

                           ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 14 - RESTATEMENT OF SHARES

During the quarter ended March 31, 2002, it was discovered that the Company mistakenly cancelled 850,000 shares of common stock in 1999. Under the terms of a settlement agreement and mutual general release and an escrow agreement both dated July 31, 1991 (collectively referred to as "settlement agreements") among the Company, a shareholder, a consultant and certain other parties, the Company issued 850,000 shares in the name of the consultant and placed these shares into escrow. These shares were to be released to the consultant upon performance of certain services that were to be provided by the consultant no later than January 15, 1993. The settlement agreements also stated that the 850,000 shares of common stock would be distributed back to the original shareholder, if such services were not provided by the consultant. Such services were not provided by the consultant, in whole or in part, and all 850,000 shares were cancelled by the Company in 1999. However, instead of being cancelled, the shares should have been returned to the original shareholder in 1999 pursuant to the settlement agreements. Therefore, the shares were reissued to the original shareholder and are reflected in the accompanying financial statements as if they were never cancelled.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and the Company's stock price may be affected by a number of factors, including, without limitation: availability of capital for research and development; availability of capital for clinical trials; opportunities for joint ventures and corporate partnering; opportunities for mergers and acquisitions to expand the Company's biotechnology base or acquire revenue generating products; the results of preclinical and clinical trials, if any; regulatory approvals of product candidates new indications and manufacturing facilities; health care guidelines and policies relating to prospective Company products; intellectual property matters (patents); and competition. Factors that could cause or contribute to such differences include, but are not limited to; those discussed in the section entitled "Item 1. Business," and all subsections therein, including, without limitation, the subsections entitled, Technical Background, Government Regulation, Federal Drug Administration Regulation, Competition and Factors That May Affect the Company, and the section entitled "Market for Registrant's Common Equity and Related Stockholder Matters," all contained in the Company's Annual Report, as amended, on Form 10-KSB/A for the fiscal year ended December 31, 2002. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission.

Results of Operations

Liquidity and Capital Resources

         As of March 31, 2003, the Company had issued and outstanding 42,224,004 shares of its Common Stock. The Company previously reported that it had arranged to repurchase, subject to completion of documentation, an aggregate 1,603,789 shares of common stock from Edmond Buccellato, the Company's President and CEO, and two other directors, Lawrence Loomis and Boris Skurkovich, M.D., in order to enable the Company to comply with the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), which, as of July 30, 2002, prohibits loans to directors and officers. The foregoing repurchase was completed during the quarter ended March 31, 2003, and, accordingly, reduces the number of issued and outstanding shares of the Company's common stock by an aggregate 1,603,789 shares.

The Company is a development stage company and its principal assets consist of cash, marketable securities and patents and patent applications. The Company had $2,671,601 in cash and marketable securities as of March 31, 2003. For the twelve-month period subsequent to March 31, 2003, the Company anticipates that its minimum cash requirements to continue as a going concern for the next twelve months will be less than $1,500,000, and therefore, believes that it has adequate cash to maintain operations during that period. The Company's objective is to establish collaborative relationships with one or more pharmaceutical or biotechnological companies that could result in the generation of licensing, milestone and royalty payments to the Company. The Company is, therefore, seeking out-licensing and co-development arrangements related to its intellectual property that will generate recurring revenue and cash flow. As of the date hereof, the Company has not entered into any agreement with a pharmaceutical or biotechnology company, or any such out-licensing or co-development arrangements.

Three Months Ended March 31, 2003 and 2002

For the three months ended March 31, 2003, the Company realized a net loss from operations of $458,369 compared to a net loss from operations of $176,203 for the three months ended March 31, 2002. The Company had increases in expenses over the three months ended March 31, 2002, consisting primarily of the following: increased research and development expenses in the amount of $79,869, increased interest expense in the amount of $118,873 related to the Company's convertible subordinated debt and subordinated convertible pay-in-kind notes, increased rent in the amount of $26,371, increased depreciation and amortization in the amount of $10,894, increased travel and entertainment expenses in the amount of $648 related to business development and other Company matters, increased administrative salaries and benefits in the amount of $53,833, increased general and administrative expenses in the amount of $6,051; net of decreased professional fees in the amount of $15,009 and increased interest and dividend income in the amount of $8,589.

RESTATEMENT OF COMPANY FINANCIAL STATEMENTS

The Company's financial statements for the years ended December 31, 2000 and 1999, respectively, have been restated to reflect the correction of an error in common stock outstanding and weighted average number of shares outstanding. Subsequent to December 31, 2001, it was discovered that the Company mistakenly cancelled 850,000 shares of common stock in 1999. Under the terms of a settlement agreement and mutual general release and an escrow agreement each dated July 31, 1991 (collectively referred to as "settlement agreements") among the Company, Dr. Simon Skurkovich, a third-party consultant and certain other parties, the Company issued 850,000 shares in the name of the consultant and placed those shares into escrow. These shares were to be released to the consultant upon performance of certain services that were to be provided by the consultant no later than January 15, 1993. The settlement agreements also stated that the 850,000 shares of common stock would be distributed to Dr. Simon Skurkovich, if such services were not provided by the consultant. Such services were not provided by the consultant, in whole or in part, and all 850,000 shares were cancelled by the Company in 1999. Instead of being cancelled, however, the shares should have been distributed to Dr. Simon Skurkovich in 1999 pursuant to the settlement agreements. Therefore, the shares were reissued to Dr. Simon Skurkovich and are reflected in the accompanying financial statements as if they were never cancelled.

ITEM 3.      CONTROLS AND PROCEDURES

In accordance with Item 307 of Regulation S-B promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Quarterly Report on Form 10-QSB, the Chief Executive Officer and Chief Financial Officer of the Company (the "Certifying Officers") have conducted evaluations of the Company's disclosure controls and procedures. As defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Company's disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective in causing information to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and communicated to management of the Company to allow timely decisions regarding the Company's public disclosures. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers executed an Officer's Certification included in this Quarterly Report on Form 10-QSB.

As of the date of this Quarterly Report on Form 10-QSB, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the Certifying Officers' evaluation.

PART II

ITEM 2. (c)     CHANGES IN SECURITIES

During the quarter ended March 31, 2003, the Company granted options to the directors, officers and consultants listed below to purchase an aggregate 4,100,000 shares of Common Stock at an exercise price of $0.16 per share under the Company's 2000 Omnibus Equity Incentive Plan (the "OEI Plan"). Subject to the terms applicable to such grants and the OEI Plan, the stock options become exercisable in equal installments on the first, second and third anniversaries of the grant date (February 7, 2003), and expire seven years from the grant date. The stock options cease to vest upon complete termination of the optionee's services as a director, officer, employee or consultant of the Company.

           OPTIONEE NAME                          NUMBER OF OPTION SHARES
           -------------                          -----------------------
         John M. Bendheim                                  350,000
       Edmond F. Buccellato                              1,500,000
           Jeanne Kelly                                    150,000
          Lawrence Loomis                                1,200,000
      Boris Skurkovich, M.D.                               450,000
      Simon Skurkovich, M.D.                               450,000

In addition, the Company granted warrants to purchase 50,000 shares of Common Stock at an exercise price of $0.16 per share to each of the following consultants: Dr. Seji Haba and Joseph Tartel. Subject to the terms applicable to such grants, the warrants become exercisable in equal installments on the first, second and third anniversaries of the grant date (February 7, 2003), and expire seven years from the grant date. The warrants cease to vest upon complete termination of the recipient's services as a consultant, employee, officer or director of the Company.

The above described stock options and warrants were granted to officers, directors and consultants based upon, among other factors, the potential for individual contribution to the Company. In the case of Mr. Buccellato, Mr. Loomis and Dr. Boris Skurkovich, consideration also was given to the amount of stock bonus plan shares which the Company repurchased from each such individual in order to enable the Company to comply with the Sarbanes-Oxley Act. The disinterested members of the Board of Directors determined the amount of the stock options and warrants and the exercise price of the options and warrants, which was set at fair market value on the grant date.

ITEM 5.

On or around March 31, 2003, the Company entered into an agreement ("IPS Agreement") with Integrated Project Services, a national integrated engineering firm providing technical services focused on clean, compliant industries.

The IPS Agreement provides for the design, construction and validation of a new pilot formulation and filling room ("Facility") to be located in Columbia, Maryland, within the facilities currently leased to New Horizons Diagnostics, Inc., a company principally owned by Lawrence Loomis, a director of the Company. The responsibilities of Integrated Project Services include, among others, to provide an FDA approved manufacturing space for the Facility, and to build a new sterile unit that will be validated in accordance with FDA standards and other regulatory requirements. The project cost for the Facility is estimated at $164,500, excluding costs for additional services and equipment not covered by the IPS Agreement.

The purpose of the Facility, among others, is to test and manufacture clinical grade antibodies for clinical trial purposes. The Company estimates that the annual labor and maintenance cost for the Facility will be approximately $150,000, excluding capital expenditures and equipment leases. The Company is seeking a term loan to finance the project, but no assurances can be given that financing will be available or, if available, on terms satisfactory to the Company.

Reference is made to Exhibit 10.12 attached to this Form 10-QSB, which contains the IPS Agreement, and the foregoing summary of the IPS Agreement is qualified in its entirety by this reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)      Exhibit
            Number               Description

             10.12 Integrated Project Service Agreement for Pilot Formulation and Filling Area dated March 31, 2003.

               99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



   (b)  REPORTS ON FORM 8-K
        -------------------

        Current Report on Form 8-K dated March 10, 2003   Item 5.  Other Events

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized as of May 14, 2003.

                                            Advanced Biotherapy, Inc.
                                            (Registrant)


By:      S/EDMOND F. BUCCELLATO             By:      S/WILLIAM M. FINKELSTEIN
         ---------------------------                 ---------------------------
         Edmond F. Buccellato                        William M. Finkelstein
         President and CEO                           Chief Financial Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 14, 2003

                                      S/EDMOND F. BUCCELLATO
                                      -------------------------------------
                                      Edmond F. Buccellato
                                      President and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 14, 2003

                                                S/WILLIAM M. FINKELSTEIN
                                                --------------------------
                                                William M. Finkelstein
                                                Chief Financial Officer

                                  EXHIBIT INDEX

            EXHIBIT                          DESCRIPTION
            -------                         -------------



             10.12 Integrated Project Service Agreement for Pilot Formulation and Filling Area dated March 31, 2003.

               99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.