Form 10QSB
period 2003-06-30
ADVANCED BIOTHERAPY INC
filed 2003-08-13
CIK 791833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the period ended June 30, 2003

                                       OR

[ ] Transition  report  pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the  transition  period from  ____________  to ____

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

As of August 8, 2003, the Registrant had 42,224,004 shares of common stock, $0.001 par value, outstanding.

      ---------------------------------------------------------------------

                                TABLE OF CONTENTS

ITEM                                                                                      PAGE
                                    PART I.
1. Financial Statements

   a. Independent Accountant's Review Report ...........................................    1

   b. Balance Sheets --June 30, 2003 (unaudited) and December 31, 2002 .................    2

   c. Statements of Operations -- Six Months Ended June 30, 2003 (unaudited,
      June 30, 2002 (unaudited), and from Inception through June 30, 2003 (unaudited) ..    3

   d. Statements of Stockholders' Equity (Deficit) .....................................    4

   e. Statement's of Cash Flows -- Six Months Ended June 30, 2003
      (unaudited),  June 30, 2002  (unaudited),  and from  Inception
      through June 30, 2003 (unaudited) ................................................    5

   f. Notes to Financial Statements ....................................................    6

2. Management's Discussion and Analysis of Financial Condition and Results of Operations   25

3. Controls and Procedures .............................................................   27

                                     PART II

2. Changes in Securities ...............................................................   27

6. Exhibits and Reports on Form 8-K ....................................................   28

The Board of Directors
Advanced Biotherapy, Inc.
Woodland Hills, CA

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Advanced Biotherapy, Inc. (a development stage company and a Delaware corporation) as of June 30, 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for the six months ended June 30, 2003 and 2002 and for the period from December 2, 1985 (inception) to June 30, 2003. All information included in these financial statements is the representation of the management of Advanced Biotherapy, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated little revenue in the past years, and has suffered recurring losses from operations resulting in an accumulated deficit of $7,527,849 at June 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Williams & Webster, P.S.
Certified Public Accountants
Bank of America Financial Center
W 601 Riverside, Suite 1940
Spokane, Washington 99201
(509) 838-5111
July 30, 2003

PART I

ITEM 1.  FINANCIAL STATEMENTS

The Board of Directors
Advanced Biotherapy, Inc.
Woodland Hills, CA

                           ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                     ASSETS

                                                                                                 June 30,            December 31,
                                                                                                  2003                  2002
                                                                                               (Unaudited)
                                                                                              --------------       --------------
  CURRENT ASSETS
     Cash                                                                                        $    21,944          $    31,081
     Marketable securities                                                                         2,250,000            3,000,000
     Notes receivable - related party                                                                 46,619              246,619
     Interest receivable - related party                                                              10,515               47,609
     Deposits and prepaid expenses                                                                    28,309               54,882
                                                                                                 -----------          -----------
              Total Current Assets                                                                 2,357,387            3,380,191
                                                                                                 -----------          -----------
  PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation                                     191,245               16,414
                                                                                                 -----------          -----------
  OTHER ASSETS
        Deferred loan origination fees, net of accumulated amortization                               99,966              128,910
        Patents and patents pending, net of accumulated amortization                                 448,877              365,713
                                                                                                 -----------          -----------
              Total Other Assets                                                                     548,843              494,623
                                                                                                 -----------          -----------
  TOTAL ASSETS                                                                                   $ 3,097,475          $ 3,891,228
                                                                                                 ===========          ===========
                                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  CURRENT LIABILITIES
     Accounts payable                                                                            $   224,518          $   113,457
     Loan payable - related party                                                                      7,461                 --
     Accounts payable - related party                                                                   --                 14,174
     Accrued expenses - related party                                                                   --                 63,367
                                                                                                 -----------          -----------
              Total Current Liabilities                                                              231,979              190,998
                                                                                                 -----------          -----------
  LONG-TERM DEBT
     Convertible notes payable                                                                     5,887,849            5,604,010
     Notes payable to related parties                                                                127,631              127,631
                                                                                                 -----------          -----------
              Total Long-Term Debt                                                                 6,015,480            5,731,641
                                                                                                 -----------          -----------
              Total Liabilities                                                                    6,247,459            5,922,639
                                                                                                 -----------          -----------
  COMMITMENTS AND CONTINGENCIES                                                                         --                   --
                                                                                                 -----------          -----------
  STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, par value $0.001; 20,000,000 shares authorized,
       no shares issued and outstanding                                                                 --                   --
    Common stock, par value $0.001; 200,000,000 shares authorized,
       42,224,004 and 43,601,317 shares issued and outstanding, respectively                          42,223               43,600
    Additional paid-in capital                                                                     3,721,415            3,937,923
    Stock options and warrants                                                                       614,227              580,027
    Deficit accumulated during development stage                                                  (7,527,849)          (6,592,961)
                                                                                                 -----------          -----------
          Total Stockholders' Equity (Deficit)                                                    (3,149,984)          (2,031,411)
                                                                                                 -----------          -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                           $ 3,097,475          $ 3,891,228
                                                                                                 ===========          ===========

             See accompanying notes and accountant's review report.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS



                                                                                                                  From Inception
                                                   Three Months Ended June 30,      Six Months Ended June 30,   (December 2, 1985)
                                                  ---------------------------     -----------------------------      through
                                                     2003            2002            2003             2002        June 30, 2003
                                                  (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
                                                  ------------    ------------    ------------    -------------   --------------
REVENUES                                          $       --      $       --      $       --      $       --      $     89,947
                                                  ------------    ------------    ------------    ------------    --------------
OPERATING EXPENSES
     Research and development                          127,809          51,916         237,740          81,978       2,829,709
     Promotional fees                                    3,209           8,839           3,449           9,079          29,617
     Professional fees                                  30,752         192,243          87,127         263,627       2,470,537
     Directors' fees                                      --              --              --              --            66,880
     Depreciation and amortization                      24,747          17,032          48,460          29,851         607,648
     Administrative salaries and benefits               83,683            --           137,516            --         1,245,994
     Insurance                                          18,132          13,219          36,263          26,438         153,024
     Shareholder relations and transfer fees             5,375           3,000          10,883           7,000         214,376
     Rent                                               14,320            --            40,691            --           196,807
     Travel and entertainment                           13,951          23,755          21,115          30,271         194,248
     Telephone and communications                        1,007           1,037           2,111           1,659          33,631
     Office                                              1,453           2,178           4,886           3,288          60,105
     General and administrative                          8,825          10,450          21,117          16,691         645,825
                                                  ------------    ------------    ------------    ------------    ------------
         Total Operating Expenses                      333,263         323,669         651,358         469,882       8,748,401
                                                  ------------    ------------    ------------    ------------    ------------
Loss From Operations                                  (333,263)       (323,669)       (651,358)       (469,882)     (8,658,454)
Other Income (Expense)
     Miscellaneous income                                 --              --              --              --            22,000
     Interest and dividend income                        9,332           6,225          21,980          10,284         134,141
     Internal gain on sale of securities                  --              --              --              --           157,520
     Forgiveness of debt                                  --              --              --              --         2,047,437
     Forgiveness of payables                              --              --              --              --            45,396
     Loss on disposal of office equipment                 --              --              --              --            (2,224)
     Interest expense                                 (152,588)        (72,498)       (305,510)       (106,547)     (1,273,665)
                                                  ------------    ------------    ------------    ------------    ------------
         Total Other Income (Expense)                 (143,256)        (66,273)       (283,530)        (96,263)      1,130,605
                                                  ------------    ------------    ------------    ------------    ------------
Loss Before Income Taxes                              (476,519)       (389,942)       (934,888)       (566,145)     (7,527,849)
Income Taxes                                              --              --              --              --              --
                                                  ------------    ------------    ------------    ------------    ------------
NET LOSS                                          $   (476,519)   $   (389,942)   $   (934,888)   $   (566,145)   $ (7,527,849)
                                                  ============    ============    ============    ============    ============
BASIC AND DILUTED NET LOSS
  PER COMMON SHARE                                $      (0.01)   $      (0.01)   $      (0.02)   $      (0.01)
                                                  ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON STOCK
SHARES OUTSTANDING                                  42,224,004      43,126,819      42,681,415      42,747,678
                                                  ============    ============    ============    ============

             See accompanying notes and accountant's review report.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                         Deficit
                                                   Common Stock                                         Accumulated       Total
                                              -------------------------    Additional        Stock        During       Stockholders'
                                                                            Paid-in       Options and   Development       Equity
                                                Shares         Amount       Capital         Warrants       Stage        (Deficit)
                                              ----------    -----------    -----------    -----------   ------------   ------------
Balance, December 31, 2001                    42,303,611    $    42,303    $ 3,640,657    $   477,683   $(5,068,426)   $  (907,783)

Contribution of capital by shareholders in
  form of foregone interest                         --             --            5,635           --            --            5,635

Common stock issued in exchange
  for convertible debt at $0.25 per share      1,147,706          1,147        285,781           --            --          286,928

Stock issued for cash at an average price of
  $0.04 per share from the exercise of options   150,000            150          5,850           --            --            6,000

Stock warrants issued in exchange
  for services                                      --             --             --           54,344          --           54,344

Stock options issued in exchange
  for services                                      --             --             --           48,000          --           48,000

Net loss for the year ended December 31, 2002       --             --             --             --      (1,524,535)    (1,524,535)
                                              ----------    -----------    -----------    -----------   -----------    -----------

Balance, December 31, 2002                    43,601,317         43,600      3,937,923        580,027    (6,592,961)    (2,031,411)

Contribution of capital by shareholders in
  form of foregone interest                         --             --            2,064           --            --            2,064

Common stock issued in exchange
  for convertible debt at $0.25 per share         76,476             77         19,042           --            --           19,119

Stock issued for cash at an average price of
  $0.01 per share from the exercise of options   150,000            150          1,350           --            --            1,500

Stock returned in settlement of notes
  and accrued interest receivable             (1,603,789)        (1,604)      (238,964)          --            --         (240,568)

Stock options issued in exchange
  for services                                      --             --             --           34,200          --           34,200

Net loss for the period ended
  June 30, 2003                                     --             --             --             --        (934,888)      (934,888)
                                              ----------    -----------    -----------    -----------   -----------    -----------
Balance, June 30, 2003 (Unaudited)            42,224,004    $    42,223    $ 3,721,415    $   614,227   $(7,527,849)   $(3,149,984)
                                              ==========    ===========    ===========    ===========   ===========    ===========

Summary of required  information  regarding stock issuances can be found in Note
8.

             See accompanying notes and accountant's review report.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                              From Inception
                                                         Six Months Ended June 30,          (December 2, 1985)
                                                      ---------------------------------          through
                                                          2003               2002             June 30, 2003
                                                       (Unaudited)        (Unaudited)          (Unaudited)
                                                      --------------     --------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                            $  (934,888)        $  (566,145)        $(7,527,849)
Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization                          48,460              29,851             607,648
    Loss on disposal of equipment                            --                  --                 2,224
    Investment income                                        --                  --              (157,520)
    Expenses paid through issuance
      of common stock                                        --                  --               231,340
    Expenses paid through issuance
      of common stock warrants and options                 34,200              42,500             403,489
    Accrued interest paid by convertible debt             302,958             103,501             881,005
    Expenses paid through contribution
      of additional paid-in capital                         2,064               3,046              53,645
    Organization costs                                       --                  --                (9,220)
    Decrease (increase) in:
       Marketable securities                              750,000          (2,000,000)         (2,250,000)
       Deposits and prepaid expenses                       26,573              27,491             (28,309)
       Interest receivable                                 (3,474)             (8,015)            (51,083)
       Deferred loan origination cost                        --               (40,845)           (215,183)
    Increase (decrease) in:
       Accounts payable                                    33,520             (25,339)            224,518
       Accounts and notes payable, related parties          7,461                --               135,092
       Payroll and payroll taxes payable                     --                  --                 8,878
                                                      -----------         -----------         -----------
Net cash provided by (used in) operating activities       266,874          (2,433,955)         (7,691,325)
                                                      -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                             (178,178)               --              (241,451)
    Internal gain on sale of securities                      --                  --               157,520
    Acquisition of patents                                (99,333)            (63,514)           (587,435)
                                                      -----------         -----------         -----------
Net cash used in investing activities                    (277,511)            (63,514)           (671,366)
                                                      -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                  1,500               6,000           2,457,254
    Proceeds from convertible notes                          --             3,665,500           5,714,000
    Proceeds from notes payable                              --                  --               388,508
    Payments on notes payable                                --                  --              (175,127)
                                                      -----------         -----------         -----------
Net cash provided by financing activities                   1,500           3,671,500           8,384,635
                                                      -----------         -----------         -----------
Net increase (decrease) in cash                            (9,137)          1,174,031              21,944
Cash, beginning                                            31,081              36,615                --
                                                      -----------         -----------         -----------
Cash, ending                                          $    21,944         $ 1,210,646         $    21,944
                                                      ===========         ===========         ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Interest expense paid                             $      --           $      --           $   339,927
                                                      ===========         ===========         ===========
    Income taxes paid                                 $      --           $      --           $      --
                                                      ===========         ===========         ===========
NON-CASH FINANCING AND INVESTING ACTIVITIES:
    Common stock issued in exchange for
       professional fees and expenses                 $      --           $      --           $   340,869
    Contributed expenses                              $     2,064         $     3,046         $    53,645
    Common stock issued for a loan payable            $      --           $      --           $   213,381
    Common stock issued for notes receivable          $      --           $      --           $   246,619
    Common stock returned in payment of
       notes and interest receivable                  $   240,568         $      --           $   240,568
    Options issued for services                       $    34,200         $    42,500         $   157,200
    Warrants issued for services                      $      --           $      --           $   246,289
    Accrued interest paid by convertible debt         $   302,958         $   103,501         $   881,005
    Common stock issued for convertible debt          $    19,119         $   274,969         $   707,156

             See accompanying notes and accountant's review report.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

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

For the period ended June 30, 2003, the Company incurred a net loss of $934,888 and had an accumulated deficit during the development stage of $7,527,849 for the period then ended. Although the Company has sufficient funds for research and development costs and operations, it does not have a source of revenues to continue its operations, research and development costs or to service its debt at maturity beyond such funding. For the twelve-month period subsequent to June 30, 2003, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $1,500,000, and therefore, believes that it has adequate resources to maintain operations during that period. The future of the Company is dependent upon future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system. Management's goal is to actively seek a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, future cash requirements may be met through licensing fees and royalties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the financial position or results of operations of the Company.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148 (hereinafter "SFAS No. 148") on "Accounting for Stock-Based Compensation--Transition and Disclosure." This statement provides alternative methods of transition for companies that choose to switch to the fair value method of accounting for stock options. SFAS No. 148 also makes changes in the disclosure requirements for stock-based compensation, regardless of which method of accounting is chosen. Under the new standard, companies must report certain types of information more prominently and in a more understandable format in the footnotes to the financial statements, and this information must be included in interim as well as annual financial statements. The Company has complied with the disclosure requirements of SFAS No. 148 in these financial statements.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147 (hereinafter "SFAS No. 147") on "Acquisitions of Certain Financial Institutions." This statement provides guidance on the accounting for the acquisition of a financial institution. The Company's adoption of this standard does not have an effect on its financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146
addresses  significant  issues  regarding  the  recognition,   measurement,  and
reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for activities after December 31, 2002. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 44, 4 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, SFAS No. 64, which amended SFAS No. 4, was rescinded, as it was no longer necessary. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145, and as a result, has reclassified a total of $2,047,437 in debt forgiveness to other income from the previous classification as extraordinary income. The other provisions of this standard did not have an effect on the financial statements of the Company.

Accounting for Long-Lived Assets

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2003.

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

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At June 30, 2003, the Company had net deferred tax assets of approximately $1,700,000 principally arising from net operating loss carryforwards for income tax purposes, of which approximately $1,400,000 was for federal taxes and approximately $300,000 was for state taxes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.

At June 30, 2003, the Company had state net operating loss carryforwards amounting to approximately $3,600,000, which expire in the years 2020 through 2023. The Company's federal net operating loss carryforwards amount to approximately $5,600,000, which expire in the years 2003 through 2023. At December 31, 2002, approximately $878,000 of net operating losses expired. Approximately $195,000 of net operating losses will expire on December 31, 2003.

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation. These reclassifications have resulted in no changes to the Company's accumulated deficit or net losses presented.

Promotional Fees

Promotional fees are charged to operations in the year incurred. Promotional fees amounted to $3,449 and $9,079 for the six months ended June 30, 2003 and 2002, respectively.

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

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The  carrying  amounts for cash,  investments,  deposits  and prepaid  expenses,
receivables,   accounts  payable,   accrued  liabilities,   notes  payable,  and
convertible debt approximate their fair value.

Deferred Loan Origination Fees

During the year ended December 31, 2000, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note
12. These loan origination fees, which totaled $33,224, net of accumulated amortization at June 30, 2003, are amortized over the life of the related debt. During the period ended June 30, 2003, the Company recorded amortization expense in the amount of $13,856 related to these fees.

During the year ended December 31, 2002, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note
12. These loan origination fees, which totaled $66,743, net of accumulated amortization at June 30, 2003, are amortized over the life of the related debt. During the period ended June 30, 2003, the Company recorded amortization expense in the amount of $15,088 related to these fees.

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

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which is effective for the Company as of January 1, 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At June 30, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

Diluted earnings (loss) per share is computed by dividing the net income (loss) adjusted for interest expense on convertible debt by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming conversion of the exercisable stock options (503,977 shares) and warrants (1,011,434 shares), and convertible debt (23,551,810 shares). Diluted net loss per share is the same as basic net loss per share as inclusion of the common stock equivalents would be antidilutive.

Interim Financial Statements

The interim financial statements as of and for the quarter ended June 30, 2003, included herein, have been prepared without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to five years.

The following is a summary of property, equipment and accumulated depreciation at June 30, 2003 and December 31, 2002:

                                     June 30, 2003        December 31, 2002
                                 ---------------------- ----------------------
                                           Accumulated             Accumulated
                                   Cost    Depreciation   Cost    Depreciation
                                 --------  ------------ --------  ------------
Lab equipment                    $ 35,349   $ 27,949    $ 27,582   $ 27,582
Office equipment                   18,062     13,045      18,062     11,073
Furniture and fixtures             11,384      2,967      11,384      1,959
Filling room under construction   170,411       --          --         --
                                 --------   --------    --------   --------
                                 $235,206   $ 43,961    $ 57,028   $ 40,614
                                 ========   ========    ========   ========

Depreciation expense for the periods ended June 30, 2003 and 2002 was $3,347 and $1,339 respectively.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 4 - INVESTMENTS

Marketable Securities

The Company's investments in equity securities that are intended to be held for a short period are classified as trading securities. These securities are recorded at fair value as current assets on the balance sheet under the caption of marketable securities. The change in fair value of those securities is included in earnings during the period presented. In the period ended June 30, 2003, there was no change in the fair market value of the securities, however the Company sold a portion of the securities during the period at no gain or loss. See Note 7.

NOTE 5 - INTANGIBLE ASSETS

Patents and Patents Pending

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over seventeen years. The Company's patents relate to the treatment of autoimmune diseases.

The following is a summary of the costs of patents and patents pending at June 30, 2003:
                                         Accumulated
                                Cost     Amortization   Net Amount
                             ---------   ------------   ----------
Balance, December 31, 2001   $ 361,097    $ (96,604)    $ 264,493
2002 Activity                  127,005      (25,785)      101,220
                             ---------    ---------     ---------
Balance, December 31, 2002     488,102     (122,389)      365,713
2003 Activity                   99,333      (16,169)       83,164
                             ---------    ---------     ---------
Balance, June 30, 2003       $ 587,435    $(138,558)    $ 448,877
                             =========    =========     =========


NOTE 6 - RELATED PARTY TRANSACTIONS

Current Transactions

On February 7, 2003, the board of directors unanimously approved the repurchase and cancellation of 1,603,789 shares of common stock from an officer and two directors to the Company in satisfaction of outstanding notes receivable and accrued interest totaling $240,568. The notes were due and payable on December 31, 2002 and could not be extended under provisions of federal legislation known as the Sarbanes-Oxley Act. These shares had been previously issued to the officer and directors under the Stock Bonus Plan on January 11, 2000.

The Company has notes receivable in the aggregate amount of $46,619 from non-officer/director shareholders of the Company in connection with a payment plan for the purchase of Company stock. The notes accrue interest at a rate of 6.5% per annum and matured on December 31, 2002. These notes receivable have not been collected and as a result are in default. The Company intends to extend the notes with the same terms for an additional three years to the non-officer/director shareholders.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

Current Transactions (Continued)

The notes payable to related parties consist of notes payable to the Company's former chairman and principal shareholder. The notes have no specific due date, are currently uncollateralized, and are non-interest bearing, however, interest is calculated at the applicable federal rate each quarter. The calculated interest of $2,064 was recorded during the period ending June 30, 2003 as interest expense and contributed capital in the accompanying financial statements.

The Company purchased laboratory equipment for $7,767 from a firm, which has as a shareholder, one of the directors of Advanced Biotherapy, Inc. The Company agreed to make monthly payments of $486 for a total of 18 months on the invoice for this equipment.

See Note 13 for related party occupancy agreements.

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

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

Transactions in 1999 (Continued)

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

NOTE 7 - CONCENTRATIONS

Bank Accounts

The Company maintains cash in a money market account at a bank in California. The funds on deposit are not insured by the FDIC and, therefore, a total of $21,944 is at risk on June 30, 2003.

The Company's marketable securities investment consists of auction rate preferred money market alternatives that rolls every seven days at the then existing market interest rate. This investment is not insured, and therefore, a total of $2,250,000 is at risk as of June 30, 2003. See Note 4.

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Information regarding the number of shares issued and consideration received is as follows:

                                                              Common Stock
                                    --------------------------------------------------------
                                      Average price per                                           Additional Paid-in
                                            share               Shares              Amount             Capital
                                    -------------------      --------------       -----------    ---------------------
Common stock issued for cash:
1985                                     $   .50                 100,000          $    100            $      49,900
1986                                        1.00                 639,500               640                  678,861
1987                                        1.00                 850,500               850                  759,650
1988                                        1.00                  25,000                25                   24,975
1993                                         .25               2,402,000             2,402                  475,900
1995                                         .05               1,000,000             1,000                   49,000
1996                                         .05                 520,000               520                   25,480
1997                                         .09               1,800,500             1,801                  153,749
1998                                         .10                 305,000               305                   30,195
1999                                         .05               3,158,000             3,158                  151,993
                                                          ---------------       -----------      -------------------
                                                              10,800,500            10,801                2,399,703
                                                          ---------------       -----------      -------------------

Common stock issued for patents assigned:
1984                                         .01                 550,000             5,500                       --
1985, adjustment to reflect change
      in number and par value of
      shares outstanding                      --               2,750,000            (2,200)                   2,200
                                                          ---------------       -----------      -------------------
                                                               3,300,000             3,300                    2,200
                                                          ---------------       -----------      -------------------

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

                                                                              Common Stock
                                                                 ------------------------------------------
                                                                   Average                                        Additional
                                                                  price per      Shares           Amount           Paid-in
                                                                    share                                          Capital
                                                                 ----------    -----------      -----------      -----------
Common stock issued for acquisitions:
1985                                                               $   .01      13,333,500      $    13,334      $   (41,112)
                                                                               -----------      -----------      -----------
Common stock issued for note receivable:
1986                                                                  1.00          10,000               10            9,990
2000                                                                   .05       4,932,380            4,932          241,687
                                                                               -----------      -----------      -----------
                                                                                 4,942,380            4,942          251,677
                                                                               -----------      -----------      -----------
Common stock returned in payment of notes receivable:
2003                                                                   .16      (1,603,789)          (1,604)        (238,964)
                                                                               -----------      -----------      -----------
Contribution of additional paid-in capital:
1991                                                                    --            --               --             35,825
1999                                                                    --            --               --             28,098
2000                                                                    --            --               --              9,735
2001                                                                    --            --               --              8,113
2002                                                                    --            --               --              5,635
2003                                                                    --            --               --              2,064
                                                                               -----------      -----------      -----------
                                                                                      --               --             89,470
                                                                               -----------      -----------      -----------
Stock subscriptions:
1999                                                                   .05         650,000              650           31,850
                                                                               -----------      -----------      -----------
Cancellation of escrowed shares in 1999                                .001       (850,000)            (850)             850
Reissued escrowed shares cancelled in error:
2001- See Note 14                                                      .001        850,000              850             (850)
                                                                               -----------      -----------      -----------
Common stock issued for services (1):
1988                                                                   .50          25,000               25           12,475
1989                                                                   .38          25,000               25            9,475
1990                                                                   .66          37,375               37           24,635
1991                                                                   .51         159,500              160           81,010
1992                                                                   .75          62,500               62           46,563
1993                                                                   .25         120,000              120           29,880
1996                                                                   .05         308,500              308           13,832
1997                                                                   .05         155,500              155            7,619
1999                                                                   .05          99,190               99            4,860
                                                                               -----------      -----------      -----------
                                                                                   992,565              991          230,349
                                                                               -----------      -----------      -----------

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003



NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

                                                                              Common Stock
                                                                 ------------------------------------------
                                                                   Average                                     Additional
                                                                  price per      Shares           Amount        Paid-in
                                                                    share                                       Capital
                                                                 ----------    -----------      -----------   -----------
Common stock issued to replace unrecorded certificates:
1988                                                                $.00               1,200    $          1   $         (1)
1992                                                                 .00                 500               1             (1)
2000                                                                 .00             100,000             100           (100)
                                                                                ------------    ------------   ------------
                                                                                     101,700             102           (102)
                                                                                ------------    ------------   ------------
Common stock issued for forgiveness of accounts payable (1):
1990                                                                 .50              25,000              25         12,475
1996                                                                 .05             150,000             150          7,350
                                                                                ------------    ------------   ------------
                                                                                     175,000             175         19,825
                                                                                ------------    ------------   ------------
Common stock issued in payment of notes payable (1):
1993                                                                 .25             200,000             200         49,800
2000                                                                 .05           1,714,995           1,715         84,035
                                                                                ------------    ------------   ------------
                                                                                   1,914,995           1,915        133,835
                                                                                ------------    ------------   ------------
Common stock issued in payment of loans payable (1):
2000                                                                 .05           2,552,625           2,553        125,078
                                                                                ------------    ------------   ------------
Common stock issued for commissions (1):
1993                                                                 .00           1,260,000           1,260           --
                                                                                ------------    ------------   ------------
Common stock issued for convertible debt:
2001                                                                 .25           1,605,346           1,605        399,504
2002                                                                 .25           1,147,706           1,147        285,781
2003                                                                 .25              76,476              77         19,042
                                                                                ------------    ------------   ------------
                                                                                   2,829,528           2,829        704,327
                                                                                ------------    ------------   ------------
Stock options exercised:
1997                                                                 .01             325,000             325          2,929
2000                                                                 .01             350,000             350          3,150
2002                                                                 .04             150,000             150          5,850
2003                                                                 .01             150,000             150          1,350
                                                                                ------------    ------------   ------------
                                                                                     975,000             975         13,279
                                                                                ------------    ------------   ------------
Total                                                                             42,224,004    $     42,223   $  3,721,415
                                                                                ============    ============   ============

(1) Per share amounts determined by information deemed most reliable based on circumstances of each case: trading price at time of issuance or value of services received.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

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

Stock Bonus Plan

On January 11, 2000, the Company issued 9,200,000 shares of common stock to certain key officers and directors under a stock bonus plan, subject to various restrictions. The plan's purpose is to keep personnel of experience and ability in the employ of the Company and to compensate them for their contributions to the growth of the Company, thereby inducing them to continue to make such contributions in the future. Such stock bonuses were issued at the weighted average price at which the Company had been selling shares of stock out of authorized but yet unissued common stock to third parties during the six months immediately preceding the issuance of the bonus shares, or $0.05 per share. On February 7, 2003, the board of directors unanimously approved the repurchase and cancellation of 1,603,789 of these shares of common stock at the fair market value of $0.16 per share in satisfaction of outstanding notes receivable and accrued interest. At June 30, 2003, a total of 800,000 shares are available under this plan.

NOTE 9 - PREFERRED STOCK

With the merger into its Delaware subsidiary, the Company has authorized 20,000,000 shares of $0.001 par value preferred stock. As of June 30, 2003, the Company has not issued any preferred stock.

NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS

Omnibus Equity Incentive Plan

In 2000, the board of directors of the Company approved an Omnibus Equity Incentive Plan, which was then approved by the stockholders in December 2001. The purpose of the plan is to promote the long-term success of the Company and the creation of stockholder value by encouraging employees, outside directors and consultants to focus on critical long-range objectives, encouraging the attraction and retention of such with exceptional qualifications and linking them directly to stockholder interests through increased stock ownership. The plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or non-statutory stock options) and stock appreciation rights (SAR's). The aggregate number of options, SARs, stock units and restricted shares awarded under the plan were initially 4,000,000 common shares plus an annual increase of the lesser of two and one-half percent of the total number of common shares then outstanding or 250,000 common shares. At June 30, 2003, there are 30,000 shares available under this plan.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS (Continued)

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

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS (Continued)

At November 15, 2001, the Company recorded $75,000 ($0.30 per option) of expense to professional fees for the value of these options based upon these Black Scholes assumptions.

Options Issued Outside an Incentive Plan

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

The following is a summary of the Company's equity compensation plans:

                                                                                           Number of securities
                                     Number of securities to       Weighted-average       remaining available for
                                     be issued upon exercise      exercise price of        future issuance under
               Plan                   of outstanding options     outstanding options     equity compensation plans
----------------------------------- --------------------------- ----------------------- ----------------------------
Equity compensation plan approved                    4,720,000                   $0.17                       30,000
   by security holders (1)
Equity compensation plan not
   approved by security holders                             --                      --                      800,000
   (2)
                                    ---------------------------                         ----------------------------
Total                                                4,720,000                                              830,000
                                    ===========================                         ============================

(1)  Omnibus Equity Incentive Plan

(2)  Stock Bonus Plan. See Note 8.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS (Continued)

Following is a summary of the status of the options during the period ended June 30, 2003 and the year ended December 31, 2002:

                                                                                 Weighted Average
                                                          Number of Shares        Exercise Price
                                                          ----------------    ---------------------
Outstanding at January 1, 2002                              2,777,953                $0.14
Granted                                                       190,000                 0.25
Exercised                                                    (150,000)                0.04
Forfeited                                                    (860,000)                0.20
                                                            ---------                -----
Outstanding at December 31, 2002                            1,957,953                 0.13
Granted                                                     4,280,000                 0.17
Exercised                                                    (150,000)                0.01
Forfeited                                                          --                   --
                                                            ---------                -----
Options outstanding at June 30, 2003                        6,087,953                 0.16
                                                            =========                =====
Options exercisable at June 30, 2003                        1,987,953                $0.15
                                                            =========                =====
Weighted average fair value of options granted in 2003                               $0.16
                                                                                     =====

Summarized information about stock options outstanding and exercisable at June 30, 2003 is as follows:

                                                   Outstanding Options
                          -----------------------------------------------------------------------
Exercise Price Range        Number of          Weighted Average             Weighted Average
                             Shares             Remaining Life               Exercise Price
---------------------     --------------    ------------------------     ------------------------
   $0.01 - $0.25            6,087,953                5.88                        $ 0.16

                                                   Exercisable Options
                          -----------------------------------------------------------------------
Exercise Price Range        Number of          Weighted Average             Weighted Average
                             Shares             Remaining Life               Exercise Price
---------------------     --------------    ------------------------     ------------------------
   $0.01 - $0.25            1,987,953                4.37                        $ 0.15

NOTE 11 - NON-CASH COMMITMENT AND WARRANTS

During February 2003, the Company issued warrants to purchase a total of 100,000 shares of common stock to two outside consultants. These warrants have an exercise price of $0.16 per share, expire in seven-years, and vest over a period of three years, with the first one-third of such warrants vesting in 2004, the next one-third in 2005 and the remaining one-third vesting in 2006. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price
Calculation. The following assumptions were made to value the stock warrants: strike price at $0.16, risk free interest rate of 5%, expected life of 7 years, and expected volatility of 82% with no dividends expected to be paid. The Company will record an expense for the value of these warrants based upon these Black Scholes assumptions of $12,300 ($0.123 per option) during the next three years as the warrants vest.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 11 - NON-CASH COMMITMENT AND WARRANTS (Continued)

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

Summarized information about stock warrants outstanding and exercisable at June 30, 2003 is as follows:

                    Number of        Weighted Average    Average exercise price
                    warrants          Remaining Life
                ----------------     ----------------    ----------------------
 Outstanding        5,424,535              6.35                  $0.16
 Exercisable        5,324,535              6.34                  $0.16

NOTE 12 - CONVERTIBLE DEBT

2000 Convertible Notes

During the year ended December 31, 2000, the Company sold in a private placement to accredited investors $1,510,500 of convertible subordinated debt due and payable September 30, 2004. The debt bears interest at the rate of 10% per annum and is payable semi-annually in cash or additional convertible subordinated debt. The unpaid accrued interest to date of $376,683 has been converted to additional convertible debt.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 12 - CONVERTIBLE DEBT (Continued)

2000 Convertible Notes (Continued)

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $113,288 to its financial advisor, in addition to the granting of an option to the financial advisor to purchase an equivalent principal amount of convertible subordinated debt at the face amount thereof over a period of ten years. The aforementioned fee is currently included in other assets and is being amortized over the term of the debt. Amortization for the period ended June 30, 2003 was $13,856.

During the year ended December 31, 2001, a total of $355,000 original debt and $46,109 of accrued interest and previously converted interest was converted into 1,605,346 shares of common stock at $0.25 per share. During the year ended December 31, 2002, a total of $245,000 original debt and $41,928 of accrued interest and previously converted interest was converted into 1,147,706 shares of common stock at $0.25 per share. During the period ended June 30, 2003, a total of $15,000 original debt and $4,119 of accrued interest and previously converted interest was converted into 76,476 shares of common stock at $0.25 per share.

At June 30, 2003, the remaining 2000 notes, including converted accrued interest, may be converted into a total of 4,720,107 shares of common stock.

2002 Convertible Notes due September 30, 2004

During the year ended December 31, 2002, the Company sold in a private placement to accredited investors 2002 Subordinated Convertible Pay-in-kind Notes due September 30, 2004 ("2002-2004 convertible notes") in the principal amount of $1,148,500 in cash. A Company director personally guaranteed a total of $500,000 worth of this debt offering. The 2002-2004 convertible notes bear interest at the rate of 11% per annum payable semi-annually in cash or additional 2002-2004 convertible notes. The unpaid accrued interest to date of $151,121 has been converted to additional convertible debt.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $41,895 to two advisors, together with a warrant to acquire 239,400 shares of common stock at $0.25 per share. Amortization of the loan origination fee for the period ended June 30, 2003 was $7,588.

At June 30, 2003, the remaining 2002-2004 notes, including converted accrued interest, may be converted into a total of 5,198,485 shares of common stock.

2002 Convertible Notes due June 1, 2006

During the year ended December 31, 2002, the Company sold in a private placement to accredited investors 2002 Subordinated Convertible Pay-in-kind Notes due June 1, 2006 ("2002-2006 convertible notes") in the principal amount of $3,055,000 in cash. The interest rate of the 2002-2006 convertible notes is 11% per annum for $2,555,000 of the debt, and 12.5% per annum for $500,000 of the debt, payable semi-annually in cash or additional 2002-2006 convertible notes. The unpaid accrued interest to date of $353,305 has been converted to additional convertible debt.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 12 - CONVERTIBLE DEBT (Continued)

2002 Convertible Notes due June 1, 2006 (Continued)

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a related party a loan origination fee of $60,000. Amortization of the loan origination fee for the year ended June 30, 2003 was $7,500.

At June 30, 2003, the remaining 2002-2006 notes, including converted accrued interest, could be converted into a total of 13,633,218 shares of common stock.

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

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Occupancy Agreements

During the period ended March 31, 2003, the company entered a verbal agreement to pay approximately $4,000 a month to a firm owned by the Company's chief executive officer and chief financial officer for tax preparation services, monthly accounting, and reimbursement for rent and employee benefits.

The company also entered into a verbal agreement for research and development laboratory space with a firm, which has as a shareholder, one of the directors of Advanced Biotherapy, Inc. This agreement calls for a monthly rent of $6,110 along with reimbursement for research and development services at a monthly cost of $12,000.

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

Results of Operations

Liquidity and Capital Resources

As of August 8, 2003, the Company had issued and outstanding 42,224,004 shares of its Common Stock.

The Company is a development stage company and has no current assets other than cash and marketable securities. The Company had $2,271,944 in cash and marketable  securities  as  of  June  30,  2003.  For  the  twelve-month  period subsequent to June 30, 2003, the Company anticipates that its minimum cash requirements to continue as a going concern for the next twelve months will be less than $1,500,000, and therefore, believes that it has adequate cash to maintain operations during that period. The Company's objective is to establish collaborative relationships with one or more pharmaceutical or biotechnological companies that could result in the generation of licensing, milestone and royalty payments to the Company. The Company is, therefore, seeking out-licensing and co-development arrangements related to its intellectual property that will generate recurring revenue and cash flow. As of the date hereof, the Company has not entered into any agreement with a pharmaceutical or biotechnological company, or any such out-licensing or co-development arrangements.

Three Months Ended June 30, 2003 and 2002

For the three months ended June 30, 2003, the Company realized a net loss of $476,519 compared to a net loss of $389,942 for the three months ended June 30, 2002. The Company had increases in expenses over the quarter ended June 30, 2002, principally related to the following: increased research and development expenses in the amount of $75,893, increased administrative salaries and benefits of $83,683, increased rent in the amount of $14,320, increased depreciation and amortization in the amount of $7,715, increased insurance in the amount of $4,913, and increased interest expense in the amount of $80,090 related to the Company's convertible subordinated debt and subordinated convertible pay-in-kind notes, all net of decreased promotional fees of $5,630, decreased professional fees $161,491 and decreased travel and entertainment in the amount of $9,804.

Six Months Ended June 30, 2003 and 2002

During the six months ended June 30, 2003, the Company's financial condition changed in the following manner, principally related to the following: cash decreased by $9,137, marketable securities decreased by $750,000, notes receivable - related party decreased by $200,000, interest receivable decreased by $37,094, deposits and prepaid expenses decreased by $26,573, property, plant and equipment, net of accumulated amortization increased by $174,831 principally related to construction in progress of a laboratory facility, patents and patents pending, net of accumulated amortization increased by $83,164 and deferred loan origination fees, net of accumulated amortization decreased by $28,944. The Company paid approximately $40,000 of current liabilities in the normal course of business.

For the six months ended June 30, 2003, the Company realized a net loss of $934,888 compared to a net loss of $566,145 for the six months ended June 30, 2002. The Company had increases in expenses over the six months ended June 30, 2002 principally related to the following: increased research and development expenses in the amount of $155,762, increased administrative salaries and benefits of $137,516, increased rent in the amount of $40,691, increased depreciation and amortization in the amount of $18,609, increased insurance in the amount of $9,825, and increased interest expense in the amount of $198,963 related to the Company's convertible subordinated debt and subordinated convertible pay-in-kind notes, all net of decreased promotional fees of $5,630, decreased professional fees $176,500, decreased travel and entertainment in the amount of $9,156 and increased interest and dividend income of $11,696.

ITEM 3.  CONTROLS AND PROCEDURES

In accordance with Item 307 of Regulation S-B promulgated under the Securities Act of 1933, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Chief Executive Officer and Chief Financial Officer of the Company (the "Certifying Officers") have conducted evaluations of the Company's disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Company's disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective in causing information to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and communicated to management of the Company to allow timely decisions regarding the Company's public disclosures. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers executed an Officer's Certification included in this Quarterly Report on Form 10-QSB.

As of the date of this Quarterly Report on Form 10-QSB, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the Certifying Officers' evaluation.

PART II

ITEM 2. (c)     CHANGES IN SECURITIES

During the quarter ended March 31, 2003, a former officer of the Company exercised stock options for 150,000 shares of Company common stock at $0.01 per share, which options were granted to her in 1993. These stock options to purchase Company common stock were not granted pursuant to any equity compensation plan. The shares of common stock issued upon exercise of such stock options have not been registered under the Securities Act of 1933, as amended. The Company received $1,500.00 upon exercise of such options.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit

                  Number   Description

                  31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

                  31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

                  32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized as of August 13, 2003.


                                          Advanced Biotherapy, Inc.
                                          (Registrant)


By:  /s/ Edmond F. Buccellato             By: /s/ William M. Finkelstein
     ---------------------------              ---------------------------
     Edmond F. Buccellato                     William M. Finkelstein
     President and CEO                        Chief Financial Officer

EXHIBIT INDEX

        Exhibit   Description
        -------   -----------

         31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

         31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

         32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.