Form 10QSB
period 2003-09-30
ADVANCED BIOTHERAPY INC
filed 2003-11-13
CIK 791833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2003
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ______________

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

As of November 7, 2003, the Registrant had 42,861,317 shares of common stock, $0.001 par value, outstanding.

      ---------------------------------------------------------------------

                                TABLE OF CONTENTS

ITEM                                                                                                                        PAGE

                                                         PART I.

1.      Financial Statements
        a.       Independent Accountant's Review Report........................................................................1
        b.       Balance Sheets --September 30, 2003 (unaudited) and December 31, 2002.........................................2
        c.       Statements of Operations -- Nine Months Ended September 30, 2003
                 unaudited, September 30, 2002 (unaudited), and from Inception through
                 September 30, 2003 (unaudited) ...............................................................................3

        d.       Statements of Stockholders' Equity (Deficit)..................................................................4

        e.       Statement's of Cash  Flows -- Nine  Months  Ended  September  30,  2003
                  (unaudited),   September  30,  2002   (unaudited),   and  from
                  Inception through
                  September 30, 2003 (unaudited) ..............................................................................5

        f.       Notes to Financial Statements.................................................................................6

2.      Management's Discussion and Analysis of Financial Condition and Results of
        Operations............................................................................................................27

3.      Controls and Procedures...............................................................................................29


                                                         PART II.


2.        Changes in Securities...............................................................................................30


6.        Exhibits and Reports on Form 8-K....................................................................................30

The Board of Directors
Advanced Biotherapy, Inc.
Woodland Hills, CA


                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying balance sheet of Advanced Biotherapy, Inc. (a development stage company and a Delaware corporation) as of September 30, 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three and nine months ended September 30, 2003 and 2002 and for the period from December 2, 1985 (inception) to September 30, 2003. All information included in these financial statements is the representation of the management of Advanced Biotherapy, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated little revenue in the past years, and has suffered recurring losses from operations resulting in an accumulated deficit of $8,055,422 at September 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WILLIAMS & WEBSTER, P.S.
CERTIFIED PUBLIC ACCOUNTANTS
BANK OF AMERICA FINANCIAL CENTER
W. 601 RIVERSIDE, SUITE 1940
SPOKANE, WA 99201
(509) 838-5111

PART I

ITEM 1.  FINANCIAL STATEMENTS

The Board of Directors
Advanced Biotherapy, Inc.
Woodland Hills, CA


                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                     ASSETS

                                                                               SEPTEMBER 30,            DECEMBER 31,
                                                                                    2003                    2002
                                                                                (UNAUDITED)
                                                                             -------------------      -----------------
CURRENT ASSETS
Cash                                                                       $             41,118     $           31,081
Marketable securities                                                                 1,800,000              3,000,000
Notes receivable - related party                                                         46,619                246,619
Interest receivable - related party                                                      11,272                 47,609
Deposits and prepaid expenses                                                             8,110                 54,882
                                                                             -------------------      -----------------
         Total Current Assets                                                         1,907,119              3,380,191
                                                                             -------------------      -----------------

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation                          205,758                 16,414
                                                                             -------------------      -----------------

OTHER ASSETS
   Deferred loan origination fees, net of accumulated amortization                       85,494                128,910
   Patents and patents pending, net of accumulated amortization                         542,028                365,713
                                                                             -------------------      -----------------
         Total Other Assets                                                             627,522                494,623
                                                                             -------------------      -----------------

TOTAL ASSETS                                                               $          2,740,399     $        3,891,228
                                                                             ===================      =================


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable                                                           $            220,000     $          113,457
Loan payable - related party                                                              6,247                      -
Accounts payable - related party                                                         12,536                 14,174
Accrued expenses - related party                                                              -                 63,367
Accrued interest on convertible debt                                                    162,389                      -
Current portion of convertible notes payable                                          2,459,798                      -
                                                                             -------------------      -----------------
         Total Current Liabilities                                                    2,860,970                190,998
                                                                             -------------------      -----------------

LONG-TERM DEBT
Convertible notes payable, net of current portion                                     3,408,201              5,604,010
Note payable to related parties                                                         127,631                127,631
                                                                             -------------------      -----------------
         Total Long-Term Debt                                                         3,535,832              5,731,641
                                                                             -------------------      -----------------

         Total Liabilities                                                            6,396,802              5,922,639
                                                                             -------------------      -----------------

COMMITMENTS AND CONTINGENCIES                                                                 -                      -
                                                                             -------------------      -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, par value $0.001; 20,000,000 shares authorized,
      no shares issued and outstanding                                                        -                      -
   Common stock, par value $0.001; 200,000,000 shares authorized,
      42,304,447 and 43,601,317 shares issued and outstanding, respectively              42,303                 43,600
   Additional paid-in capital                                                         3,742,489              3,937,923
   Stock options and warrants                                                           614,227                580,027
   Deficit accumulated during development stage                                      (8,055,422)            (6,592,961)
                                                                             -------------------      -----------------
         Total Stockholders' Equity (Deficit)                                        (3,656,403)            (2,031,411)
                                                                             -------------------      -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $          2,740,399     $        3,891,228
                                                                             ===================      =================


             See accompanying notes and accountant's review report.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS


                                             THREE MONTHS ENDED                NINE MONTHS ENDED           FROM INCEPTION
                                                SEPTEMBER 30,                    SEPTEMBER 30,           (DECEMBER 2, 1985)
                                        -----------------------------    -----------------------------         THROUGH
                                           2003             2002            2003             2002         SEPTEMBER 30, 2003
                                        (UNAUDITED)      (UNAUDITED)     (UNAUDITED)      (UNAUDITED)        (UNAUDITED)
                                        ------------     ------------    ------------     ------------     ---------------

REVENUES                              $           -    $           -   $           -    $           -    $         89,947
                                        ------------     ------------    ------------     ------------     ---------------

OPERATING EXPENSES
     Research and development               132,686          110,855         370,426          192,833           2,962,395
     Promotional fees                         3,926              240           7,375            9,319              33,543
     Professional fees                       52,174          152,755         139,301          416,382           2,522,711
     Directors' fees                              -                -               -                -              66,880
     Depreciation and amortization           26,694           18,164          75,154           48,015             634,342
     Administrative salaries and benefits    59,855           57,072         197,371           57,072           1,305,849
     Insurance                               18,723           13,218          54,986           39,656             171,747
     Shareholder relations and transfer fees  9,409            8,555          20,292           15,555             223,785
     Rent                                    21,748                -          62,439                -             218,555
     Travel and entertainment                35,751           21,093          56,866           51,364             229,999
     Telephone and communications             1,820              448           3,931            2,107              35,451
     Office                                   3,596            2,362           8,482            5,650              63,701
     General and administrative               3,397            6,091          24,514           22,782             649,222
                                        ------------     ------------    ------------     ------------     ---------------
         Total Operating Expenses           369,779          390,853       1,021,137          860,735           9,118,180
                                        ------------     ------------    ------------     ------------     ---------------

Loss From Operations                       (369,779)        (390,853)     (1,021,137)        (860,735)         (9,028,233)

Other Income (Expense)
     Miscellaneous income                         -                -               -                -              22,000
     Interest and dividend income             6,349           17,050          28,329           27,334             140,490
     Internal gain on sale of securities          -                -               -                -             157,520
     Forgiveness of debt                          -                -               -                -           2,047,437
     Forgiveness of payables                      -                -               -                -              45,396
     Loss on disposal of office equipment         -                -               -                -              (2,224)
     Interest expense                      (164,143)        (132,762)       (469,653)        (239,309)         (1,437,808)
                                        ------------     ------------    ------------     ------------     ---------------
         Total Other Income (Expense)      (157,794)        (115,712)       (441,324)        (211,975)            972,811
                                        ------------     ------------    ------------     ------------     ---------------

Loss Before Income Taxes                   (527,573)        (506,565)     (1,462,461)      (1,072,710)         (8,055,422)

Income Taxes                                      -                -               -                -                   -
                                        ------------     ------------    ------------     ------------     ---------------

NET LOSS                              $    (527,573)   $    (506,565)  $  (1,462,461)   $  (1,072,710)   $     (8,055,422)
                                        ============     ============    ============     ============     ===============

BASIC AND DILUTED NET LOSS
  PER COMMON SHARE                    $       (0.01)   $       (0.01)  $       (0.03)   $       (0.02)
                                        ============     ============    ============     ============

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON STOCK
SHARES OUTSTANDING                       42,262,477       43,592,998      42,540,234       43,032,548
                                        ============     ============    ============     ============


             See accompanying notes and accountant's review report.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                      DEFICIT
                                                COMMON STOCK                                        ACCUMULATED          TOTAL
                                          -----------------------   ADDITIONAL        STOCK           DURING         STOCKHOLDERS'
                                                                     PAID-IN      OPTIONS AND      DEVELOPMENT          EQUITY
                                            SHARES      AMOUNT       CAPITAL        WARRANTS          STAGE           (DEFICIT)
                                          ----------   ----------  ------------   -------------  ----------------   ---------------

Balance, December 31, 2001                42,303,611   $  42,303   $ 3,640,657    $    477,683   $    (5,068,426)   $     (907,783)

Contribution of capital by shareholders in
form of foregone interest                          -           -         5,635               -                 -             5,635

Common stock issued in exchange
for convertible debt at $0.25 per share    1,147,706       1,147       285,781               -                 -           286,928

Stock issued for cash at an average price of
$0.04 per share from the exercise of options 150,000         150         5,850               -                 -             6,000

Stock warrants issued in exchange
for services                                       -           -             -          54,344                 -            54,344

Stock options issued in exchange
for services                                       -           -             -          48,000                 -            48,000

Net loss for the year ended December 31, 2002      -           -             -               -        (1,524,535)       (1,524,535)
                                          ----------     --------    ----------     -----------     -------------      ------------

Balance, December 31, 2002                43,601,317      43,600     3,937,923         580,027        (6,592,961)       (2,031,411)

Contribution of capital by shareholders in
form of foregone interest                          -           -         3,107               -                 -             3,107

Common stock issued in exchange
for convertible debt at $0.25 per share      156,919         157        39,073               -                 -            39,230

Stock issued for cash at an average price of
$0.01 per share from the exercise of options 150,000         150         1,350               -                 -             1,500

Stock returned in settlement of notes
and accrued interest receivable           (1,603,789      (1,604)     (238,964)              -                 -          (240,568)

Stock options issued in exchange
for services                                       -           -             -          34,200                 -            34,200

Net loss for the period ended
  September 30, 2003                               -           -             -               -        (1,462,461)       (1,462,461)
                                          ----------     --------    ----------     -----------     -------------      ------------

Balance, September 30, 2003 (Unaudited)   42,304,447   $  42,303    $3,742,489     $   614,227    $   (8,055,422)    $  (3,656,403)
                                          ==========     ========    ==========     ===========     =============      ============


Summary of required information regarding stock issuances can be found in
Note 8.


             See accompanying notes and accountant's review report.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                          NINE MONTHS ENDED               FROM INCEPTION
                                                             SEPTEMBER 30,               (DECEMBER 2, 1985)
                                                    --------------------------------          THROUGH
                                                        2003               2002          SEPTEMBER 30, 2003
                                                     (UNAUDITED)       (UNAUDITED)         (UNAUDITED)
                                                    --------------     -------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                        $    (1,462,461)  $    (1,072,710)    $      (8,055,422)
Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization                          31,738            48,015               590,926
    Loss on disposal of equipment                               -                 -                 2,224
    Investment income                                           -                 -              (157,520)
    Expenses paid through issuance
      of common stock                                           -                 -               231,340
    Expenses paid through issuance
      of common stock warrants and options                 34,200            98,744               403,489
    Accrued interest paid by convertible debt             303,219           103,501               881,266
    Expenses paid through contribution
      of additional paid-in capital                         3,107             4,586                54,688
    Organization costs                                          -                 -                (9,220)
    Decrease (increase) in:
       Marketable securities                            1,200,000        (2,750,000)           (1,800,000)
       Deposits and prepaid expenses                       46,772            40,226                (8,110)
       Interest receivable                                 (4,231)          (12,022)              (51,840)
       Deferred loan origination cost                      43,416           (41,895)             (171,767)
    Increase (decrease) in:
       Accounts payable                                   106,543           (73,276)              297,541
       Accounts and notes payable, related parties        (58,758)                -                68,873
       Payroll and payroll taxes payable                        -                 -                 8,878
       Accrued interest                                   162,389           131,222               162,389
                                                    --------------     -------------     -----------------

Net cash provided by (used in) operating activities       405,934        (3,523,609)           (7,552,265)
                                                    --------------     -------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                             (194,643)          (13,169)             (257,916)
    Internal gain on sale of securities                         -                 -               157,520
    Acquisition of patents                               (202,754)          (90,127)             (690,856)
                                                    --------------     -------------     -----------------

Net cash used in investing activities                    (397,397)         (103,296)             (791,252)
                                                    --------------     -------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                  1,500             6,000             2,457,254
    Proceeds from convertible notes                             -         3,703,500             5,714,000
    Proceeds from notes payable                                 -                 -               388,508
    Payments on notes payable                                   -                 -              (175,127)
                                                    --------------     -------------     -----------------

Net cash provided by financing activities                   1,500         3,709,500             8,384,635
                                                    --------------     -------------     -----------------

Net increase (decrease) in cash                            10,037            82,595                41,118

Cash, beginning                                            31,081            36,615                     -
                                                    --------------     -------------     -----------------

Cash, ending                                      $        41,118   $       119,210     $          41,118
                                                    ==============     =============     =================

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest expense paid                         $             -   $             -    $          339,927
                                                    ==============     =============     =================
    Income taxes paid                             $             -   $             -    $                -
                                                    ==============     =============     =================

NON-CASH FINANCING AND INVESTING ACTIVITIES:

    Common stock issued in exchange for
       professional fees and expenses             $             -   $             -     $         340,869
    Contributed expenses                          $         3,107   $         4,586     $          54,688
    Common stock issued for a loan payable        $             -   $             -     $         213,381
    Common stock issued for notes receivable      $             -   $             -     $         246,619
    Common stock returned in payment of
       notes and interest receivable              $       240,568   $             -     $         240,568
    Options issued for services                   $        34,200   $        98,744     $         157,200
    Warrants issued for services                  $             -   $             -     $         246,289
    Accrued interest paid by convertible debt     $       302,958   $       103,501     $         881,005
    Common stock issued for convertible debt      $        39,230   $       286,928     $         707,156




             See accompanying notes and accountant's review report.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

Development Stage Activities
----------------------------
The Company has been in the development stage since its formation in 1985 and has not realized any significant revenues from its planned operations. It is primarily engaged in the research and development of the treatment of autoimmune diseases in humans, most notably, multiple sclerosis and rheumatoid arthritis.

Going Concern
-------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

For the period ended September 30, 2003, the Company incurred a net loss of $1,462,461 and had an accumulated deficit during the development stage of $8,055,422 for the period then ended. Although the Company has sufficient funds for research and development costs and operations, it does not have a source of revenues to continue its operations, research and development costs or to service its debt at maturity beyond such funding. For the twelve-month period subsequent to September 30, 2003, the Company anticipates that its minimum cash requirements to continue as a going concern will be less than $1,500,000, and therefore, believes that it has adequate resources to maintain operations during that period. The future of the Company is dependent upon future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system. Management's goal is to actively seek a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, future cash requirements may be met through licensing fees and royalties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
--------------------------------
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of this statement did not have an impact on the financial statements of the Company.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the financial statements of the Company.

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

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)
--------------------------------------------
In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 44, 4 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, SFAS No. 64, which amended SFAS No. 4, was rescinded, as it was no longer necessary. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145, and as a result, has reclassified a total of $2,047,437 in debt forgiveness to other income from the previous classification as extraordinary income. The other provisions of this standard did not have an effect on the financial statements of the Company.

Accounting for Long-Lived Assets
--------------------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2003.

Accounting for Stock Options and Warrants Granted to Employees and Non-employees
--------------------------------------------------------------------------------
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all bank accounts, certificates of deposit, money market accounts and short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Use of Estimates
----------------
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Provision for Taxes
-------------------
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

Reclassifications
-----------------
Certain amounts from prior periods have been reclassified to conform with the current period presentation. These reclassifications have resulted in no changes to the Company's accumulated deficit or net losses presented.

Promotional Fees
----------------
Promotional fees are charged to operations in the year incurred. Promotional fees amounted to $7,375 and $9,319 for the nine months ended September 30, 2003 and 2002, respectively.

Research and Development Costs
------------------------------
Costs of research and development are expensed as incurred.

Compensated Absences
--------------------
Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. It is impracticable to estimate the amount of compensation for future absences, and, accordingly, no liability has been recorded in the accompanying financial statements. The Company's policy is to recognize the costs of compensated absences when actually paid to employees.

Revenue Recognition
-------------------
Upon entering into license agreements with other companies, revenue will be recognized when fees are received. Prior to 1994, revenues were recognized when fees for services related to research activities were received.

Fair Value of Financial Instruments
-----------------------------------
The  carrying  amounts for cash,  investments,  deposits  and prepaid  expenses,
receivables,   accounts  payable,   accrued  liabilities,   notes  payable,  and
convertible debt approximate their fair value.

Deferred Loan Origination Fees
------------------------------
During the year ended December 31, 2000, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note
12. These loan origination fees, which totaled $26,295, net of accumulated amortization at September 30, 2003, are amortized over the life of the related debt. During the period ended September 30, 2003, the Company recorded amortization expense in the amount of $20,784 related to these fees.

During the year ended December 31, 2002, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note
12. These loan origination fees, which totaled $59,199, net of accumulated amortization at September 30, 2003, are amortized over the life of the related debt. During the period ended September 30, 2003, the Company recorded amortization expense in the amount of $22,632 related to these fees.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Internal Gain On Sale of Securities
-----------------------------------
During the year ending December 31, 2000, officers of the Company sold stock at a gain shortly after purchasing stock through a stock bonus plan. In compliance with the Securities and Exchange Rule 16b, the stockholders remitted the gain to the Company. The gain amounted to $157,520 and is reflected in the statement of operations as internal gain on sale of securities.

Derivative Instruments
----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which is effective for the Company as of January 1, 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At September 30, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings (loss) per share
-------------------------
Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

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

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Interim Financial Statements
----------------------------
The interim financial statements as of and for the quarter ended September 30, 2003, included herein, have been prepared without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to five years.

The following is a summary of property, equipment and accumulated depreciation at September 30, 2003 and December 31, 2002:

                                                 September 30, 2003                     December 31, 2002
                                          ----------------------------------      -------------------------------
                                                              Accumulated                          Accumulated
                                              Cost           Depreciation            Cost         Depreciation
                                          --------------    ----------------      -----------    ----------------
   Lab equipment                        $       35,349     $    28,414          $    27,582    $     27,582
   Office equipment                             18,062          14,028               18,062          11,073
   Furniture and fixtures                       11,384           3,471               11,384           1,959
   Filing room under construction              186,876               -                    -               -
                                          --------------    ----------------      -----------    ----------------
                                        $      251,671     $    45,913          $    57,028    $     40,614
                                          ==============    ================      ===========    ================

Depreciation expense for the periods ended September 30, 2003 and 2002 was $5,299 and $1,339 respectively.


NOTE 4 - INVESTMENTS

Marketable Securities
---------------------
The Company's investments in equity securities that are intended to be held for a short period are classified as trading securities. These securities are recorded at fair value as current assets on the balance sheet under the caption of marketable securities. The change in fair value of those securities is included in earnings during the period presented. In the period ended September 30, 2003, there was no change in the fair market value of the securities, however, the Company sold a portion of the securities during the period. The Company's marketable securities investment consists of auction rate preferred stock money market alternatives that rolls every seven days at the then existing market interest rate. This investment is not insured, and therefore, a total of $1,800,000 was at risk on September 30, 2003. During the period ended September 30, 2003 a total of $1,200,000 was redeemed and transferred to cash with no gain or loss being recognized.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 5 - INTANGIBLE ASSETS

Patents and Patents Pending
---------------------------
Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over seventeen years. The Company's patents relate to the treatment of autoimmune diseases.

The following is a summary of the costs of patents and patents pending at September 30, 2003:

                                                        Cost              Accumulated          Net Amount
                                                                         Amortization
                                                    -------------      -----------------      --------------
      Balance, December 31, 2001                 $       361,097    $      (96,604)        $       264,493
      2002 Activity                                      127,005           (25,785)                101,220
                                                    -------------      -----------------      --------------
      Balance, December 31, 2002                         488,102          (122,389)                365,713
      2003 Activity                                      202,754           (26,439)                176,315
                                                    -------------      -----------------      --------------
      Balance, September 30, 2003                $       690,856     $    (148,828)         $      542,028
                                                    =============      =================      ==============


NOTE 6 - RELATED PARTY TRANSACTIONS

Current Transactions
--------------------
On February 7, 2003, the board of directors unanimously approved the repurchase and cancellation of 1,603,789 shares of common stock from an officer and two directors to the Company in satisfaction of outstanding notes receivable and accrued interest totaling $240,568. The notes were due and payable on December 31, 2002 and could not be extended under provisions of federal legislation known as the Sarbanes-Oxley Act. These shares had been previously issued to the officer and directors under the Stock Bonus Plan on January 11, 2000.

The Company has notes receivable in the aggregate amount of $46,619 from non-officer/director shareholders of the Company in connection with a payment plan for the purchase of Company stock. The notes accrue interest at a rate of 6.5% per annum and mature on December 31, 2003.

The note payable to related parties consist of a note payable to one of the Company's directors. The note has no specific due date, is currently uncollateralized, and is non-interest bearing, however, interest is calculated at the applicable federal rate each quarter. The calculated interest of $3,107 was recorded during the period ending September 30, 2003 as interest expense and contributed capital in the accompanying financial statements.

The Company purchased laboratory equipment for $7,767 from a firm, which has as a shareholder, one of the directors of Advanced Biotherapy, Inc. The Company agreed to make monthly payments of $486 for a total of 18 months on the invoice for this equipment.

The board of directors adopted a policy that restricts the sale of shares of the Company's common stock by directors for a period of one year terminating on August 31, 2004, unless prior to that date the Company's common stock achieves a market price of $1.50 for fourteen consecutive trading days.

See Note 13 for related party occupancy agreements.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

Transactions in 2002
--------------------
During the year ended December 31, 2002, the Company sold a total of $28,000 in subordinated convertible pay-in-kind note to the Company's chief executive officer. See Note 12.

During the year ended December 31, 2002, the Company paid $60,000 to a director in connection with the sale of subordinated debt. See Note 12.

Transactions in 1999
--------------------
The Company's former chairman and principal shareholder advanced funds to pay a significant portion of the Company's expenses since 1989. At December 31, 1999, the cumulative amounts owed to him for expenses were $257,076. Although he was not charging interest to the Company, interest was calculated at the applicable federal rate of 5.59% at December 31, 1999 and was recorded as interest expense and contributed capital in the accompanying financial statements. During 2000, the Company paid part of this note and the balance was used to offset a bonus stock sale to the chairman. At December 31, 1998, the amounts owing for accrued salary were $1,146,000. During 1999, additional salary was accrued in the amount of $100,000. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, he received options to purchase 623,000 shares of common stock at $0.10 per share. The value of these options, in the amount of $155,750, was used to reduce his accrued salary. See Note 10. In 1999, he forgave the balance of accrued salary of $1,090,250 along with accrued interest of $9,962. This is recorded in the financial statements as forgiveness of debt.

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

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 7 - CONCENTRATIONS

Bank Accounts
-------------
The Company maintains cash in a money market account at a bank in California. The funds on deposit are not insured by the FDIC and, therefore, a total of $41,118 is at risk on September 30, 2003.

The Company's marketable securities investment consists of auction rate preferred money market alternatives that rolls every seven days at the then existing market interest rate. This investment is not insured, and therefore, a total of $1,800,000 is at risk as of September 30, 2003. See Note 4.


NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Information regarding the number of shares issued and consideration received is as follows:

                                                                    Common Stock
                                                   ------------------------------------------------
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

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

                                                                    Common Stock
                                                   ------------------------------------------------
                                                      Average           Shares            Amount         Additional
                                                     price per                                         Paid-in Capital
                                                       share
                                                   ------------      --------------     -----------    ----------------

Common stock returned in payment of notes receivable:
2003                                                   $  .16          (1,603,789)   $     (1,604)   $       (238,964)
                                                                     --------------     -----------    ----------------

Contribution of additional paid-in capital:
1991                                                        -                    -               -              35,825
1999                                                        -                    -               -              28,098
2000                                                        -                    -               -               9,735
2001                                                        -                    -               -               8,113
2002                                                        -                    -               -               5,635
2003                                                        -                    -               -               3,107
                                                                     --------------     -----------    ----------------
                                                                                 -               -              90,513
                                                                     --------------     -----------    ----------------

Stock subscriptions:
1999                                                      .05              650,000             650              31,850
                                                                     --------------     -----------    ----------------

Cancellation of escrowed shares in 1999                    .001           (850,000)           (850)                850
Reissued escrowed shares cancelled in error:
2001- See Note 15                                          .001             850,000            850                (850)
                                                                     --------------     -----------    ----------------
                                                                                 -               -                   -
                                                                     --------------     -----------    ----------------
Common stock issued for services (1):
1988                                                      .50               25,000              25              12,475
1989                                                      .38               25,000              25               9,475
1990                                                      .66               37,375              37              24,635
1991                                                      .51              159,500             160              81,010
1992                                                      .75               62,500              62              46,563
1993                                                      .25              120,000             120              29,880
1996                                                      .05              308,500             308              13,832
1997                                                      .05              155,500             155               7,619
1999                                                      .05               99,190              99               4,860
                                                                     --------------     -----------    ----------------
                                                                           992,565             991             230,349
                                                                     --------------     -----------    ----------------

Common stock issued to replace unrecorded certificates:
1988                                                       .001              1,200               1                  (1)
1992                                                       .001                500               1                  (1)
2000                                                       .001            100,000             100                (100)
                                                                     --------------     -----------    ----------------
                                                                           101,700             102                (102)
                                                                     --------------     -----------    ----------------

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003



NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

                                                                    Common Stock
                                                   ------------------------------------------------
                                                      Average           Shares            Amount         Additional
                                                     price per                                         Paid-in Capital
                                                       share
                                                   ------------      --------------     -----------    ----------------

Common stock issued for forgiveness of accounts payable (1):
1990                                                   $  .50               25,000  $           25  $           12,475
1996                                                      .05              150,000             150               7,350
                                                                     --------------     -----------    ----------------
                                                                           175,000             175              19,825
                                                                     --------------     -----------    ----------------

Common stock issued in payment of notes payable (1):
1993                                                      .25              200,000             200              49,800
2000                                                      .05            1,714,995           1,715              84,035
                                                                     --------------     -----------    ----------------
                                                                         1,914,995           1,915             133,835
                                                                     --------------     -----------    ----------------

Common stock issued in payment of loans payable (1):
2000                                                      .05            2,552,625           2,553             125,078
                                                                     --------------     -----------    ----------------

Common stock issued for commissions (1):
1993                                                       .001          1,260,000           1,260                   -
                                                                     --------------     -----------    ----------------

Common stock issued for convertible debt:
2001                                                      .25            1,605,346           1,605             399,504
2002                                                      .25            1,147,706           1,147             285,781
2003                                                      .25              156,919             157              39,073
                                                                     --------------     -----------    ----------------
                                                                         2,909,971           2,909             724,358
                                                                     --------------     -----------    ----------------

Stock options exercised:
1997                                                      .01              325,000             325               2,929
2000                                                      .01              350,000             350               3,150
2002                                                      .04              150,000             150               5,850
2003                                                      .01              150,000             150               1,350
                                                                     --------------     -----------    ----------------
                                                                           975,000             975              13,279
                                                                     --------------     -----------    ----------------
Total                                                                   42,304,447  $       42,303   $       3,742,489
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

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

Effective December 26, 2002, the Company amended its articles of incorporation to increase the maximum amount of its authorized common stock to 200,000,000 shares.

Stock Bonus Plan
----------------
On January 11, 2000, the Company issued 9,200,000 shares of common stock to certain key officers and directors under a stock bonus plan, subject to various restrictions. The plan's purpose is to keep personnel of experience and ability in the employ of the Company and to compensate them for their contributions to the growth of the Company, thereby inducing them to continue to make such contributions in the future. Such stock bonuses were issued at the weighted average price at which the Company had been selling shares of stock out of authorized but yet unissued common stock to third parties during the six months immediately preceding the issuance of the bonus shares, or $0.05 per share. On February 7, 2003, the board of directors unanimously approved the repurchase and cancellation of 1,603,789 of these shares of common stock at the fair market value of $0.16 per share in satisfaction of outstanding notes receivable and accrued interest. At September 30, 2003, a total of 800,000 shares are available under this plan.


NOTE 9 - PREFERRED STOCK

The Company has authorized 20,000,000 shares of $0.001 par value preferred stock. As of September 30, 2003, the Company has not issued any preferred stock.


NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS

Omnibus Equity Incentive Plan
-----------------------------
In 2000, the board of directors approved an Omnibus Equity Incentive Plan, which was then approved by the stockholders in December 2001. The purpose of the plan is to promote the long-term success of the Company and the creation of stockholder value by encouraging employees, outside directors and consultants to focus on critical long-range objectives, encouraging the attraction and retention of such with exceptional qualifications and linking them directly to stockholder interests through increased stock ownership. The plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or non-statutory stock options) and stock appreciation rights (SAR's). The aggregate number of options, SARs, stock units and restricted shares awarded under the plan were initially 4,000,000 common shares plus an annual increase of the lesser of two and one-half percent of the total number of common shares then outstanding or 250,000 common shares. At September 30, 2003, there are 30,000 shares available under this plan.

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

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS (CONTINUED)

During January 2003, the Company issued stock options to purchase 180,000 shares of the Company's stock at $0.21 per share to its board of directors for services rendered during the year ended December 31, 2002. The options are exercisable immediately and expire on December 31, 2012. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.21, risk free interest rate of 5%, expected life of 10 years, and expected volatility of 98% with no dividends expected to be paid. The Company recorded a total of $34,200 ($0.19 per option) of expense for the value of these options based upon these Black Scholes assumptions.

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

Options Issued Outside an Incentive Plan
----------------------------------------
On December 31, 1999, three officers of the Company received options to purchase 842,953 shares of common stock in partial payment of accrued salaries in the amount of $210,738. In addition, the same three officers forgave the balance of their accrued salaries and interest in the amount of $1,482,209. See Note 6. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.10, risk free interest rate of 5%, expected life of 5

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS (CONTINUED)

Options Issued Outside an Incentive Plan (Continued)
----------------------------------------------------
years, and expected volatility of 30% and no dividends are expected to be paid. At December 31, 1999, the Company recorded $210,738 ($0.25 per option) to reduce accrued wages for the value of these options based upon these Black Scholes assumptions. These stock options are exercisable immediately, and expire on December 31, 2005. See Note 6.

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
                                    ===========================                         ============================

(1) Omnibus Equity Incentive Plan
(2) Stock Bonus Plan. See Note 8.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS (CONTINUED)

Following is a summary of the status of the options during the period ended September 30, 2003 and the year ended December 31, 2002:

                                                                    Number of Shares              Weighted Average
                                                                                                   Exercise Price
                                                                  ----------------------        ---------------------
Outstanding at January 1, 2002                                             2,777,953                 $      0.14
Granted                                                                      190,000                        0.25
Exercised                                                                   (150,000)                       0.04
Forfeited                                                                   (860,000)                       0.20
                                                                  ----------------------        ---------------------
Outstanding at December 31, 2002                                           1,957,953                        0.13
Granted                                                                    4,280,000                        0.16
Exercised                                                                   (150,000)                       0.01
Forfeited                                                                          -                            -
                                                                  ----------------------        ---------------------
Options outstanding at September 30, 2003                                  6,087,953                        0.16
                                                                  ======================        =====================
Options exercisable at September 30, 2003                                  1,987,953                 $      0.15
                                                                  ======================        =====================
Weighted average fair value of options granted in 2003                                               $      0.13
                                                                                                =====================

Summarized information about stock options outstanding and exercisable at September 30, 2003 is as follows:

                                                              Outstanding Options
                                     -----------------------------------------------------------------------
           Exercise Price Range        Number of          Weighted Average             Weighted Average
                                        Shares             Remaining Life               Exercise Price
           ---------------------     --------------    ------------------------     ------------------------
              $0.01 - $0.25            6,087,953                5.63                        $ 0.16


                                                              Exercisable Options
                                     -----------------------------------------------------------------------
           Exercise Price Range        Number of          Weighted Average             Weighted Average
                                        Shares             Remaining Life               Exercise Price
           ---------------------     --------------    ------------------------     ------------------------
              $0.01 - $0.25            1,987,953                4.12                        $ 0.15


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

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

Subsequent to the date of these financial statements, a warrant to purchase 200,308 shares of common stock was exercised using the cashless feature, resulting in the issuance of 151,847 shares of common stock.

Summarized information about stock warrants outstanding and exercisable at September 30, 2003 is as follows:

                                     Number of             Weighted Average           Average exercise
                                     warrants              Remaining Life                  price
                                 ------------------    --------------------------   -----------------------
       Outstanding                   5,424,535                   6.10                       $0.16
       Exercisable                   5,324,535                   6.09                       $0.16

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 12 - CONVERTIBLE DEBT

2000 Convertible Notes
----------------------
During the year ended December 31, 2000, the Company sold in a private placement to accredited investors $1,510,500 of convertible subordinated debt due and payable September 30, 2004. The debt bears interest at the rate of 10% per annum and is payable semi-annually in cash or additional convertible subordinated debt. The unpaid accrued interest to date of $376,683 has been converted to additional convertible debt.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $113,288 to its financial advisor, in addition to the granting of an option to the financial advisor to purchase an equivalent principal amount of convertible subordinated debt at the face amount thereof over a period of ten years. The aforementioned fee is currently included in other assets and is being amortized over the term of the debt. Amortization for the period ended September 30, 2003 was $20,784.

During the year ended December 31, 2001, a total of $355,000 original debt and $46,109 of accrued interest and previously converted interest was converted into 1,605,346 shares of common stock at $0.25 per share. During the year ended December 31, 2002, a total of $245,000 original debt and $41,928 of accrued interest and previously converted interest was converted into 1,147,706 shares of common stock at $0.25 per share. During the period ended September 30, 2003, a total of $30,000 original debt and $9,229 of accrued interest and previously converted interest was converted into 156,916 shares of common stock at $0.25 per share.

At September 30, 2003, the remaining 2000 notes, including converted accrued interest, may be converted into a total of 4,640,709 shares of common stock. The balance due on these notes have been reclassified to current liabilities as they are payable on September 30, 2004, unless converted to stock earlier.

2002 Convertible Notes due September 30, 2004
---------------------------------------------
During the year ended December 31, 2002, the Company sold in a private placement to accredited investors 2002 Subordinated Convertible Pay-in-kind Notes due September 30, 2004 ("2002-2004 convertible notes") in the principal amount of $1,148,500 in cash. A Company director personally guaranteed a total of $500,000 worth of this debt offering. The 2002-2004 convertible notes bear interest at the rate of 11% per annum payable semi-annually in cash or additional 2002-2004 convertible notes. The unpaid accrued interest to date of $151,121 has been converted to additional convertible debt.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $41,895 to two advisors, together with a warrant to acquire 239,400 shares of common stock at $0.25 per share. Amortization of the loan origination fee for the period ended September 30, 2003 was $11,382.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 12 - CONVERTIBLE DEBT (CONTINUED)

2002 Convertible Notes due September 30, 2004 (Continued)
---------------------------------------------------------
At September 30, 2003, the remaining 2002-2004 notes, including converted accrued interest, may be converted into a total of 5,198,485 shares of common stock. The balance due on these notes have been reclassified to current liabilities as they are payable on September 30, 2004, unless converted to stock earlier.

2002 Convertible Notes due June 1, 2006
---------------------------------------
During the year ended December 31, 2002, the Company sold in a private placement to accredited investors 2002 Subordinated Convertible Pay-in-kind Notes due June 1, 2006 ("2002-2006 convertible notes") in the principal amount of $3,055,000 in cash. The interest rate of the 2002-2006 convertible notes is 11% per annum for $2,555,000 of the debt, and 12.5% per annum for $500,000 of the debt, payable semi-annually in cash or additional 2002-2006 convertible notes. The unpaid accrued interest to date of $353,305 has been converted to additional convertible debt.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a related party a loan origination fee of $60,000. Amortization of the loan origination fee for the year ended September 30, 2003 was $11,250.

At September 30, 2003, the remaining 2002-2006 notes, including converted accrued interest, could be converted into a total of 13,633,218 shares of common stock.

2002 Convertible Notes
----------------------
The proceeds from the two aforementioned placements of 2002 convertible notes will be used to satisfy outstanding payables and to pay operating costs, scientific development costs and patent application legal costs, and to pursue certain collaborative relationships with other biotechnology or pharmaceutical companies.

2003 Convertible Notes due September 30, 2007
---------------------------------------------
Subsequent to the date of these financial statements, the Company sold in a private placement to accredited investors 2003 Subordinated Convertible Pay-in-kind Notes due September 30, 2007 ("2003-2007 convertible notes") in the principal amount of $800,000 in cash. The interest rate of the 2003-2007 convertible notes is 12% per annum, payable semi-annually in cash or additional 2003-2007 convertible notes.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 13 - COMMITMENTS AND CONTINGENCIES

Consulting Contract
-------------------
During 2001, the Company signed a contract with a consultant to provide information on possible partnering companies to divest or license certain rights to its technologies or products. The Company has agreed to pay a success fee based on a percentage of the transaction value of any divestiture or license brought about by this contract. In addition, if the success fee is earned by the consultant, the Company will issue a warrant to the consultant to purchase 100,000 shares of common stock at a 10% discount of fair market value.

Contracts
---------
During June 2002, the Company entered into a cooperative agreement with the Department of Energy's (DOE) Pacific Northwest National Laboratory ("PNNL") for Research and Development. According to this agreement, the Company will be responsible for up to 50% of the costs associated with the research and development, principally represented by non-cash in-kind contributions of approximately $480,000 over a period of two years. In return, DOE, has granted the Company a non-exclusive, non-transferable, royalty-free, field-of-use license to any inventions PNNL derives under the agreement. The Company also has a first option to negotiate for greater rights, such as exclusive, transferable, domestic and foreign marketing and development rights. If the Company obtains the right to sublicense, the sublicenses must be royalty-bearing, and, subject to negotiation, the Company will pay a reasonable royalty to PNNL, which will share prospective royalties with a Russian research facility, upon commercialization, if any, of the resulting research.

During  March  2003,  the  Company  entered  into an  agreement  for the design,
construction   and  validation  in  accordance  with  FDA  standards  and  other regulatory requirements of a new pilot formulation and filling room to be located in Columbia, Maryland, within the facilities currently leased from New Horizons Diagnostics, Inc., a company principally owned by Lawrence Loomis, a director of the Company. The contract calls for a payment of approximately $186,000.

Occupancy Agreements
--------------------
During the period ended March 31, 2003, the company entered a verbal agreement to pay approximately $4,000 a month to a firm owned by the Company's chief executive officer and chief financial officer for tax preparation services, monthly accounting, and reimbursement for rent and employee benefits.

The company also entered into a verbal agreement for research and development laboratory space with a firm, which has as a shareholder, one of the directors of Advanced Biotherapy, Inc. This agreement calls for a monthly rent of $6,110 along with reimbursement for research and development services at a monthly cost of $12,000.

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 14 - INCOME TAXES

The following is a reconciliation of income tax computed at the Federal statutory rate to the provision for taxes:

                                                         September 30, 2003             December 31, 2002
                                                         Amount        Percent          Amount        Percent
                                                     ---------------- ---------- -- ---------------- ----------
Federal tax (benefit)                                     $(491,000)     (34) %         $ (356,000)      (25)%
State tax (benefit)                                        (115,000)     ( 8) %           (114,000)     ( 8) %
Valuation allowance                                         606,000       42  %            470,000        33 %
                                                     ---------------- ----------    ---------------- ----------
                                                             $     -          -             $     -          -
                                                     ================ ==========    ================ ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax assets at September 30, 2003 and December 31, 2002 are as follows:

                                                                         September 30, 2003        December 31,
                                                                                                       2002
                                                                         --------------------    -----------------
Deferred tax asset:
    Net operating loss carryforwards                                            $ 2,440,000          $ 1,160,000
    General business credit carryforwards                                            21,000                    -
                                                                         --------------------    -----------------
Total deferred tax asset                                                          2,461,000            1,160,000
    Valuation allowance for deferred asset                                       (2,461,000)          (1,160,000)
                                                                         --------------------    -----------------
Net deferred tax asset                                                              $     -              $     -
                                                                         ====================    =================

At September 30, 2003, the Company has federal net operating loss carryforwards of approximately $6,100,000, which expire in the years 2003 through 2023, state net operating loss carryforwards of approximately $4,100,000, which expire in the years 2010 through 2013, and general business credit carryforwards of approximately $63,000, which expire in the years 2017 through 2022. At December 31, 2002, approximately $878,000 of the federal net operating losses expired, and approximately $195,000 of the federal net operating losses will expire on December 31, 2003.

The change in the allowance account from December 31, 2002 to September 30, 2003 was $1,301,000, which is principally due to the change in management's estimate of effective tax rates as well as an increase in the Company's net operating loss carryforward.


NOTE 15 - RESTATEMENT OF SHARES

During the quarter ended March 31, 2002, it was discovered that the Company mistakenly cancelled 850,000 shares of common stock in 1999. Under the terms of a settlement agreement and mutual general release and an escrow agreement both dated July 31, 1991 (collectively referred to as "settlement agreements") among the Company, a shareholder, a consultant and certain other parties, the Company issued 850,000 shares in the name of the consultant and placed these shares into escrow. These shares were to be released to the consultant upon performance of certain services that were to be provided by the consultant no later than January 15, 1993. The settlement agreements also stated that the 850,000 shares of common stock would be distributed back to the original shareholder, if such services were not provided

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE 15 - RESTATEMENT OF SHARES (CONTINUED)

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


NOTE 16 - SUBSEQUENT EVENTS

Subsequent to the date of these financial statements, a warrant to purchase 200,308 shares of common stock was exercised using the cashless feature, resulting in the issuance of 151,847 shares of common stock.

Subsequent  to the date of these  financial  statements,  the Company  sold in a
private  placement  to  accredited   investors  2003  Subordinated   Convertible
Pay-in-kind Notes due September 30, 2007. See Note 12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "expect," "project," "intend," "Plan," "believe" or other words and terms of similar meaning. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and the Company's stock price may be affected by a number of factors, including, without limitation: availability of capital for research and development; availability of capital for clinical trials; opportunities for joint ventures and corporate partnering; opportunities for mergers and acquisitions to expand the Company's biotechnology base or acquire revenue generating products; the results of preclinical and clinical trials, if any; regulatory approvals of product candidates new indications and manufacturing facilities; health care guidelines and policies relating to prospective Company products; intellectual property matters (patents); and competition. Factors that could cause or contribute to such differences include, but are not limited to; those discussed in the section entitled "Item 1. Business," and all subsections therein, including, without limitation, the subsections entitled, Technical Background, Government Regulation, Federal Drug Administration Regulation, Competition and Factors That May Affect the Company, and the section entitled "Market for Registrant's Common Equity and Related Stockholder Matters," all contained in the Company's Annual Report, as amended, on Form 10-KSB/A for the fiscal year ended December 31, 2002. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission.

Results of Operations

Liquidity and Capital Resources

As of November 7, 2003, the Company had issued and outstanding 42,861,317 shares of its Common Stock.

The Company is a development stage company and has no current assets other than cash and marketable securities. The Company had $1,841,118 in cash and marketable securities as of September 30, 2003. For the twelve-month period subsequent to September 30, 2003, the Company anticipates that its minimum cash requirements to continue as a going concern for the next twelve months will be less than $1,500,000, and therefore, believes that it has adequate cash to maintain operations during that period.

On September 30, 2004, the Company's Convertible Debt due September 30, 2004 ("2000 Convertible Debt 2004") and Subordinated Convertible Pay-In-Kind Notes due September 30, 2004 ("2002 Convertible Notes 2004") will mature, unless earlier converted into shares of Company common stock. As of September 30, 2003, the outstanding principal amount of 2000 Convertible Debt 2004 was $1,160,177 and the outstanding principal amount of 2002 Convertible Notes 2004 was $1,299,621. The Company is considering various alternatives for raising capital to satisfy its payment obligations under such indebtedness. The Company's objective is to establish collaborative relationships with one or more pharmaceutical or biotechnological companies that could result in the generation of licensing, milestone and royalty payments to the Company. The Company is, therefore, seeking out-licensing and/or co-development arrangements related to its intellectual property that will generate recurring revenue and cash flow. As of the date hereof, the Company has not entered into any agreement with a pharmaceutical or biotechnological company, or any such out-licensing or co-development arrangements.




Three Months Ended September 30, 2003 and 2002

 For the three months ended September 30, 2003, the Company realized a net loss of $527,573 compared to a net loss of $506,565 for the three months ended September 30, 2002. The Company had increases in expenses over the quarter ended September 30, 2002, principally related to the following: increased research and development expenses in the amount of $21,831, increased insurance of $5,505, increased rent in the amount of $21,748, increased depreciation and amortization in the amount of $8,530, increased travel and entertainment of $14,658, and increased interest expense in the amount of $31,381 related to the Company's convertible subordinated debt and subordinated convertible pay-in-kind notes, increased promotional fees of $3,686, decreased interest income of $10,701, all net of decreased professional fees of $100,581.

Nine Months Ended September 30, 2003 and 2002

During the nine months ended September 30, 2003, the Company's financial condition changed in the following manner, principally related to the following: cash increased by $10,037, marketable securities decreased by $1,200,000, notes receivable - related party decreased by $200,000, interest receivable decreased by $36,337, deposits and prepaid expenses decreased by $46,772, property, plant and equipment, net of accumulated amortization increased by $189,344 principally related to construction in progress of a laboratory facility, patents and patents pending, net of accumulated amortization increased by $176,315 and deferred loan origination fees, net of accumulated amortization decreased by $43,416. The Company's current liabilities, net of the current portion of long-term debt, increased by approximately $210,174 in the normal course of business.

For the nine months ended September 30, 2003, the Company realized a net loss of $1,462,461 compared to a net loss of $1,072,710 for the nine months ended September 30, 2002. The Company had increases in expenses over the nine months ended September 30, 2002 principally related to the following: increased research and development expenses in the amount of $177,593, increased administrative salaries and benefits of $140,299, increased rent in the amount of $62,439, increased travel and entertainment of $5,502, increased depreciation and amortization in the amount of $27,139, increased insurance in the amount of $15,330, increased travel and entertainment in the amount of $5,502, and increased interest expense in the amount of $230,344 related to the Company's convertible subordinated debt and subordinated convertible pay-in-kind notes, all net of decreased promotional fees of $1,944 and decreased professional fees of $277,081.

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

PART II

ITEM 2. (c)     CHANGES IN SECURITIES

During the quarter ended September 30, 2003, the Board of Directors approved the issuance of additional convertible debt and convertible notes, respectively, in payment of accrued and unpaid interest (in lieu of cash payments) as of September 30, 2003, for the Company's Convertible Subordinated Debt due September 30, 2004, the Subordinated Convertible Pay-In-Kind Notes due September 30, 2004, and the Subordinated Convertible Pay-In-Kind Notes due September 1, 2006.

Subsequent to the quarter ended September 30, 2003, the Company sold in a private placement to two accredited investors (including director Richard P. Kiphart) 2003 Subordinated Convertible Pay-In-Kind Notes due September 30, 2007 ("2003 Convertible Notes Due 2007"), in the principal amount of $800,000 in cash. The 2003 Convertible Notes Due 2007 bear interest at the rate of 12% per annum payable semi-annually in cash or additional 2003 Convertible Notes Due 2007. This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The 2003 Convertible Notes Due 2007 are to be paid ratably with the Company's Convertible Subordinated Debt due September 30, 2004, the Subordinated Convertible Pay-In-Kind Notes due September 30, 2004, and the Subordinated
Convertible  Pay-In-Kind  Notes due  September 1, 2006.  The holders of the 2003
Convertible Notes Due 2007 are entitled to certain piggyback registration rights. The Company offered the 2003 Convertible Notes Due 2007 pursuant to
Section 4(2) of the Securities Act of 1933, as amended. The proceeds from the placement of 2003 Convertible Notes Due 2007 will be used to fund potential Phase I clinical trials, although no assurance can be given that the Company will qualify for any Phase I clinical trials, or that the FDA will approve such clinical trials, and for Company working capital purposes.

The form of the 2003 Convertible Notes Due 2007 was filed as Exhibit 10.12 to the Company's Form 8-K filed on October 28, 2003. The form of the related Investor Rights Agreement also was filed as Exhibit 10.13 to the Company's Form 8-K filed on October 28, 2003.

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

   (b)  Reports on Form 8-K


           Current Report on Form 8-K dated August 4, 2003               Item 5.  Other Events

           Current Report on Form 8-K dated August 6, 2003               Item 5.  Other Events

           Current Report on Form 8-K dated September 3, 2003            Item 5.  Other Events

           Current Report on Form 8-K dated September 22, 2003           Item 5.  Other Events

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized as of November 12, 2003.

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

                                 Certification  of Chief  Financial  Officer  Pursuant to 18 U.S.C.  Section 1350, as
         32.2                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.