Form 10QSB/A
period 2003-03-31
ADVANCED BIOTHERAPY INC
filed 2004-01-30
CIK 791833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A

(Mark One)

[X] Amendment to Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2003

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

      --------------------------------------------------------------------

The purpose of this Amendment is to file the Company's Integrated Project Service Agreement for Pilot Formulation and Filling Area dated March 31, 2003 ("IPS Agreement"), without any redacted portions. The Company filed the IPS Agreement as Exhibit 10.12 to the Company's Report on Form 10-QSB filed May 14, 2003 ("Original Filing"), with certain portions of the IPS Agreement marked "Redacted." Pursuant to the IPS Agreement, the Company's new pilot formulation and filling room is scheduled for completion in April, 2004. The pilot formulation and filling room is located in Columbia, Maryland, within the facilities currently leased by New Horizon Diagnostics, Inc., a company principally owned by Lawrence Loomis, a director of the Company. The Company recently withdrew its application for confidential treatment of the previously redacted portions of the IPS Agreement.




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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibit
         Number   Description

         10.12 Integrated Project Service Agreement for Pilot Formulation and Filling Area dated March 31, 2003 (no redactions).

         99.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




   (b)  Reports on Form 8-K

           Current Report on Form 8-K dated March 10, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Report on Form 10-QSB (originally filed May 14, 2003) to be signed on its behalf by the undersigned thereunto duly authorized as of January 23, 2004.

                                                     Advanced Biotherapy, Inc.
                                                     (Registrant)


By:      /s/Edmond F. Buccellato             By:     /s/William M. Finkelstein
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


Date:    May 14, 2003

                                                S/WILLIAM M. FINKELSTEIN
                                                --------------------------
                                                William M. Finkelstein
                                                Chief Financial Officer

                                  EXHIBIT INDEX

        Exhibit                    Description
        -------                    -----------

         10.12 Integrated Project Service Agreement for Pilot Formulation and Filling Area dated March 31, 2003 (no redactions).

         99.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.