Form 10KSB
period 2003-12-31
ADVANCED BIOTHERAPY INC
filed 2004-03-30
CIK 791833

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                    -----------------------------------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-26323
               ---------------------------------------------------

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

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                 (818) 883-6716

           SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT
                                  COMMON STOCK

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

      State Issuer's revenues for its most recent fiscal year.

      December 31, 2003:            $-0-

      The aggregate market value of Registrant's common stock held by non-affiliates computed by reference to the closing price of such stock on February 27, 2004, was $14,447,930, which market value excludes 8,688,531 shares of common stock held by directors, executive officers and stockholders whose beneficial ownership exceeds ten percent (10%) of the shares outstanding on February 27, 2004.

      As of February 27, 2004, the Registrant had outstanding 43,088,365 shares of common stock.


Documents Incorporated by Reference:

None.

ITEM 1.       BUSINESS

GENERAL INTRODUCTION

      Advanced Biotherapy, Inc. is a corporation organized and existing under the laws of the State of Delaware, headquartered in Woodland Hills, California. We are a biotechnology company developing therapeutics for a range of autoimmune diseases based on an anti-cytokine platform technology. Cytokines are soluble components of the immune system that are largely responsible for regulating the immune response. When overproduced, as in certain autoimmune diseases, interferons and cytokines can lead to immune system disturbance and inflammation. This results in localized tissue damage and leads to the pathology seen in autoimmune diseases (ADs). The Company plans to develop drugs designed to reduce the levels of certain cytokines. To date, our activities have consisted primarily of research, development and non-United States clinical trials. Such activities have resulted in accumulated losses at December 31, 2003.

      We plan to develop drugs through out-licensing or co-development arrangements that may effectively treat a range of autoimmune diseases. Our technology is based upon the work of Dr. Simon Skurkovich and Dr. Boris
Skurkovich who first suggested that autoimmune disease may be the result of augmented cytokine production (Nature, Vol. 241, P 551-552, 1974). We have conducted a number of investigational clinical trials at major institutes of the Medical Academy of Sciences in Russia, in which we have evaluated the efficacy of a series of investigational antibodies, raised against a variety of cytokines, in autoimmune diseases such as rheumatoid arthritis (RA), multiple sclerosis (MS), certain skin diseases, and a disease of the eye.

      In two randomized, placebo-controlled, double blind trials conducted in Russia, we believe we have demonstrated efficacy of our anti-cytokine strategy in both RA and MS. These studies have permitted us to determine which cytokines are most active in the AD process, and therefore, which need to be reduced to treat the disorder. With a five-day treatment course, statistically significant and clinically relevant responses were obtained that persisted for as long as one year after treatment termination in the MS studies and for one month (the period of observation) in the RA studies. More recently, we conducted an open-label trial using antibodies to gamma interferon to treat 13 patients who were rejecting their corneas after transplantation. In all cases, we were able to halt rejection in the patients with our investigational biological drug. The results of the studies have been published in the peer-reviewed journals "Multiple Sclerosis," "Scandinavian Journal of Rheumatology," the "American Journal of Ophthalmology," and the journal, "Medical Hypotheses."

      As of December 25, 2001, the Company has been issued United States Patent No. 6,333,032, among other patents, for the exclusive use of interferon-gamma (IFN-gamma) antibodies including humanized and fully human (as well as other antibody types) as a monotherapy to treat five diseases of autoimmune etiology:
Multiple Sclerosis, Rheumatoid Arthritis, Juvenile Rheumatoid Arthritis, Psoriatic Arthritis and Ankylosing Spondylitis. Management believes that this patent is a critical milestone for the Company. The Company believes that this patent gives the Company patent protection for a new anti-cytokine approach to treating different autoimmune diseases, including the foregoing five specific diseases, principally as an injectable treatment. The Company's patented treatment also uses various methods to neutralize or block specific combinations of cytokines and their receptors. The Company has also been issued United States Patent No. 6,534,059 for the use of antibodies to gamma interferon (IFN-g) to treat corneal transplant rejection.

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

      To date, the Company's activities have consisted primarily of research, development and human clinical testing. Such activities have resulted in accumulated deficit of $8,701,401 at December 31, 2003. The Company anticipates that it will incur substantial losses in the foreseeable future as a result of its continued product development. There are no assurances that the Company will be successful in completing its product development, receive FDA approval, implement manufacturing operations and commercially market its development stage products.

BUSINESS OBJECTIVE

      The business strategy of the Company involves the engagement of, or licensing to, a corporate partner to assist in the clinical development of its drug treatments for certain autoimmune disorders. This will involve, upon the identification of such a partner, the filing of the necessary documents with the FDA, conducting clinical trials and obtaining the necessary new drug application regulatory approvals. The Company does not intend to market its drug products if they are approved by the FDA, but will instead seek a licensing and royalty arrangement with a corporate partner who will market the product when and if it is approved.

      The amount spent on research and development by the Company for the fiscal years ended December 31, 2003, 2002 and 2001 was $488,141, $313,597, and
$133,747, respectively.

TECHNICAL BACKGROUND

      The Company's main biotechnology platform involves the use of antibodies directed against certain selected cytokines. An antibody is a protein secreted by cells in the blood and is part of the body's natural defense system against foreign invaders such as viruses, bacteria, or other foreign substances. Antibodies selectively bind to their targets, producing such effects as the neutralization of toxins and the marshaling of the immune system against infectious microorganisms and certain other cells. The Company's development-stage antibody treatment removes or neutralizes specific interferons
(IFNs) and other cytokines. These are soluble components of the immune system that are largely responsible for regulating the immune response and inflammation. During certain autoimmune diseases (ADs), such as rheumatoid arthritis (RA), multiple sclerosis (MS), type I diabetes and psoriasis, certain IFNs and other cytokines are overproduced by the body, disturbing immune system regulation. It is now generally agreed that this loss of homeostasis contributes significantly to the localized damage to organs and tissues characteristic of AD.

      The biological mechanism for autoimmunity, in which the immune system directs an attack against the body's own tissues, is still unclear, though many ADs are associated with identifiable antigents of the Human Leukocyte Antigen
(HLA) complex, specifically, the Class II proteins.

      The cells which constitute the immune system are not confined to one location or organ, so there is a need for them to communicate with each other in order for the various components (e.g., macrophages, T-cells, B-cells and others) to function in a coordinated manner. Cytokines are the agents that effect this communication. The cytokines include IFNs (alpha, beta and gamma), interleukins (IL), tumor necrosis factors (TNF-alpha and TNF-beta) and others.

      The key cytokines are generally divided into those produced by two types of T helper cells, called Th-1 and Th-2. Th-1 cytokines are pro-inflammatory, including IL-2 and IFN-gamma. Th-2 cytokines, including IL-4, -5, -6, -10 and -13, are anti-inflammatory. TNF-alpha and IFN-alpha are also pro-inflammatory cytokines. Organ-specific ADs are generally thought to be mediated by disturbed Th-1 cytokine production.

      Cytokine interactions with cells can result in cell proliferation, suppression, or differentiation and may also result in the synthesis of other cytokines by the target cell. There is substantial data in the literature supporting the idea that upon immune system activation, the cytokines spring into action in a coordinated manner that can best be described as a cascade.

      The cytokine cascade is extremely complex and it appears that the overproduction of certain pro-inflammatory cytokines, particularly IFN-gamma and TNF-alpha, underlies the pathology of AD. The Company's product development is conceptually based on the postulate that in certain autoimmune conditions, a global effect may be achieved by removing or reducing one of more of the agents in the cascade.

      Both TNF-alpha and IFN-gamma work in synthesis to induce HLA class II antigens in a variety of cell types. Induction of these antigens is thought to be associated with autoimmune pathology. The induction of activated T-cells requires that these specific HLA class II antigens be expressed, and this induction is a component of the resulting tissue destruction and inflammation in autoimmune disorders. Reduction of IFN-gamma or TNF-alpha would, therefore, be expected to inhibit activation of killer T-cells and, therefore, reduce or inhibit the autoimmune reaction.

GAMMA INTERFERON (IFN-gamma)- AS A THERAPEUTIC TARGET

      Simply blocking TNF-alpha, as do the drugs Enbrel(R), Remicade(R) and Humira(R), three products already on the market for the treatment of rheumatoid arthritis, may not effectively deal with the overproduction of IFN-alpha and IFN-gamma. Removing IFN-gamma could, however, remove or lower all three inflammatory cytokines, since IFN-gamma is upstream of TNF-alpha in the cytokine cascade. IFN-gamma is responsible for the activation of killer T-cells that produce many inflammatory cytokines. The Company's drug development strategy therefore centers on the blocking of IFN-gamma, TNF-alpha, and sometimes both together in patients with Th1-mediated ADs.

      Many studies in the literature support the targeting of IFN-gamma. For example, it was shown that IFN-gamma levels correlate with the disability score in MS patients (Mult. Scler., 2000; 6: 19-23). Another study showed that blocking IFN-gamma in mice prevented the onset of type I diabetes (Gene Ther. 1999; 6: 771-7). Observations such as these provide further support for the key role of IFN-gamma in the etiology of ADs and further support reducing the levels of this cytokine to achieve therapeutic benefit. The therapeutic proof-of-principle, therefore, already exists for the usefulness of cytokine-mediating strategies as therapeutic interventions in AD.

      ADs probably represent one of the single largest disease classes, comparable to the cardiovascular, central nervous system, and type II diabetes markets. The major Th-1 mediated autoimmune diseases are RA, MS, Crohn's disease, psoriasis and type I diabetes, but also include a host of other disorders (See Table I below). In addition to the extensive list of diseases that have been demonstrated to be autoimmune in character, there are numerous other large-market indications that involve cytokine disturbances and therefore may have an autoimmune component. These include Alzheimer's disease, schizophrenia and others that may involve autoimmune mechanisms.

                                     Table I
                     Major Th-1 Mediated Autoimmune Diseases

Addison's disease                                      Guillain-Barre syndrome
Alopecia Areata                                        Hasimoto's disease
Amyotrophic lateral sclerosis                          Male infertility
(Lou Gehrig's disease)                                 Multiple sclerosis
Autoimmune diseases of the ear                         Myasthenia gravis
Autoimmune diseases of the eye                         Psoriasis
Autoimmune hepatitis                                   Rheumatic fever
Corneal transplant rejection                           Rheumatoid arthritis
Crohn's disease                                        Sarcoidosis
Diabetes (Type I)                                      Scleroderma
Epidermolysis Bullosa                                  Sjogren's syndrome
Epididymitis                                           Thyroiditis
Glomerulonephritis                                     Vasculitis
Graves' disease                                        Vitiligo

           Neurological Diseases With A Suspected Autoimmune Component

              Alzheimer's Disease                      Depression
              Autism                                   Parkinson's disease
                                                       Schizophrenia

      Treatments of ADs have long involved global immunosuppression using adrenal steroids, cytotoxic agents, immunosuppressants and antimitotics, all of which have substantial toxicity associated with them due to their lack of specificity. Recently, the anticytokine strategy has emerged in the therapeutic arena in the form of administering anti-inflammatory cytokines, such as interferon-beta (IFN-beta), specifically Rebif(R), Betaseron(R) and Avonex(R) for treating MS. IFN-beta products may in fact work by inhibiting IFN-gamma. Also in this category are the three TNF-alpha antagonists (Enbrel(R), Remicade(R) and Humira(R)), which have further demonstrated the efficacy of the cytokine-mediation therapeutic strategy. Although each of these products is useful in treating ADs, they only represent the first generation of products based on this strategy and were conceived and developed at a time when the knowledge of the cytokine cascade was much less understood than it is today.

      The now-appreciated pivotal position of IFN-gamma in the cytokine cascade, coupled with the clinical data generated in our studies, suggests that the anti-IFN-gamma therapeutic strategy may be superior to existing therapies for MS, RA, psoriasis, Crohn's Diseases, corneal transplant rejection and others. The mission of the Company is to develop these improved cytokine-mediating therapeutic strategies and bring them to market as new drugs.

CLINICAL STUDIES / RHEUMATOID ARTHRITIS (RA) AND PSORIATIC ARTHRITIS (PA)

      In an effort to demonstrate clinical proof of principle that IFN-gamma antibodies are well tolerated and show efficacy, two clinical trials were sponsored in Russia with 67 patients with RA (62) and PA (5). An open-label trial was conducted using both anti-IFN-gamma and anti-TNF-alpha antibodies separately. Anti-IFN-gamma and anti-TNF-alpha both showed efficacy, but patients receiving anti-IFN-gamma maintained a longer period of remission. After this preliminary study, a double-blind, randomized, placebo-controlled trial was conducted in RA patients. The patients received intramuscular injections of antibodies to IFN-gamma, TNF-alpha, or placebo for 5 consecutive days as they did in the open-label trial. No other treatments were administered. They were clinically assessed daily for 7 days, then weekly up to the 28th day. Clinical, laboratory, and ultrasound indices were used to evaluate treatment efficacy.

      The results indicated that anti-IFN-gamma therapy provided rapid and statistically significant reduction of joint pain, swelling, and inflammation. The thickness of the inflamed synovial membrane assessed by ultrasound decreased significantly only with anti-IFN-gamma (both by the 7th and the 28th days). Some patients receiving anti-IFN-gamma achieved remission of 4-60 months, and one receiving anti-TNF-alpha, 7 months. The results of these studies have been published  in the journals  International  Journal of  Immunotherapy  (14:23-32,
                            ----------------------------------------
1998) and Scandinavian Journal of Rheumatology  (30:203-207,  2001).  Management
          ------------------------------------
believes that both studies provide supportive proof-in-principle in humans that blocking IFN-gamma is a viable therapeutic strategy in RA.

CLINICAL STUDIES / MULTIPLE SCLEROSIS (MS)

      The Company sponsored two trials in Russia of 83 MS patients on the use of anti-cytokine therapy. The first was an open-label trial with patients with secondary progressive MS. Following promising results in this trial, a double-blind, placebo-controlled trial was conducted in a study design similar to that used in RA. The study compared anti-IFN-gamma and anti-TNF-alpha with placebo. Only patients with MS who received antibodies to IFN-gamma showed statistically significant improvement compared to the placebo group--a significant increase in the number of patients without confirmed disability progression. Positive clinical changes in this group at six months were supported by MRI data showing a decrease in the number of active enhancing lesions. After 12 months of follow-up, the anti-IFN-gamma patients still showed significant improvement relative to the placebo group on a number of endpoints, including disease progression and the number of active MRI lesions.

      Although preliminary in nature, both the RA and MS pilot clinical trial results provide, in management's opinion, a proof-of-principle that anti-IFN-gamma is a promising and perhaps superior therapeutic strategy for both of these autoimmune disorders. It is reasonable to speculate that longer-term treatments with anti-IFN-gamma could provide longer remission. The results of this study have been reported in the peer-reviewed journal Multiple Sclerosis (7:277-284, 2001).

CLINICAL STUDIES / CORNEAL TRANSPLANT REJECTION

      In a clinical trial sponsored in Russia, 13 patients experiencing corneal transplant rejection were administered anti-IFN-gamma antibodies in eye drop form. Patients were chosen from those for whom standard treatment with steroids, antibiotics, anti-inflammatory drugs and vitamins produced no improvement after rejection. In all patients prior to treatment, vision was limited to distinguishing hand movement in front of the eyes. Standard treatment was stopped, and the Company's antibodies were given at 2-3 drops three times a day for 7-10 days. Patients were observed for 3-6 months. Two to three days after the start of treatment, transplant transparency improved, edema dropped, and visual acuity increased. At the end of the first week, the transplants became almost fully transparent and inflammation of the patients' eyes (13 eyes) disappeared. Improvement was sustained for about 6 months in all 13 patients including 2 patients given re-treatment. All patients experienced improvement in vision. The results of this study have been reported in the peer-reviewed journal American Journal of Ophthalmology (133, 829-830, 2002).
        ---------------------------------

      Subsequent to the completion of the trials for RA and MS, the Company was issued United States Patent No. 6,333,032 and, after completion of the trials for Corneal Transplant rejection, the Company was issued United States Patent No. 6,534,059 as more fully described under "PATENT STATUS AND PROTECTION OF PROPRIETARY TECHNOLOGY."

CLINICAL STUDIES / AUTOIMMUNE SKIN DISEASES

      Company-sponsored pilot studies in Russia of patients with various autoimmune skin diseases were conducted using anti-IFN-gamma. Seven patients with psoriasis vulgaris treated with antibodies showed complete clearing of psoriatic plaques by weeks 2 to 3. The results in many cases were dramatic. Remission was maintained for the 4- to 6- month period of observation. Of 17 patients with alopecia areata treated with antibodies to IFN-gamma, 11 patients with progressive-stage disease experienced partial, but ongoing or fully restored hair growth in the treated lesions by 4-6 months. Patients with total baldness had some brow and eyelash hair growth but only vellus hair in the scalp by week 12 after the completion of therapy. In a small group of patients with vitiligo receiving intradermal or intramuscular injections of anti-IFN-gamma around their lesions, abnormal redness of the skin disappeared after therapy and areas of normal-colored skin were observed in the treated area. The distinct border between the depigmented and normal skin also diminished on day 10 after a short-course of the antibodies.

CLINICAL STUDIES / TYPE I DIABETES

      A small group of children in Russia, recently diagnosed with Type 1 Diabetes, were given 2-3 short courses of antibodies to IFN-gamma. An increase in C-peptide levels, a marker of insulin production, was observed in all patients a month or two after each treatment, including an additional rise in one patient after a second treatment. One month after the first treatment, the injected insulin dose was also reduced in several of the patients. After the first treatment, hemoglobin A1c, a measure of long-term blood glucose levels, showed a drop in most patients to within the ideal range, a sign of improvement in the disease.

CLINICAL STUDIES / JUVENILE RHEUMATOID ARTHRITIS-ASSOCIATED UVEITIS

      Children with juvenile rheumatoid arthritis-associated uveitis were treated with anti-IFN-gamma. When the antibodies were combined with standard therapy, exacerbation of the disease symptoms were halted more quickly and remission lasted longer than in patients not receiving anti-IFN-gamma.

      It is emphasized that investigational antibodies were used in all clinical trials only and solely for the purpose of establishing proof-of-principle. Commercialization of a drug product is expected to be in the form of fully-human or humanized antibodies.

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

GOVERNMENT REGULATION

      The Company's activities are subject to extensive federal, state, county and local laws and regulations controlling the development, testing, manufacture and distribution of medical treatments. The type of antibody-based products described in the sections entitled "CLINICAL STUDIES" above will be subject to regulation as therapeutics or devices by the FDA, as well as varying degrees of regulation by a number of foreign governmental agencies. To comply with the FDA regulations regarding the manufacture and marketing of such products, the Company would likely incur substantial costs relating to laboratory and clinical testing of new products, and for the preparation and filing of documents in the formats required by the FDA. There are no assurances that the Company will receive FDA approval necessary to commercially market its products, if any, and that if the Company is successful, it will not encounter delays in bringing its new products to market as a result of being required by the FDA to conduct and document additional investigations of product safety and effectiveness.

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

                  They are:

         1.       Investigational new drug application (IND)
         2.       Clinical trials
         3.       New drug application (review and approval)
         4.       Post-marketing surveys

      On January 11, 1993, the FDA approved new procedures to accelerate the approval of certain new drugs and biological products directed at serious or life-threatening illnesses. These new procedures will expedite the approvals for patients suffering from terminal illness when the drugs provide a therapeutic advantage over existing treatments. The Company believes that the products under consideration by the Company will fall under the FDA guidelines for accelerated approval for drugs and biological products directed at serious and life threatening disease because the Company's products are targeted as potential treatments for RA and MS.

      The Company believes that the first step in the approval process, IND approval, will take approximately 24 to 36 months. The Company will provide the FDA with the results of comprehensive human clinical trials already conducted outside the U.S.

      Upon successful completion of the IND phase, the next step typically would be to commence large-scale clinical trials with the Company's compounds. Clinical trials are conducted in three phases, normally involving progressively larger numbers of patients. The Company, in conjunction with its FDA consultant and to-be-identified corporate partner, would plan to select key physicians and hospitals to actively conduct these studies. Phase I clinical trials will be concerned primarily with learning more about the safety of the drug, though they may also provide some information about the safety of the drug and information about effectiveness. Phase I testing is normally performed on healthy volunteers although for drugs directed at HIV/AIDS and cancer, testing on infected people is permitted. The test subjects are paid to submit to a variety of tests to learn what happens to a drug in the human body; how it is absorbed, metabolized and excreted, what effect it has on various organs and tissues; and what side effects occur as the dosages are increased. The principal objective is to determine the drugs' toxicity. Phase I trials generally involve up to 30 people at an estimated cost of $10,000 per patient, taking three to six months to complete.

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

      Patient estimates for each phase of the clinical trial process are as follows:


                             Phase I -  up to     30
                             Phase II -           200
                             Phase III -          500

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

Autoimmune                    A disease A disease in which the body  produces an
                              immune  response  to some
                              constituent  of  its  own  tissue.  Such  diseases
                              include  MS,  RA,  insulin   dependent   diabetes,
                              systemic lupus erythematosis, and AIDS.

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

Macrophage                    A motile  white  cell  type  found  in  vertebrate
                              tissue,  including  connective tissue, the spleen,
                              lymph nodes, liver,  adrenal glands and pituitary,
                              as  well as in the  endothelial  lining  of  blood
                              vessels and the  sinusoids of bone marrow,  and in
                              the monocytes.  They display  phagocytic  activity
                              and   process   antigens   for   presentation   to
                              lymphocytes, which then prepare antigen-specific antibodies.

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

PATENT STATUS AND PROTECTION OF PROPRIETARY TECHNOLOGY

      The Company has been issued United States Patent No. 6,333,032 for the use of interferon-gamma (IFN-gamma antibodies as a monotherapy to treat five diseases of autoimmune etiology: Multiple Sclerosis, Rheumatoid Arthritis, Juvenile Rheumatoid Arthritis, Psoriatic Arthritis and Ankylosing Spondylitis. Management believes that this patent is a critical milestone for the Company. The Company believes that this recently issued patent gives the Company patent protection for a new anti-cytokine approach to treating different autoimmune diseases, including the foregoing five specific diseases principally as an injectable treatment. The Company's patented treatment also uses various methods to neutralize or block specific combinations of cytokines and their receptors. In addition, the Company was recently issued United States Patent No. 6,534,059 covering the use of interferon gamma antibodies for treatment of corneal transplant rejection. The Company also has been issued United States Patent Nos. 5,626,843 and 5,888,511, and Australia Patent No. 730498. The Company also has fourteen United States utility patents pending filed between December 22, 1997, and March 1, 2004. The Company also has two applications pending in Europe and Canada, respectively, as well as a pending application in each of Japan and Australia. The Company has four PCT applications pending.

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

FORWARD-LOOKING STATEMENTS

      This Annual Report and other documents we file with the Securities and Exchange Commission ("SEC") contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management's assumptions. All statements other than statements of historical facts are forward-looking statements, including any statements of the plans and objectives of management for future operations, any statements concerning proposed new products and prospects for regulatory approval, any projections of revenue earnings or other financial items, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "could" "expect," "project," "intend," "plan," "believe," "seek", "should," "may," "assume," "continue," variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We caution you that our performance and results could differ materially from what is expressed, implied, or forecast by our forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties such as those set forth below and described elsewhere in this Annual Report. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

FACTORS THAT MAY AFFECT THE COMPANY

      The Company operates in a rapidly changing environment that involves a number of risk factors, many of which are beyond the Company's control. The following discussion highlights some of these risks, uncertainties and assumptions that could affect the outcome of the forward-looking statements in this Annual Report, and other risks are discussed elsewhere in this Annual Report. Other unanticipated occurrences besides those listed in this Annual Report could also adversely affect us.

      We have a  history  of  operating  losses  and have a need for  additional
      --------------------------------------------------------------------------
financing.  For the fiscal year ended  December 31, 2003, we realized a net loss
---------
of $2,108,440 and expect such losses to continue for the foreseeable future. The Company anticipates that its minimum cash requirements for the next twelve months will be approximately $2,500,000. That sum excludes the amount of the Company's convertible debt that becomes due on September 30, 2004. As of March 25, 2004, the projected balance of that indebtedness, including accrued interest, that will become due on September 30, 2004, is approximately $218,408. The Company's long-term convertible debt as of December 31, 2003 that matures on June 30, 2006 and September 30, 2007 is approximately $3,600,000 and $819,000, respectively. If we are unable to raise additional capital and/or generate a positive cash flow before our cash is depleted, we will be required to curtail operations substantially. We are seeking to obtain additional funds through public and private equity and debt financings, collaborative or other arrangements with corporate partners, acquisitions or mergers with companies with strong capital positions or cash flow from product sales or from other sources. There is no assurance that we will be able to obtain additional capital if required, or if capital is available, to obtain it on terms favorable to us. We may suffer from a lack of liquidity in the future that could impair our research and development efforts and adversely affect our results of operations.

      We do not have any  products  in FDA  clinical  trials,  and if we  cannot
      --------------------------------------------------------------------------
successfully  complete  any  clinical  trials,  we  will  be  unable  to  obtain
--------------------------------------------------------------------------------
regulatory  approvals  required to market our products.  Our products are in the
------------------------------------------------------
development stage, have not been subjected to clinical studies in the United States, have limited clinical data based upon studies conducted in Russia, have not been cleared for marketing by the FDA or foreign regulatory authorities, and cannot be commercially distributed in the United States and/or in foreign markets unless and until such clearance is obtained. Failure to obtain FDA clearance would delay sales of our products and would materially affect our financial condition.

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

      Our research and  development  and marketing  efforts will be dependent on
      --------------------------------------------------------------------------
collaborations and if our collaborations are not successful,  we may not be able
--------------------------------------------------------------------------------
to successfully develop and market products.  Because we have limited resources,
-------------------------------------------
we anticipate entering into a number of collaboration agreements with other companies. At present, however, we have no such agreements. These agreements may be expected to call for our partners to control the supply of bulk or formulated drugs for commercial use or for use in clinical trials; design and execution of clinical studies; process of obtaining regulatory approval to market the product; and/or marketing and selling of any approved product.

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

      Research and development activities, including future clinical trials, are
      --------------------------------------------------------------------------
inherently  uncertain  and we may be unable to  obtain  or  maintain  regulatory
--------------------------------------------------------------------------------
approval  for  any  products.  Preclinical  testing  and  clinical  trials  must
----------------------------
demonstrate that a product candidate is safe and efficacious. The results from preclinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials, and we cannot be sure that these clinical trials will demonstrate the safety and efficacy necessary to obtain regulatory approval for any product candidates. A number of companies in the biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. In addition, certain clinical trials are conducted with patients having the most advanced stages of disease. During the course of treatment, these patients often die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested. Such events can have a negative impact on the statistical analysis of clinical trial results.

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

      Our lack of experience in sales,  marketing  and  distribution  may hamper
      --------------------------------------------------------------------------
market  introduction and acceptance of our products.  Our management has limited
---------------------------------------------------
sales, distribution and marketing experience, and therefore, if the necessary regulatory approvals are obtained, we intend to market, distribute and sell our products, through a network of qualified independent distributors, agents, and key strategic partners, none of which are currently in place. There are no assurances that we can establish the necessary relationships for marketing and selling products or that the network will successfully implement an effective marketing and sales strategy. We expect to rely on third parties to provide customer service activities and accept and process returns. Although it is anticipated that we will employ a small number of persons to coordinate and manage the activities undertaken by these third parties, we have relatively limited experience in this regard. Any disruption in these activities could impede our ability to sell our products and could reduce sales revenues.

      Manufacturing   difficulties   could  materially  impair  our  competitive
      --------------------------------------------------------------------------
position  and our  possibility  of  conducting  clinical  trials.  We  lack  the
----------------------------------------------------------------
facilities to manufacture our products and do not have an adequate supply of product to begin clinical studies in the United States. If we are unable to contract for manufacturing capabilities on acceptable terms, it would result in the delay of the manufacturing of antibodies for clinical trial purposes.

      Uncertainty  relating to favorable  third-party  reimbursement  may have a
      --------------------------------------------------------------------------
material adverse effect on the commercial success of products we may develop. In
----------------------------------------------------------------------------
the United States, success in obtaining favorable third-party payment for a new product depends greatly on the ability to present data which demonstrates positive outcomes and reduced utilization of other products or services, as well as cost data which shows that treatment costs using the new product are equal to or less than what is currently covered for other products. Our failure to present such clinical data would adversely affect our ability to obtain favorable third-party reimbursement as well as the commercial success of our products.

      Our  dependence on products  could have a material  adverse  affect on the
      --------------------------------------------------------------------------
Company's financial condition. we expect to derive a substantial majority of our
-----------------------------
revenues from our proprietary development stage products through product licensing and royalty fees. The life cycle of our products, if approved for marketing, is difficult to estimate in terms of current and future technological developments, competition, and other factors. Our failure to successfully commercialize products or to realize significant revenues from the products would have a material adverse effect on our financial condition. As of the date hereof, we have not realized any revenues from the sale of products.

      If we are unable to  protect  our  patents,  we may not be able to develop
      --------------------------------------------------------------------------
products or compete successfully.  We have four issued United States patents and
--------------------------------
one patent issued in Australia. Our success and ability to compete effectively will depend, in part, on the strength of our patents and the ability to obtain protection for our products, if any, in foreign markets. No assurance can be given that any patents issued to us will not be challenged, invalidated, or circumvented. Litigation, which could result in substantial cost to us, may also be necessary to enforce any patents issued to us and/or determine the scope and validity of other parties' proprietary rights.

      We have fourteen United States utility patent applications pending. The United States patent position of pharmaceutical companies involves many complex legal and technical issues and has recently been the subject of much litigation. There is no clear policy establishing the breadth of claims or the degree of protection afforded under such patents. As a result, there can be no assurance that any of our patent applications will be approved, except where claims under an application have already been examined and allowed, nor that we will develop additional proprietary products that are patentable. There can be no assurance that any United States patents issued to us will provide us with any competitive advantages or will not be challenged by third parties or that patents issued to others will not have an adverse effect on our ability to conduct our business. We could incur substantial costs in asserting our patent rights and in defending patent infringement suits against us or our executives relating to ownership of, or rights to, patents and other intellectual property of third parties. Such disputes could substantially delay our drug development or commercialization.

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

      We face substantial competition and others may discover,  develop, acquire
      --------------------------------------------------------------------------
or  commercialize  products  before  or more  successfully  than we may do.  The
--------------------------------------------------------------------------
products that we are planning to develop may compete for market share with alternate therapies. A number of companies are pursuing the development of novel products which target the same diseases as we are targeting. Many of these competitors have substantially greater capital resources, research and development staffs and facilities than we do. They may develop and introduce products and processes competitive with those of ours. They represent significant long-term competition for us. For certain of our products, an important factor in competition may be the timing of market introduction of these competitive products. This timing will be based on the effectiveness with which we or the competition can complete clinical trials and approval processes and supply quantities of these products to market. Competition among products approved for sale will be based on, among other things, efficacy, safety, reliability, price, marketing capability and patent position.

      Our common stock price is volatile, and an investment in our Company could
      --------------------------------------------------------------------------
decline in value. Our stock price, like that of other  biotechnology  companies,
----------------
is highly volatile, so that investment in our stock involves substantial risk. Additionally, the stock market from time to time has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Our stock price may be affected by such factors as:

      o     developments or disputes as to patent or other proprietary rights.
      o     unsatisfactory clinical trial results
      o failures or unexpected delays in obtaining regulatory approvals or unfavorable FDA advisory panel recommendations
      o     approval or introduction of competing products and technologies
      o     delays in manufacturing or clinical trial plans
      o     market  reaction  to   announcements   by  other   biotechnology  or
            pharmaceutical companies
      o     announcements in the scientific and research community
      o     initiation,   termination  or   modification   of  agreements   with
            collaborative partners
      o     loss of key personnel
      o     general market conditions

If any of these factors causes us to fail to meet the expectations of securities analysts or investors, or if adverse conditions prevail or are perceived to prevail with respect to our business, the price of our common stock would likely drop significantly.

EXECUTIVE OFFICES

      Our executive offices are located at 6355 Topanga Canyon Boulevard, Woodland Hills, California 91367, and our telephone number is (818) 883-6716.

ITEM 2.  DESCRIPTION OF PROPERTY

      During 2003, the Company paid $6,240 per month in rent for the use of approximately 3,500 square feet of commercial building space on a month-to-month basis from a firm that is partially owned by director Lawrence Loomis. During 2003, the Company paid $700 per month in rent for the use of office space and facilities on a month-to-month basis from a firm owned by Edmond F. Buccellato. No formal agreement memorializes these month-to-month arrangements.

      The Company owns a nominal amount of office equipment and furniture, all of which have been entirely or substantially written off as depreciated assets.

      As of December 31, 2003, the Company had incurred approximately $237,000 in costs related to the building of a cleanroom laboratory, including approximately $7,700 for laboratory equipment. The purpose of the laboratory will be to evaluate and manufacture limited supplies of antibodies for possible U.S. and foreign clinical trial purposes. The laboratory is located in the premises leased by the Company from New Horizons Diagnostics, Inc., of which Director Lawrence Loomis is the majority shareholder. The Company arranged to pay for the laboratory equipment by 18 monthly installments of $486 each.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 11, 2003, the Company held its annual meeting of stockholders ("Annual Meeting").

      A brief description of each matter voted upon at the Annual Meeting is set forth below:

      (1) The stockholders elected nine directors to hold office until the next annual meeting of the stockholders and until their respective successors are elected and qualified, or until death, resignation or removal:

           NAME OF DIRECTOR                                 FOR                WITHHELD AUTHORITY
           -------------------------------    --------------------------  -----------------------
           Joseph A. Bellanti, M.D.                   34,526,240                     136,300
           John M. Bendheim                           34,526,240                     136,300
           Edmond F. Buccellato                       34,449,464                     213,076
           Alexander L. Cappello                      33,024,624                   1,637,916
           Richard P. Kiphart                         34,529,240                     133,300
           Lawrence Loomis                            34,529,240                     133,300
           Thomas J. Pernice                          32,855,678                   1,806,862
           Boris Skurkovich, M.D.                     34,529,240                     133,300
           Simon Skurkovich, M.D.                     34,529,240                     133,300

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS

      The Company's Common Stock is quoted on the Over-The-Counter Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "ADVB." The table below shows the high and low bid quotations of the Company's Common Stock during each of the four quarters of the 2003 and 2002 calendar years, and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotation information has been obtained from Commodity Systems, Inc., available through Yahoo! Finance.

           2003 FISCAL QUARTER ENDED:              HIGH BID            LOW BID

           March 31                                 $0.23               $0.10
           June 30                                  $0.39               $0.12
           September 30                             $0.51               $0.16
           December 31                              $0.80               $0.32

           2002 FISCAL QUARTER ENDED:

           March 31                                 $0.38               $0.18
           June 30                                  $0.65               $0.25
           September 30                             $0.37               $0.21
           December 31                              $0.27               $0.14

      As of February 27, 2004, the Company had approximately 1346 holders of record of its Common Stock. This number does not include those beneficial owners whose securities are held by brokers or in street name. The total number of record and beneficial stockholders is estimated to be more than 3400.

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

SALE OF UNREGISTERED SECURITIES IN THE FOURTH QUARTER OF 2003

      During the quarter ended December 31, 2003, the Company sold the principal amount of $800,000 of its Subordinated Convertible Pay-In-Kind Notes due September 30, 2007 ("2003 Convertible Notes Due 2007") in a private placement to two accredited investors, including Director Richard P. Kiphart, who acquired $700,000 principal amount thereof. The 2003 Convertible Notes Due 2007 bear interest at the rate of 12% per annum payable semi-annually in cash or additional 2002 Convertible Notes Due 2007. The 2003 Convertible Notes Due 2007 are convertible into shares of Company Common Stock at a conversion price per share equal to twenty-five cents ($0.25), subject to certain anti-dilution provisions. The 2003 Convertible Notes Due 2007 are to be paid ratably with the Company's Convertible Subordinated Debt due September 30, 2004, the Company's Subordinated Convertible Pay-In-Kind Notes due September 30, 2004, and the Company's Subordinated Convertible Pay-In-Kind Notes due June 6, 2006. The holders of 2003 Convertible Notes Due 2007 are entitled to certain piggyback registration rights.

      The  Company  offered  the 2003  Convertible  Notes Due 2007  pursuant  to
Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. The proceeds from the placement of 2003 Convertible Notes Due 2007 are intended to be used for working capital and potential Phase I clinical trials, although no assurance can be given that the Company will qualify for any Phase I clinical trials, or that the FDA would approve such clinical trials.

      Effective as of December 31, 2003, pursuant to the Company's 2000 Omnibus Equity Incentive Plan, the Company granted its directors non-qualified stock options to purchase an aggregate 270,000 shares (30,000 shares per director) of Common Stock, at an exercise price of $0.42 per share, for services. See "ITEM
10. EXECUTIVE COMPENSATION" for additional information.

PURCHASE OF EQUITY SECURITIES

      Edmond F. Buccellato, Lawrence Loomis and Dr. Boris Skurkovich each acquired shares under the Company's Stock Bonus Plan as of January 11, 2000, and each issued a promissory note ("Stock Bonus Note") in favor of the Company to pay the purchase price. The Stock Bonus Notes accrued interest at 6.5% per annum and matured on December 31, 2002. Effective July 30, 2002, the new federal laws, known as the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") prohibit a public company, among other matters, to extend or maintain a loan to any director or officer of the company, including the extension of loans then existing on July 30, 2002, subject to certain exceptions inapplicable to the Company. As of February 26, 2003, the Company repurchased an aggregate 1,603,789 shares of the Company's Common Stock from the three directors, in full satisfaction of their Stock Bonus Notes, including accrued interest, because the Notes could not be extended under the Sarbanes-Oxley Act. The disinterested members of the Board of Directors determined that the Stock Bonus Notes should be repaid, approved the share repurchase and the purchase price of $0.15 per share. The shares repurchased are now available for future issuance under the Stock Bonus Plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. See "ITEM 1. FORWARD-LOOKING STATEMENTS." Investors are cautioned that forward-looking statements made by the Company, including those made in this Annual Report, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Reference is made in particular to forward-looking statements regarding product development, capital sources, plan of operations and expenses. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and the Company's stock price may be affected by a number of factors, including, without limitation: (i) availability of capital for research and development; (ii) availability of capital for clinical trials; (iii) opportunities for joint ventures and corporate partnering; (iv) opportunities for mergers and acquisitions to expand the Company's biotechnology base or acquire revenue generating products; (v) regulatory approvals of preclinical and clinical trials; (vi) the results of preclinical and clinical trials; (vii) regulatory approvals of product candidates, new indications and manufacturing facilities; (viii) health care guidelines and policies relating to prospective Company products; (ix) intellectual property matters (patents) and (x) competition. See "ITEM 1. FACTORS THAT MAY AFFECT THE COMPANY."

OVERVIEW

      We believe that we are a leader in conducting investigational clinical trials that have lead us to secure intellectual property for anti-cytokine based treatments of certain autoimmune diseases by the use of antibodies directed at certain cytokines, most notably interferon-gamma and tumor necrosis factor-alpha. We have no revenues or FDA-approved products, and cannot predict when we might anticipate having proprietary marketed products. Accordingly, our cash flows depend substantially on the success of our ability to enter into licensing and royalty arrangements, and raise capital through the use of equity or debt private placements.

      The Company anticipates that its minimum cash requirements for operations for the next twelve months will be less than $2,500,000, but that sum excludes the amount of the Company's convertible debt that becomes due on September 30, 2004 ("Convertible Debt due 2004"). As of March 25, 2004, the projected balance of Convertible Debt due 2004, including accrued interest that will become due on September 30, 2004 is approximately $218,408. In March 2004 the Company recently submitted a proposal to the holders of Convertible Debt due 2004 to exercise their rights to convert such debt into shares of common stock at $0.24 per share by March 31, 2004 (which has been extended to April 30, 2004). During the month of March, 2004, holders of $2,403,787 principal amount of Convertible Debt due 2004 (including accrued interest) have as of March 24, 2004 elected to convert such debt into 10,015,746 shares of Company Common Stock. The Company plans to raise additional capital, if necessary, through the private placement of equity or debt securities to repay any balance of the remaining convertible debt due September 30, 2004. Notwithstanding that such convertible debt matures on September 30, 2004, if before the convertible debt would be repaid the market price of the Company Common Stock is at least $0.75 per share for 20 consecutive trading days, then the Company may cause the mandatory conversion of such debt into shares of Company common stock at a conversion price of $0.25 per share. In terms of the Company's long-term convertible debt, as of December 31, 2003, the approximate principle balance of $3,600,000 and $819,000, matures on June 30, 2006 and September 30, 2007, respectively. If before this convertible debt would be repaid the market price of the Company common stock is at least $0.75 per share for 20 consecutive trading days, then the Company may also cause the mandatory conversion of such debt into shares of Company common stock at a conversion price of $0.25 per share.

      The Company's objective also is to establish collaborative relationships with one or more pharmaceutical or biotechnological companies that could result in the generation of licensing, milestone and royalty payments to the Company. The Company is, therefore, seeking out-licensing or co-development arrangements of its intellectual property that will generate recurring revenue and cash flow. As of the date hereof, the Company has not entered into any agreement with a pharmaceutical or biotechnological company, or any such out-licensing arrangements. In general, we have a history of operating losses and have not generated any revenue. As of December 31, 2003, we had an accumulated deficit of approximately $8,700,000. Over the next several years, we expect to incur substantial additional expenses as we continue to identify and, develop potential products and invest in research. Since we or potential collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain.

      During 2004, the Company's development goal is to produce, or have produced, a series of human or humanized antibody-based products through collaborations with other biotechnology companies. The Company has identified several biotechnology companies that can develop and manufacture such antibodies for the Company, although no such development arrangements have been entered into by the Company. Management believes that the availability of this technology will make it possible to produce safer and more standardized antibodies for commencement of human clinical trials, under FDA guidelines, in the United States.

      The Company has no expected purchases or sales of significant equipment and there are no expected significant changes in the number of employees of the Company.

RESULTS OF OPERATIONS - Years ended December 31, 2003 and 2002.

      The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

LIQUIDITY AND CAPITAL RESOURCES.

      To date, we have financed our operations through private placements of equity and convertible debt securities. The Company had $2,044,591 in cash and cash equivalents as of December 31, 2003 and had issued and outstanding 43,088,365 shares of its Common Stock.

FISCAL 2003 COMPARED TO FISCAL 2002.

      For the year ended December 31, 2003, the Company realized a net loss of $2,108,440 compared to a net loss of $1,524,535 for the year ended December 31, 2002. The Company had increases in expenses over the year ended December 31, 2002, consisting primarily of the following: increased research and development expenses in the amount of $174,555, increased directors' fees of $56,700, increased administrative salaries and benefits of $156,102, increased interest expense in the amount of $265,453 related to the Company's convertible subordinated debt and subordinated convertible pay-in-kind notes, increased depreciation and amortization in the amount of $25,724, increased rent of $83,301, increased general and administrative expenses in the amount of $15,025, net of decreased interest income of $9,764, decreased professional fees of $242,410 and decreased office expenses in the amount of $2,262.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no disagreements with the Company's accountants, Williams & Webster P.C., on accounting and financial disclosures during the Company's two most recent fiscal years, i.e. January 1, 2002, through December 31, 2003, and through the date hereof.

ITEM 8A.  CONTROLS AND PROCEDURES

      In accordance with Item 307 of Regulation S-B promulgated under the Securities Act of 1933, as amended, as of December 31, 2003, the Chief Executive Officer and Chief Financial Officer of the Company (the "Certifying Officers") have conducted evaluations of the Company's disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Company's disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective in causing information to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and communicated to management of the Company to allow timely decisions regarding the Company's public disclosures. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers executed an Officer's Certification included in this Annual Report on Form 10-KSB.

                                    PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The following table sets forth the names and nature of all positions and offices held by all directors and executive officers of the Company as of February 27, 2004, and the period or periods during which each such director or executive officer served in his or her respective positions.

              NAME                  AGE       POSITION HELD                                       DIRECTOR SINCE
Simon Skurkovich, M.D.              81        Chairman Emeritus, Director, and                    November, 1985
                                                  Director of Research and
                                                  Development (4)
Edmond F. Buccellato                59        Chairman of the Board, President and Chief          November, 1995
                                              Executive Officer, Director (3)
Thomas J. Pernice                   42        Treasurer and Secretary, Director (2)(4)            April, 2001
William M. Finkelstein              43        Chief Financial Officer (non-director)              April, 2001
Lawrence Loomis                     61        Director (2)(3)                                     December, 1986
Boris Skurkovich, M.D.              49        Director (2)(4)                                     December, 1986
Alexander L. Cappello               48        Director (1)(3)                                     April, 2000
John M. Bendheim                    50        Director (1)(4)                                     June, 2000
Richard P. Kiphart                  62        Director (1)(2)(3)                                  June, 2002
Joseph A. Bellanti, M.D.            69        Director (4)                                        October, 2003

---------------------
(1)      Member of the Audit Committee of the Board of Directors.
(2)      Member of the Compensation Committee of the Board of Directors.
(3)      Member of the Executive Committee of the Board of Directors.
(4)      Member of the Nominating Committee of the Board of Directors.

TERM OF OFFICE

      Each director serves for a term of one year or until his successor is duly elected once qualified. The Company's officers are appointed by the Board of Directors and hold office at the discretion of the Board.

BIOGRAPHICAL DESCRIPTIONS OF DIRECTORS AND OFFICERS

      Joseph A. Bellanti, M.D. - Since October 2003, Dr. Bellanti has served as a member of the Board of Directors. Dr. Bellanti joined the faculty of Georgetown University School of Medicine in 1963, and continued to serve on that faculty where he is currently Professor of Pediatrics and Microbiology-Immunology and Director of the International Center for interdisciplinary Studies of Immunology at Georgetown University Medical Center. In addition to teaching medical students and residents, as well as his continuing direct patient care of children and adults exhibiting the full spectrum of allergic and immunologic disorders, Dr. Bellanti has been actively engaged in research dealing with antimicrobial immunity and immunologically-mediated diseases and has published more than 400 scientific articles and abstracts. He is editor of the well-known textbook "Immunology," published by W.B. Saunders Co. He was editor in chief of "Pediatric Research" from 1974 to 1984 and editor of "Annals of Allergy" from 1982 to 1989. For his achievements in allergy and immunology, Dr. Bellanti has received numerous awards, including two from the American College of Allergy and Immunology; the Humanitarian Award for "excellence and service and teaching of clinical immunology" in 1974, and the Distinguished Fellow Award in 1981. Dr. Bellanti was President of the Society for Pediatric Research (1980), President of INTERASMA (1987-90), President of the American College of Allergy and Immunology

(1991-92), President of the Association of Medical Laboratory Immunologists (1974-84); Editor of "Annals of Allergy" (1980-89). He is the recipient of many national and international honors, most recently receiving the Honoris Causa from the University of Palermo, Italy (1992). He received his M.D. degree from the University of Buffalo, trained in immunology at the University of Florida School of Medicine and continued his studies as a research virologist at Walter Reed Army Institute of Research, Washington D.C.

      John M. Bendheim - Since June 2000, Mr. Bendheim has served as a member of the Board of Directors. Mr. Bendheim is Chairman of the Cedars-Sinai Medical Center Board of Governors in Los Angeles, California. During the past five years, he has served as President of Bendheim Enterprises, Inc., a real estate investment holding company. He received his B.S. degree in Business Administration in 1975 and his M.B.A. in 1976 from the University of Southern California.

      Edmond F. Buccellato - Since October, 2002, Mr. Buccellato has served as Chairman of the Board, and since April 2001, he has served as President and Chief Executive Officer. Mr. Buccellato served as President and Chief Operating Officer of the Company from September 1, 2000 to December 12, 2000, and he served as Chief Executive Officer from 1995 to August 31, 2000. He has served as a member of the Board of Directors since 1995. He was co-founder, member of the Board of Directors and Vice President of Finance of Phase Medical, Inc., an infusion therapy company sold to Becton Dickinson in 1994. He was also co-founder, member of the Board of Directors and Vice President of Finance of Synergistic Systems, Inc., a company that became the largest medical billing company in the western United States. He is also co-founder and member of the Board of Directors of Polymer Safety, LLC, a manufacturer of synthetic medical and industrial examination gloves and co-founder and member of the Board of Directors of Physicians' Choice LLC, a medical billing company. He is a shareholder of Buccellato & Finkelstein, a public accountancy firm. Mr. Buccellato received his undergraduate degree from California State University at San Diego, and his graduate degree from the University of Southern California.

      Alexander L. Cappello - Since May 2000, Mr. Cappello has served as a member of the Board of Directors. Mr. Cappello also served as Chairman of the Board from April 2001, through October, 2002. Mr. Cappello is Chairman and Chief Executive Officer of Cappello Group, Inc., a merchant banking firm specializing in principal transactions, corporate finance, institutional equity placements for public companies, project finance and merger and acquisitions services. [Mr. Cappello has managed Cappello Group, Inc. and its predecessor firms since 1975]. He also serves as Chairman of the International Board of the Young Presidents' Organization for 2003-2004. Currently, he is a Member of the Board of Directors of the following: Cappello Group, Inc., RAND Corporation (Center for Middle East Public Policy), CytRx Corporation (NASDAQ), Independent Colleges of Southern California (ICSC), USC Marshall School of Business, Greif Center for Entrepreneurial Studies, USC Advancement Council, Trustee Friends of Florence (Florence Italy), and Chairman Emeritus of Catholic Big Brothers of Los Angeles. He received his B.S. Degree in Finance (Order of the Palm) from the University of Southern California in 1977.

      Formerly, Mr. Cappello was a Member of the Board of Directors of the following: Koo Koo Roo, Inc. (NASDAQ), Arcus Data Security, Inc. (NASDAQ), Maritime Bank of California (OTC), Executive Publications, Inc., and The Joffrey Foundation.

      Richard P. Kiphart - Since June, 2002, Mr. Kiphart has served as a member of the Board of Directors. He currently serves as Chairman of the Board of Concord EFS Inc. and a member of the Board of Directors of Photo Control Inc. Mr. Kiphart is the Head of Corporate Finance for the Investment Firm of William Blair & Company, L.L.C. Mr. Kiphart has been with William Blair for over 36 years. Mr. Kiphart received his B.A. from Dartmouth College and his M.B.A. from Harvard Business School.

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

      Thomas J. Pernice - Since April 2001, Mr. Pernice has served as the Treasurer and Secretary of the Company and as a member of the Board of Directors. Mr. Pernice is President of Modena Holding Corporation, a financial consulting services company, and most recently was also a managing director of Cappello Group, Inc., a merchant banking firm, from January, 1999 to July, 2002.

Prior to joining the Cappello Group, Mr. Pernice served as a senior corporate executive in government and industry for more than 17 years. Most recently, he was Vice President, Public Affairs and a corporate officer for Dole Food Co. Inc. (NYSE:DOL), reporting to the chairman and CEO, David H. Murdock. He also served in similar capacities for the conglomerate of publicly and privately held business interests of Murdock, including the Castle & Cooke Inc. real estate company, formerly (NYSE:CCS), now privately held. Prior to joining Dole Food Co., Mr. Pernice served in the White House for more than seven years in various capacities for the Reagan and Bush administrations. Mr. Pernice earned a bachelor of arts degree from the University of Southern California in 1984.

      Boris Skurkovich, M.D. - Since 1986, Dr. Skurkovich has served as a member of the Board of Directors, and from that same date until December 2000, he was a Vice President of the Company. He completed a clinical and research fellowship at the Maxwell Finland Laboratory for Infectious Diseases, Boston City Hospital, Boston, Massachusetts, and presently is, and has been during the past five years, a professor at Brown University Medical School. He has collaborated with his father, Simon Skurkovich, on the development of the Company's treatment of autoimmune diseases. Dr. Skurkovich received his M.D. from the Moscow State Medical Institute.

      Simon Skurkovich, M.D. - Dr. Skurkovich is the founder of Advanced Biotheraphy, Inc., and presently serves as its Director of Research and Development. From 1985 until September 2000, Dr. Skurkovich served as Chairman of the Board of the Company. He is the creator of immune preparations from human blood against antibiotic resistant bacteria that saved thousands of lives in the Soviet Union and Eastern Europe. In Russia, he was professor and Chief of the Immunology Laboratory of the Institute of Hematology and Blood Transfusion and was awarded gold and silver medals for his scientific discoveries. His laboratory was also awarded the nation's highest honor, the Lenin Prize, for his patented work. Dr. Skurkovich received an M.D., Ph.D. and a Doctorate in Medical Sciences (D.Sc.) from Pirogov State Medical Institute in Moscow. He has written more than 240 articles for scientific publications. In 1974, he published in the journal Nature a new explanation for the pathogenesis and treatment of autoimmune diseases, which has been the basis for successful clinical trials and is now well accepted around the world.

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

FAMILY RELATIONSHIPS

      The only known family relationship between any directors is Simon Skurkovich, father to Boris Skurkovich.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      A Form 5 and a Form 4 were filed by Lawrence Loomis regarding the grant of stock options, which transactions otherwise were not timely reported.

CODE OF ETHICS

      The Company has adopted a Code of Ethics that applies to its chief executive officer, chief financial officer and all other executive officers. You may request a copy of the Company's Code of Ethics by sending a request to Advanced Biotherapy, Inc., 6355 Topanga Canyon Boulevard, Suite 510, Woodland Hills, California 91367, Attention: Secretary (include your return address), or by email to www.advancedbiotherapy.com.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth the compensation paid by the Company since January 1, 2001 through December 31, 2003, for the Chief Executive Officer of the Company and the Company's other executive officers who were compensated during the year ended December 31, 2003 (the "Named Executive Officers"):

                                           Summary Compensation Table

                                                        Other     Restricted    Securities
                                    Salary  Bonus       Annual      Stock       Underlying    LTIP     All Other
Name and Principal Position  Year     ($)    ($)     Compensation  Award(s)    Options/SARs Payouts   Compensation
                                                         ($)         ($)          (#)         ($)         ($)
Edmond F. Buccellato.......  2003  $180,000   $0       $10,500       $0        1,530,000       $0         $0
Chief Executive Officer      2002  $154,500   $0       $ 3,800       $0           20,000       $0         $0
(1)(3)(4)(5)(8)              2001  $ 84,000   $0       $ 2,150       $0           10,000       $0         $0

Paul J. Marangos...........  2001  $ 35,000   $0       $10,000       $0          100,000       $0         $0
Chief Executive Officer
(2)(7)
                             2003  $180,000   $0       $10,500       $0          480,000       $0         $0
Simon Skurkovich...........  2002  $131,500   $0       $ 3,800       $0           20,000       $0         $0
Chairman Emeritus,           2001  $ 60,000   $0       $ 2,150       $0           10,000       $0         $0
Director of Research &
Development (3)(4)(6)(8)

------------------------------------

(1) Mr. Buccellato was the Chief Executive Officer of the Company prior to the hiring of Dr. Marangos. Since April, 2001, Mr. Buccellato has served as President and Chief Executive Officer of the Company.
(2) In April, 2001, Dr. Marangos resigned as an officer and employee of the Company.
(3) During January, 2004, the Company granted stock options to purchase 30,000 shares of the Company's Common Stock at $0.42 per share to each director for services rendered during the year ended December 31, 2003. For the 2003 fiscal year, the estimated fair value of such options was accrued at $10,500 per director using the Black Scholes option price method.
(4) Effective December 31, 2002, the Company granted stock options to purchase 20,000 shares of the Company's Common Stock at $0.21 per share to each director for services rendered during the year ended December 31, 2002. The fair value of the stock options was estimated at $3,800 per director using the Black Scholes option price method.
(5) During March, 2003, the Company granted Mr. Buccellato options to purchase 1,500,000 shares at an exercise price of $0.16 per share , which options vest in three equal annual installments commencing February 7, 2004. These options were granted in part to replace the amount of stock bonus plan shares which the Company repurchased from Mr. Buccellato in February 2003 in order to enable the Company to comply with the Sarbanes-Oxley Act, which prohibits the extension of credit in the form of a loan by the Company to any executive officer in connection with the sale of shares to such officer. The options expire in February 2010, and cease to vest upon complete termination of his services as a director, officer, employee or consultant of the Company. Since no portion of these options vested in 2003, the Company's auditors did not accrue any value to such options for fiscal year 2003.
(6) During March, 2003, the Company granted to Dr. Skurkovich options to purchase 450,000 shares at an exercise price of $0.16 per share, which options vest in three equal annual installments commencing February 7, 2004. The options expire in February 2010, and cease to vest upon complete termination of his services as a director, officer, employee or consultant of the Company. Since no portion of these options vested in 2003, the Company's auditors did not accrue any value to such options for fiscal year 2003.
(7) During May, 2001, the Company issued to Dr. Marangos warrants to purchase 100,000 shares of the Company's Common Stock at $0.25 per share for his service on the Board of Directors. The warrants expire in May, 2005. The fair value of the warrants was estimated at $7,800 using the Black Scholes option price method.
(8) During the first six months of 2002, Edmond Buccellato and Simon Skurkovich, M.D. were compensated as contract consultants at the annual rate of $120,000 and $80,000, respectively, and effective July 1, 2002, their salaries were set at $180,000, respectively.

      During fiscal year 2003, William M. Finkelstein did not receive any compensation directly from the Company, although the Company paid to Buccellato & Finkelstein, Inc., the sum of $24,000 for accounting services and tax preparation. Mr. Finkelstein and Mr. Buccellato are shareholders of Buccellato & Finkelstein, Inc.

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

      The stockholders approved the OEI Plan at the Company's Annual Stockholders Meeting on December 13, 2001. The purpose of the OEI Plan is to promote the long-term success of the Company and the creation of stockholder value by (a) encouraging employees, outside directors and consultants to focus on critical long-term objectives, (b) encouraging the attraction and retention of employees, outside directors and consultants with exceptional qualifications and (c) linking employees, outside directors and consultants directly to stockholder interests through increased stock ownership. The OEI Plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, incentive and nonstatutory stock options and stock appreciation rights. The OEI Plan will be administered by the Board of Directors unless and until the Board delegates administration to a committee.

OPTION/SAR GRANTS TO EXECUTIVE OFFICERS

      The Named Executive Officers received grants of stock options (not in tandem with stock appreciation rights ("SARs"), or freestanding SARs) during the year ended December 31, 2003 as set forth in the chart below captioned "OPTION/SAR GRANTS IN LAST FISCAL YEAR (2003)."

      None of the Named Executive Officers exercised any options or SARs during the 2003 fiscal year.

      The information concerning individual grants of stock options (whether or not in tandem with SARs) and freestanding SARs, including options and SARs that subsequently have been transferred) made during the fiscal year ended December 31, 2003, to each of the Named Executive Officers is provided in tabular format below:

                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR (2003)
                                                (Individual Grants)

-------------------------------------------------------------------------------------------------------------
                            Number of Securities   Percent of Total
                                 Underlying          Options/SARs       Exercise of
                                Options/SARs          Granted To        Base Price          Expiration
           Name                   Granted            Employees in         ($/Sh)               Date
                                    (#)              Fiscal Year
-------------------------------------------------------------------------------------------------------------
Edmond F. Buccellato               20,000(1)                               $0.25         December 31, 2011
                                   30,000(2)                               $0.42         December 31, 2012
                                1,500,000(3)            71.4%              $0.16           February 6, 2010
-------------------------------------------------------------------------------------------------------------
Simon Skurkovich, M.D.             20,000(1)                               $0.25         December 31, 2011
                                   30,000(2)                               $0.42         December 31, 2012
                                  450,000(3)            21.4%              $0.16           February 6, 2010
-------------------------------------------------------------------------------------------------------------

(1) Options to purchase 20,000 shares of Common Stock at $0.21 per share were granted as of January 1, 2003 to all directors for services rendered during fiscal year 2002.
(2) During January 2004, options to purchase 30,000 shares of Common Stock at $0.42 per share were granted to all directors for services rendered during fiscal year 2003, and the fair value of such options were accrued by the Company's auditors for the 2003 fiscal year.
(3) During the quarter ended March 31, 2003, the Company granted options to Mr. Buccellato and Dr. Simon Skurkovich at an exercise price of $0.16 per share under the Company's OEI Plan. See Footnotes 5 and 6 to the Summary Compensation Table above for further information about these options.

                            AGGREGATED OPTIONS/SAR EXERCISES IN 2003 FISCAL YEAR
                                 OPTION/SAR VALUES AS OF DECEMBER 31, 2003



                                                                                         Value of Unexercised
                                                           Number of Unexercised             In-The-Money
                                                           Securities Underlying        Options/SARs At FY-End
                                                         Options/SARs at FY-End(#)               ($)
                            Shares          Value              Exercisable/
         Name            Acquired on    Realized ($)         Unexercisable(1)          Exercisable/Unexercisable(2)
   ----------------      Exercise (#)   -------------- ------------------------------  ---------------------------
                        --------------
Simon Skurkovich, M.D.        0              $0            300,000                     $ 96,000
                                                           623,000                     $199,360
                                                            10,000                     $  1,700
                                                            20,000                     $  4,200
                                                                          450,000                     $117,000
                                                                           30,000                     $      0

Edmond Buccellato             0              $0            105,543                     $ 33,774
                                                            50,000                     $ 18,000
                                                            50,000                     $ 11,000
                                                            10,000                     $  1,700
                                                            20,000                     $  4,200
                                                                        1,500,000                     $390,000
                                                                           30,000                     $      0
------------

(1) All options were exercisable as of December 31, 2003, except as follows:
Options granted to Dr. Skurkovich and Mr. Buccellato to purchase 450,000 and 1,500,000 shares of Common Stock, respectively, become exercisable in three equal annual installments commencing February 7, 2004; options to purchase 30,000 shares of Common Stock were approved for grant as of January 1, 2004 for services rendered during the 2003 fiscal year.
(2) Determined on the basis of the share closing price of $0.42 on December 31, 2003, as published by Commodity Systems, Inc., available through Yahoo!Finance.

      The above-described stock options were granted to officers and directors based upon, among other factors, the potential for individual contributions to the Company. In the case of Mr. Buccellato, consideration also was given to the amount of Stock Bonus Plan shares which the Company repurchased from him in order to enable the Company to comply with the Sarbanes-Oxley Act. The disinterested members of the Board of Directors determined the amount of the stock options, and the exercise price of the options, which was set at fair market value on the grant date.

COMPENSATION OF DIRECTORS

      Directors did not receive any cash compensation for serving as members of the Board of Directors for the year ended December 31, 2003. The Board members were granted stock options under the OEI Plan as described below. There are no other contractual arrangements for director compensation with any member of the Board of Directors.

      During March, 2003, the Company granted stock options to purchase an aggregate 3,950,000 shares of Common Stock at an exercise price of $0.16 per share to the following directors and officers under the OEI Plan, which options vest in three equal annual installments commencing February 7, 2004:


                                  Name              Shares Underlying Options
                                  ----              -------------------------
                    John M. Bendheim                           350,000
                    Edmond F. Buccellato                     1,500,000
                    Lawrence Loomis                          1,200,000
                    Boris Skurkovich, M.D.                     450,000
                    Simon Skurkovich, M.D.                     450,000

      These stock options were granted to officers, directors and consultants based upon, among other factors, the potential for individual contribution to the Company. In the case of Mr. Buccellato, Mr. Loomis and Dr. Boris Skurkovich, consideration also was given to the amount of stock bonus plan shares which the Company repurchased from each such individual in order to enable the Company to comply with the Sarbanes-Oxley Act. The disinterested members of the Board of Directors determined the amount of the stock options and the exercise price of the options, which was set at fair market value on the grant date.

      The Board approved the grant of warrants to purchase 100,000 shares of Common Stock at an exercise price of $0.34 per share to Joseph A. Bellanti, M.D. in connection with his appointment to the Board in October, 2003. Dr. Bellanti assigned such stock warrants to the ICare Foundation, a non-profit research and educational organization.

      Effective December 31, 2003, the Board approved the grant to each director of stock options to purchase 30,000 shares of Common Stock at an exercise price of $0.42 per share for Board services rendered during the year ended December 31, 2003. Director Joseph A. Bellanti, M.D. assigned his stock options to the ICare Foundation, a non-profit research and educational organization.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information as of December 31, 2003
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                      Number of securities
                                                                                                    remaining available for
                                                Number of securities                                 future issuance under
                                                  to be issued upon     Weighted-average exercise     equity compensation
                                                     exercise of           price of outstanding         plans (excluding
                                                outstanding options,      options, warrants and     securities reflected in
                                                 warrants and rights              rights                   column (a)
-----------------------------------------------------------------------------------------------------------------------------
                                                         (a)                       (b)                        (c)
-----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
security holders                                     4,720,000(1)                 $0.17                    30,000(1)
-----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by
security holders(2)                                     - 0 -                                             2,403,789(3)
-----------------------------------------------------------------------------------------------------------------------------

(1) This figure excludes stock options granted by the Company during January, 2004, to each director, to purchase 30,000 shares of the Company's Common Stock at $0.42 per share (aggregate 270,000 shares) for directorship services rendered during the year ended December 31, 2003, and for which the fair value of such options was accrued for the 2003 fiscal year.
(2) Stock Bonus Plan
(3) This figure includes 1,603,787 shares of the Company's Common Stock repurchased by the Company as of February 26, 2003, from an officer and two directors, in satisfaction of outstanding notes receivable, issued by the three individuals in consideration for shares issued to them under the Stock Bonus Plan on January 11, 2000. Such notes were due and payable on December 31, 2002, and could not be extended under provisions of federal legislation known as the Sarbanes-Oxley Act of 2002. These shares are now available for future issuance under the Stock Bonus Plan.

EQUITY COMPENSATION AND LONG-TERM INCENTIVE PLAN AWARDS

      The Company adopted a Stock Bonus Plan ("Stock Bonus Plan") in January 2000 and reserved 10,000,000 shares of Common Stock to be issued thereunder, of which 7,596,211 shares have been granted and issued as of December 31, 2003. In December 2000, the Board of Directors approved the Company's 2000 Omnibus Equity Incentive Plan ("OEI Plan") and reserved 4,000,000 shares of Common Stock to be issued thereunder to employees, consultants and directors, subject to annual increases equal to the lesser of 2.5% of the then outstanding shares of Common Stock or 250,000 shares. As of December 31, 2003, no shares have been granted under the OEI Plan. As of December 31, 2003, options to purchase approximately 4,720,000 shares have been granted or approved for grant under the OEI.

      Prior to January, 2001, the Company granted other stock options and warrants to purchase Company Common Stock which were not granted pursuant to any equity compensation plan. In addition, as of February 7, 2003, the Company granted warrants to purchase shares of Common Stock at an exercise price of $0.16 per share to each of the following consultants:

                      Dr. Seji Haba                   50,000 shares
                      Joseph Tartel                   50,000 shares

      Subject to the terms applicable to such grants, the foregoing warrants become exercisable in three equal installments commencing on February 7, 2004, and expire seven years from the grant date. The warrants cease to vest upon complete termination of the recipient's services as a consultant, employee, officer or director of the Company.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the Common Stock ownership, including options to purchase stock, of each person known by the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each director individually and all officers and directors of the Company as a group as of February 27, 2004. Each person has sole voting and investment power with respect to the shares of Common Stock shown, unless otherwise noted, and all ownership is of record and beneficial. As of February 27, 2004, the Company had 43,088,365 shares of Common Stock outstanding.

                                                         Number of Shares
Name and Address of Owner                               Beneficially Owned             Percentage of Total
Richard P. Kiphart                                         17,173,940(1)                      26.09%
222 W. Adams St.
Chicago, IL 60606

Boris Skurkovich, M.D.                                     6,440,599(2)                        9.78%
18 Blaisdell Ave.
Pawtucket, RI 01860

Leonard Millstein and                                      3,166,600(3)                        4.81%
Ellen Millstein
1677 Calle Alta
La Jolla, CA 92037




Simon Skurkovich, M.D.                                     2,601,770(4)                        3.95%
802 Rollins Avenue
Rockville, MD 20852

Alexander L. Cappello                                      2,105,196(5)                        3.19%
100 Wilshire Boulevard
Suite 1200
Santa Monica, CA 90401

Edmond F. Buccellato                                       1,820,408(6)                        2.76%
6355 Topanga Canyon
   Boulevard, Suite 510
Woodland Hills, CA 91367

Lawrence Loomis                                            1,584,053(8)                        2.40%
9110 Red Branch Road
Columbia, MD 21045

Thomas J. Pernice                                          1,368,599(7)                        2.06%
837 Chautauqua Blvd.
Pacific Palisades, CA 90272

John M. Bendheim                                            415,510(9)                          *
361 N. Canon Drive
Beverly Hills, CA 90210

Joseph A. Bellanti, M.D.                                     - 0 -                              *
6007 Corewood Lane
Bethesda MD 20816

All officers and directors as a group (10)                  33,934,901                       51.51%


-----------------------------------------

(1) Shares held in the name of Richard P. Kiphart include the right to acquire 2,400,468 shares, upon the conversion of $600,117 principal amount of the Company's 2002 Subordinated Convertible Pay-In-Kind Notes due September 30, 2004 ("2002 Convertible Notes Due 2004") and the right to acquire 10,653,124 shares, upon the conversion of $2,964,298 principal amount of the Company's 2002 Subordinated Convertible Pay-In-Kind Notes Due June 1, 2006 ("2002 Convertible Notes Due 2006"), the right to acquire 2,866,280 shares upon the conversion of $716,570 principal amount of the Company's 2003 Convertible Pay-In-Kind Notes Due September 30, 2007, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, and options to purchase up to 30,000 shares of Common stock at an exercise price of $0.42 per share.

(2) Shares held in the name of Boris Skurkovich include shares held in his name (1,404,829), and shares held in the name of Carol Marjorie Dorros (1,935,000), and Samuel Aaron Skurkovich (2,880,770), options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares at an exercise price of $0.42 per share, and options to purchase 160,000 shares at $0.16 per share.

(3) Includes shares held in Leonard Millstein's name (415,100), shares held in Ellen Millstein's name (2,273,250) shares held in the name of William Millstein (448,250 shares), options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, and options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share.

(4) Shares held in the name of Simon Skurkovich include options to purchase up to 300,000 shares of Common Stock at an exercise price of $0.10 per share, options to purchase up to 623,000 shares of Common Stock at an exercise price of $0.10 per share, options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares of Company Common Stock at an exercise price of $0.42 per share, and options to purchase up to 150,000 shares at an exercise price of $0.16 per share. Simon Skurkovich is the father of Boris Skurkovich and Ellen Millstein but disclaims beneficial ownership of the shares attributed to both of them and disclaims that the three of them are part of a "group" for SEC purposes.

(5) Shares held in the name of Alexander L. Cappello include warrants held in his name to purchase 100,000 shares of Common Stock at an exercise price of $0.25 per share, warrants assigned by Cappello Capital Corp. ("CCC") to the Alexander L. and Linda Cappello Family Trust ("Family Trust") to purchase
1,598,216 shares of Common Stock at an exercise price of $0.15 per share, options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, and options to purchase up to 30,000 shares of Common Stock at an exercise price of $0.42 per share. Also includes the right of the Family Trust to acquire 139,284 shares of Common Stock upon conversion of Company's Convertible Subordinated Debt due September 30, 2004 ("Convertible Debt"), and the right to acquire 207,696 shares of Common Stock upon exercise of an option to purchase up to $51,924 principal amount of Convertible Debt at par and the conversion of such Convertible Debt, which option CCC assigned to the Family Trust.

(6) Shares held in the name of Edmond F. Buccellato comprise shares held in the names of Edmond F. and Leana J. Buccellato Living Trust (813,719 shares), the Buccellato Living Trust (17,000 shares), and Buccellato & Finkelstein, Inc. (88,334). Includes options to purchase up to 105,543 shares of Common Stock at an exercise price of $0.10 per share, options to purchase up to 50,000 shares of Common Stock at an exercise price of $0.10 per share, options to purchase up to

50,000 shares of Common Stock at an exercise price of $0.20 per share, options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares of Common Stock at an exercise price of $0.42 per share, options to purchase up to 500,000 shares of Common Stock at an exercise price of $0.16 per share, and the right to acquire 135,812 shares of Common Stock upon the conversion of $33,953 principal amount of the Company's 2002 Convertible Notes Due 2004.

(7) Shares held in the name of Thomas J. Pernice include warrants to purchase 100,000 shares of Common Stock at an exercise price of $0.25 per share, warrants assigned by CCC to purchase 1,042,443 shares of Common Stock at an exercise price of $0.15 per share, options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, and options to purchase up to 30,000 shares of Common Stock at an exercise price of $0.42. Also, includes the right to acquire 166,156 shares of Common Stock upon exercise of an option to purchase up to $41,539 principal amount of Convertible Debt at par and the conversion of such Convertible Debt, which option CCC assigned to him.

(8) Includes shares held in the names of Lawrence Loomis (924,053 shares) and New Horizons Diagnostics, Inc. (200,000 shares), options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares of Common Stock at an exercise price of $0.42 per share, and options to purchase up to 400,000 shares of Common Stock at an exercise price of $0.16 per share.

(9) Shares held in the name of John M. Bendheim comprise warrants to purchase 100,000 shares of Common Stock at an exercise price of $0.25 per share, and the right to acquire 138,844 shares of Common Stock upon conversion of $34,711 principal amount of Convertible Debt held by a trust for the benefit of his minor child, options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares of Common Stock at an exercise price of $0.42, and options to purchase up to 116,666 shares of Common Stock at an exercise price of $0.16 per share.

(10) Includes 2,940,659 shares of Common Stock underlying warrants, 2,925,209 shares of Common Stock underlying options and 16,704,664 shares of Common Stock underlying Convertible Debt.

*Represents less than 1% of the outstanding Shares of Common Stock.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Effective as of September 1, 2003, the then directors of the Company entered into a written agreement whereby each director agrees not to sell any securities of the Company, including common stock, until August 31, 2004, unless prior thereto the share price of the Company common stock for at least 14 consecutive trading days shall have been at least $1.50 per share.

      The Company is currently indebted to Simon Skurkovich, M.D., the Company's Chairman Emeritus of the Board of Directors, and Director of Research and Development, in the amount of $127,631.

      During fiscal year 2003, the Company paid $32,238 to Boris Skurkovich, M.D. for consulting services and reimbursement for out-of-pocket expenses. The Company paid $247,150 to New Horizons Diagnostics, Inc. ("New Horizons"), of which Director Lawrence Loomis is the majority shareholder, for production of monoclonal antibodies, and the Company also paid New Horizons an aggregate $74,900 in rent, payable at approximately $6,240 monthly, for the use of approximately 3,500 square feet of commercial building space. Mr. Loomis has personally guaranteed the repayment by the Company of approximately $500,000 principal amount of Convertible Pay-In-Kind Notes held by Director Richard P. Kiphart.

      During fiscal year 2003, the Company paid an aggregate $8,400 in rent, payable $700 monthly, for the use of office space from Buccellato & Finkelstein, Inc., of which Edmond F. Buccellato is a shareholder. During fiscal year 2003, the Company paid to Buccellato & Finkelstein, Inc., the sum of $24,000 for
accounting services and tax preparation and approximately $15,600 in resimbursements for medical and dental insurance for company employees.

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

      As of March 24, 2004, John M. Bendheim, Edmond F. Buccellato, Alexander L. Cappello and Richard P. Kiphart elected to convert into Company Common Stock all, or a portion of, their Company Convertible Debt or Convertible Notes, upon which the Company was indebted to such individuals as of such date. Director Richard P. Kiphart holds certain other Convertible Notes upon which the Company is indebted to such individual.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER        DESCRIPTION

2.1 Agreement of Merger dated as of July 14, 2000, between the Registrant, a Delaware corporation, and Advanced Biotherapy Concepts, Inc., a Nevada corporation. Filed as Appendix A to Registrant's Proxy Statement dated July 14, 2000, and incorporated herein by reference.

2.2 Certificate of Incorporation of Registrant. Filed as an exhibit to Registrant's 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference.

2.3 Bylaws of Registrant. Filed as an exhibit to Registrant's 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference.

2.4 Certificate of Amendment of Certificate of Incorporation of Registrant filed December 26, 2002, in the office of the Delaware Secretary of State.

4.1 Form of Registrant's Common Stock Certificate. Filed as an exhibit to Registrant's Form 10-QSB filed on June 10, 1999, and incorporated herein by reference.

4.2 Form of 2002 Subordinated Convertible Pay-In-Kind Note due June 1, 2006, dated November 14, 2002.

10.1 Form of Stock Bonus Plan. Filed as an exhibit to Registrant's Form 10-KSB for the fiscal year ended December, 1999. Filed as an exhibit to Registrant's Form 10-KSB for the fiscal year ended December, 1999.

10.2 Form of Common Stock Purchase Warrant in favor of Cappello Capital Corporation. Filed as an exhibit to Registrant's Form 10-QSB for the quarter ended March 31, 2000, and incorporated herein by reference.

10.3 Form of 2000 Omnibus Equity Incentive Plan. Filed as an exhibit to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10.4 Form of Option Agreement. Filed as an exhibit to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10.5 Form of 10% Convertible Subordinated Debt Instrument. Filed as an exhibit to Registrant's Form 10-QSB for the quarter ended June 30, 2000, and incorporated herein by reference.

10.6 Form of Convertible Subordinated Debt Purchase Agreement. Filed as an exhibit to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10.7 Form of Investor Rights Agreement. Filed as an exhibit to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10.8 Form of 2002 Subordinated Convertible Pay-In-Kind Note due September 30, 2004. Filed as an exhibit to Registrant's Form 10-QSB for the quarter ended March 31, 2002, and incorporated herein by reference.

10.9 Form of Investor Rights Agreement dated as of April 15, 2002. Filed as an exhibit to Registrant's Form 10-QSB for the quarter ended March 31, 2002, and incorporated herein by reference.

10.10 Form of 2002 Subordinated Convertible Pay-In-Kind Note due June 1, 2006. Filed as an exhibit to Registrant's Form 10-QSB for the quarter ended September 30, 2002, and incorporated herein by reference.

10.11 Form of Investor Rights Agreement dated as of June 1, 2002. Filed as an exhibit to Registrant's Form 10-QSB/A for the quarter ended June 30, 2002, and incorporated by reference herein.

10.12 Form of Integrated Project Service Agreement for Pilot Formulation and Filling Area dated March 31, 2003. Filed on January 30, 2004, as Exhibit
      10.12 to the Company's Form 10-QSB/A for the period ended March 31, 2003, and incorporated by reference herein.

10.13 Form of 2003 Subordinated Convertible Pay-In-Kind Note Due 2007. Filed as an exhibit to Registrant's Form 8-K on October 28, 2004 and incorporated by reference herein.1

10.14 Form of the Investor Rights Agreement. Filed as an exhibit to Registrant's Form 8-K on October 28, 2004 and incorporated by reference herein.2

31.1  Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2  Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------

The financial statements are incorporated herein by reference and begin with Page F-1.

The following financial statements are included herein:

Independent Auditor's Report................................................F-1

Financial Statements:

     Balance Sheets: .......................................................F-2

     Statements of Operations ..............................................F-3

     Statement of Stockholders' Equity (Deficit) ...........................F-4

     Statements of Cash Flows ..............................................F-5

Notes to Financial Statements: .............................................F-6

REPORTS ON FORM 8-K

      The Registrant filed the following reports on Form 8-K during the quarter ended December 31, 2003:

      1. October 1, 2003. The Registrant reported results of its sponsored investigational clinical trial comparing two different investigational treatments known as anticytokine therapy for patients suffering from rheumatoid arthritis.

      2. October 24, 2003. The Registrant reported that Dr. Joseph A. Bellanti, Professor of Pediatrics and Microbiology-Immunology and Director of the International Center for Interdisciplinary Studies of Immunology at Georgetown University School of Medicine, has rejoined the Registrant's Board of Directors.

      3. October 28, 2003. The Registrant reported that it raised $800,000.00 through the private placement to accredited investors of 2003 Subordinated Convertible Pay-In-Kind Notes Due September 30, 2007 in the aggregate principal amount of $800,000.00 during the week of October 27, 2003, of which Director Richard P. Kiphart acquired $700,000.00 principal amount thereof.

      4. October 29, 2003. The Registrant reported beneficial effects of investigational antibodies to Interferon-Gamma in treating rheumatoid arthritis at the American College of Rheumatology 67th Annual Scientific Meeting in Orlando, Florida.

      5. October 29, 2003. The Registrant reported the inauguration of its new website at http://www.advancedbiotherapy.com.

      6.  November 21, 2003.  The  Registrant  reported  that  President and CEO
Edmond   Buccellato   has  joined  the   delegation  to  develop   international
biotechnology relationships between the United States and Taiwan.

-------------------------

(1) Exhibit 10.13 was erroneously identified as Exhibit 10.12 and is correctly identified herein.
(2) Exhibit 10.14 was erroneously identified as Exhibit 10.12 and is correctly identified herein.

      7. November 25, 1993. The Registrant reported that the Office of Orphan Products Development of the US Food and Drug Administration has granted the Company "Orphan Drug Designation" for its investigational antibodies to interferon-gamma to treat Immunologic Corneal Allograft Rejection.

      8. December 9, 2003. The Registrant reported that Edmond F. Buccellato, Chief Executive Officer and Chairman of the Board of Directors, received the "First Annual Healthcare Leadership Award" as Bioscience Leader of the Year from the San Fernando Valley Business Journal.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for audit and review were $35,800 for 2003 and $29,500 for 2002.

      (2) Audit-Related Fees. The aggregate fees billed for each of last two fiscal years for assurance and related services related to audit or review were $1,243 for 2003 for assistance with Stock Bonus Notes receivable calculations and $3,900 for 2002 for assistance with Form SB-2 filings.

      (3) Tax Fees. No fees were billed for either of the last two fiscal years for compliance, tax advice and tax planning.

      (4) There were no other fees paid to the Company's outside auditors for either of the last two fiscal years.

      (5) (i) Before the Company engaged its current auditors to render services to the Company for or relating to the 2003 fiscal year, the engagement was approved by the Company's Audit Committee.

            (ii) Disclose percentage of services described in each of Items 9(e)(2) through 9(e)(4) of Schedule 14A that were approved by the Audit Committee pursuant to paragraph (c)(7)(ii)(c) of Rule 2-01 of Regulation S-X: - 0 -%

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of March, 2004.

                                Advanced Biotherapy, Inc.
                                (Registrant)

                                By:  /s/  Edmond F. Buccellato
                                     ---------------------------
                                     President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Date                      Signature                              Title

March 25, 2004             /s/ Edmond F. Buccellato                 President and Chief Executive Officer,
                          ------------------------------------
                          Edmond F. Buccellato                      Director

March 25, 2004             /s/ William M. Finkelstein               Chief Financial Officer
                          ------------------------------------
                          William M. Finkelstein                    (Principal Financial and Accounting
                                                                    Officer)

March 25, 2004             /s/ Joseph A. Bellanti, M.D.             Director
                          ------------------------------------
                          Joseph A. Bellanti, M.D.

March 25, 2004             /s/ John M. Bendheim                     Director
                          ------------------------------------
                          John M. Bendheim

March 25, 2004             /s/ Alexander L. Cappello                Director
                          ------------------------------------
                          Alexander L. Cappello

March 29, 2004             /s/ Richard P. Kiphart                   Director
                          ------------------------------------
                          Richard P. Kiphart

March 25, 2004             /s/ Lawrence Loomis                      Director
                          ------------------------------------
                          Lawrence Loomis

March 26, 2004             /s/ Thomas J. Pernice                    Director
                          ------------------------------------
                          Thomas J. Pernice

March 25, 2004             /s/ Boris Skurkovich, M.D.               Director
                          ------------------------------------
                          Boris Skurkovich, M.D.

March 26, 2004             /s/ Simon Skurkovich, M.D.               Director
                          ------------------------------------
                          Simon Skurkovich, M.D.

ADVANCED BIOTHERAPY, INC.
(A Development Stage Enterprise)


                                December 31, 2003


                                    CONTENTS



Independent Auditor's Report.................................................F-1

Financial Statements:

Balance Sheets ..............................................................F-2

Statements of Operations.....................................................F-3

Statement of Stockholders' Equity (Deficit) .................................F-4

Statements of Cash Flows ....................................................F-5

Notes to Financial Statements ...............................................F-6

Board of Directors
Advanced Biotherapy, Inc.
Woodland Hills, CA


                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of Advanced Biotherapy, Inc. (a Delaware corporation and development stage enterprise) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity
(deficit) and cash flows for the years then ended and for the period from December 2, 1985 (inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Biotherapy, Inc. as of December 31, 2003 and 2002 and the results of its operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from December 2, 1985 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated no revenue in the past years, and has suffered recurring losses from operations resulting in an accumulated deficit of $8,701,401 at December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WILLIAMS & WEBSTER, P.S.
Certified Public Accountants
Bank of America Financial Center
W. 601 Riverside, Suite 1940
Spokane, WA 99201
(509) 838-5111
March 3, 2004

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                             December 31,    December 31,
                                                                                 2003            2002
                                                                             -----------     -----------
ASSETS

      CURRENT ASSETS
          Cash                                                               $    44,591     $    31,081
          Marketable securities                                                2,000,000       3,000,000
          Notes receivable - related party                                        46,619         246,619
          Interest receivable - related party                                     12,030          47,609
          Deposits and prepaid expenses                                           54,967          54,882
                                                                             -----------     -----------
               Total Current Assets                                            2,158,207       3,380,191
                                                                             -----------     -----------

      PROPERTY, PLANT AND EQUIPMENT, net                                         249,156          16,414
                                                                             -----------     -----------

      OTHER ASSETS
          Deferred loan origination fees, net of accumulated amortization         71,022         128,910
          Patents and patents pending, net of accumulated amortization           611,924         365,713
                                                                             -----------     -----------
               Total Other Assets                                                682,946         494,623
                                                                             -----------     -----------

TOTAL ASSETS                                                                 $ 3,090,309     $ 3,891,228
                                                                             ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      CURRENT LIABILITIES
          Accounts payable                                                   $   148,727     $   113,457
          Accounts payable - related party                                         6,713          14,174
          Accrued expenses - related party                                        94,500          63,367
          Loan payable - related party                                             4,992              --
          Current portion of convertible notes payable                         2,429,710              --
                                                                             -----------     -----------
               Total Current Liabilities                                       2,684,642         190,998
                                                                             -----------     -----------

      LONG-TERM DEBT
          Convertible notes payable, net of current portion                    4,421,276       5,604,010
          Note payable to related parties                                        127,631         127,631
                                                                             -----------     -----------
               Total Long-Term Debt                                            4,548,907       5,731,641
                                                                             -----------     -----------

      Total Liabilities                                                        7,233,549       5,922,639
                                                                             -----------     -----------

      COMMITMENTS AND CONTINGENCIES                                                   --              --
                                                                             -----------     -----------
      STOCKHOLDERS' EQUITY (DEFICIT)
          Preferred stock, par value $0.001; 20,000,000 shares
              authorized, no shares issued and outstanding                            --              --
          Common stock, par value $0.001; 200,000,000 shares
              authorized, 43,088,365 and 43,601,317 shares
              issued and outstanding, respectively                                43,087          43,600
          Additional paid-in capital                                           3,908,058       3,937,923
          Stock options and warrants                                             607,016         580,027
          Deficit accumulated during development stage                        (8,701,401)     (6,592,961)
                                                                             -----------     -----------
               Total Stockholders' Equity (Deficit)                           (4,143,240)     (2,031,411)
                                                                             -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         $ 3,090,309     $ 3,891,228
                                                                             ===========     ===========


   The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------

                                                                                   From Inception
                                                     Year Ended December 31,     (December 2, 1985)
                                                 -----------------------------         through
                                                     2003             2002        December 31, 2003
                                                 ------------     ------------   ------------------
REVENUES                                         $         --     $         --     $     89,947
                                                 ------------     ------------     ------------
OPERATING EXPENSES
      Research and development                        488,141          313,597        3,080,110
      Promotional fees                                  8,468            9,624           34,636
      Professional fees                               193,567          435,977        2,576,977
      Directors' fees                                  94,500           37,800          161,380
      Depreciation and amortization                   103,029           77,305          662,217
      Administrative salaries and benefits            254,720           98,618        1,363,198
      Insurance                                        74,335           57,787          191,096
      Shareholder relations and transfer fees          40,348           26,946          243,841
      Rent                                             83,301               --          239,417
      Travel and entertainment                         77,176           73,977          250,309
      Telephone and communications                     14,111            4,140           45,631
      Office                                            9,837           12,099           65,056
      General and administrative                       58,087           43,062          682,795
                                                 ------------     ------------     ------------
          Total Operating Expenses                  1,499,620        1,190,932        9,596,663
                                                 ------------     ------------     ------------

LOSS FROM OPERATIONS                               (1,499,620)      (1,190,932)      (9,506,716)

OTHER INCOME (EXPENSES)
      Miscellaneous income                                 --               --           22,000
      Interest and dividend income                     35,404           45,168          147,565
      Internal gain on sale of securities                  --               --          157,520
      Forgiveness of debt                                  --               --        2,047,437
      Forgiveness of payables                              --               --           45,396
      Loss on disposal of office equipment                 --               --           (2,224)
      Interest expense                               (644,224)        (378,771)      (1,612,379)
                                                 ------------     ------------     ------------
          Total Other Income (Expenses)              (608,820)        (333,603)         805,315
                                                 ------------     ------------     ------------

LOSS BEFORE INCOME TAXES                           (2,108,440)      (1,524,535)      (8,701,401)

INCOME TAXES                                               --               --               --
                                                 ------------     ------------     ------------

NET LOSS                                         $ (2,108,440)    $ (1,524,535)    $ (8,701,401)
                                                 ============     ============     ============
      BASIC AND DILUTED NET LOSS
      PER COMMON SHARE                           $      (0.05)    $      (0.04)
                                                 ============     ============
      WEIGHTED AVERAGE NUMBER OF
      BASIC AND DILUTED COMMON STOCK
      SHARES OUTSTANDING                           42,615,700       43,175,909
                                                 ============     ============


   The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                            Accumulated
                                        Common Stock           Additional       Stock         During
                                --------------------------      Paid-in      Options and    Development
                                   Shares         Amount        Capital        Warrants        Stage           Total
                                -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2001       42,303,611    $    42,303    $ 3,640,657    $   477,683    $(5,068,426)   $  (907,783)

Contribution of capital by
shareholders in form of
foregone interest                        --             --          5,635             --             --          5,635

Common stock issued in
exchange for convertible
debt at $0.25 per share           1,147,706          1,147        285,781             --             --        286,928

Stock issued for cash at
an average price of $0.04
per share from the exercise
of options                          150,000            150          5,850             --             --          6,000

Stock warrants issued in
exchange for services                    --             --             --         54,344             --         54,344

Stock options issued in
exchange for services                    --             --             --         48,000             --         48,000

Net loss for the year ended
December 31, 2002                        --             --             --             --     (1,524,535)    (1,524,535)
                                -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2002       43,601,317         43,600      3,937,923        580,027     (6,592,961)    (2,031,411)

Contribution of capital by
shareholders in form of
foregone interest                        --             --          4,230             --             --          4,230

Common stock issued in
exchange for convertible
debt at $0.25 per share             788,991            789        196,460             --             --        197,249

Stock issued for cash at
an average price of $0.01
per share from the exercise
of options                          150,000            150          1,350             --             --          1,500

Stock returned in settlement
of notes and accrued interest
receivable                       (1,603,789)        (1,604)      (238,964)            --             --       (240,568)

Stock options issued in
exchange for services                    --             --             --         34,200             --         34,200

Stock issued for cashless
exercise of warrants at
$0.00 per share                     151,846            152          7,059         (7,211)            --             --

Net loss for the year ended
  December 31, 2003                      --             --             --             --     (2,108,440)    (2,108,440)
                                -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2003       43,088,365    $    43,087    $ 3,908,058    $   607,016    $(8,701,401)   $(4,143,240)
                                ===========    ===========    ===========    ===========    ===========    ===========

Summary of required  information  regarding stock issuances can be found in Note 8.


   The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                            From Inception
                                                               Year Ended December 31,    (December 2, 1985)
                                                             ---------------------------        through
                                                                 2003           2002       December 31, 2003
                                                             ------------   ------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                              $(2,108,440)   $(1,524,535)     $(8,701,401)
     Adjustments to reconcile net loss to cash
     used in operating activities:
         Depreciation and amortization                            45,141         77,305          604,329
         Loss on disposal of equipment                                --             --            2,224
         Investment income                                            --             --         (157,520)
         Expenses paid through issuance of common stock               --             --          231,340
         Expenses paid through issuance
           of common stock warrants and options                   34,200        102,344          403,489
         Accrued interest paid by convertible debt               644,224        373,136        1,222,271
         Expenses paid through contribution
           of additional paid-in capital                           4,230          5,635           55,811
         Organization costs                                           --             --           (9,220)
         Decrease (increase) in assets:
             Marketable securities                             1,000,000     (3,000,000)      (2,000,000)
             Deposits and prepaid expenses                           (85)       (14,172)         (54,967)
             Interest receivable                                  (4,989)       (16,030)         (52,598)
             Deferred loan origination cost                       57,888       (101,895)        (157,295)
         Increase (decrease) in liabilities:
             Accounts payable                                     35,270         25,452          226,268
             Accounts and notes payable, related parties          28,664             --          156,295
             Payroll and payroll taxes payable                        --             --            8,878
                                                             -----------    -----------      -----------
                 Net cash used in operating activities          (263,897)    (4,072,760)      (8,222,096)
                                                             -----------    -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                   (239,976)       (15,270)        (303,249)
     Acquisition of patents                                     (284,117)      (127,004)        (772,219)
                                                             -----------    -----------      -----------
                 Net cash used in investing activities          (524,093)      (142,274)      (1,075,468)
                                                             -----------    -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                        1,500          6,000        2,457,254
     Internal gain on sale of securities                              --             --          157,520
     Proceeds from convertible notes                             800,000      4,203,500        6,514,000
     Proceeds from notes payable                                      --             --          388,508
     Payments on notes payable                                        --             --         (175,127)
                                                             -----------    -----------      -----------
                 Net cash provided by financing activities       801,500      4,209,500        9,342,155
                                                             -----------    -----------      -----------
     Net increase (decrease) in cash                              13,510         (5,534)          44,591

     Cash, beginning                                              31,081         36,615               --
                                                             -----------    -----------      -----------
     Cash, ending                                            $    44,591    $    31,081      $    44,591
                                                             ===========    ===========      ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Interest expense paid                                   $        --    $        --      $   339,927
                                                             ===========    ===========      ===========
     Income taxes paid                                       $        --    $        --      $        --
                                                             ===========    ===========      ===========

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued in exchange for
    professional fees and expenses                           $        --    $        --      $   340,869
Contributed expenses                                         $     4,230    $     5,635      $    55,811
Common stock issued for a loan payable                       $        --    $        --      $   213,381
Common stock issued for notes receivable                     $        --    $        --      $   246,619
Common stock returned in payment of
    notes and interest receivable                            $   240,568    $        --      $   240,568
Options issued for services                                  $    34,200    $    48,000      $   157,200
Common stock issued on cashless exercise of warrants         $     7,211    $        --      $     7,211
Warrants issued for services                                 $        --    $    54,344      $   246,289
Accrued interest paid by convertible debt                    $   644,224    $   373,136      $ 1,222,271
Common stock issued for convertible debt                     $   197,249    $   286,928      $   707,156

   The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003
--------------------------------------------------------------------------------

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

Going Concern
-------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2003, the Company incurred a net loss of $2,108,440 and had an accumulated deficit during the development stage of $8,701,401. Although the Company has sufficient funds for research and development costs and operations, it does not have a source of revenues to continue its operations, research and development costs or to service its debt at maturity beyond such funding. For the twelve-month period subsequent to December 31, 2003, the Company anticipates that its minimum operating cash requirements to continue as a going concern will be less than $2,500,000, and therefore, believes that it has adequate resources to maintain operations during that period. The future of the Company is dependent upon future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system.
Management's goal is to forge a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, future cash requirements may be met through licensing fees and royalties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003
--------------------------------------------------------------------------------

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

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the financial statements of the Company.

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

In October 2002, the Financial Accounting Standards Board issued Statement No. 147 (hereinafter "SFAS No. 147") on "Acquisitions of Certain Financial Institutions." This statement provides guidance on the accounting for the acquisition of a financial institution. This standard does not have an effect on the Company's financial statements.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------
In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 44, 4 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, SFAS No. 64, which amended SFAS No. 4, was rescinded, as it was no longer necessary. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. During the year ended December 31, 2002, the Company adopted SFAS No. 145, and as a result, has reclassified a total of $2,047,437 in debt forgiveness to other income from the previous classification as extraordinary income. The other provisions of this standard did not have an effect on the financial statements of the Company.

Accounting for Long-Lived Assets
--------------------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2003.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003
--------------------------------------------------------------------------------

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

Promotional Fees
----------------
Promotional fees are charged to operations in the year incurred. Promotional fees amounted to $8,468 and $9,624 for the years ended December 31, 2003 and 2002, respectively.

Research and Development Costs
------------------------------
Costs of research and development are expensed as incurred.

Compensated Absences
--------------------
Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. No liability has been recorded in the accompanying financial statements, because of the relative immateriality of this obligation.

Revenue Recognition
-------------------
Upon entering into license agreements with other companies, revenue will be recognized when fees are earned. Prior to 1994, revenues were recognized when fees for services related to research activities were received.

Fair Value of Financial Instruments
-----------------------------------
The  carrying  amounts for cash,  investments,  deposits  and prepaid  expenses,
receivables,   accounts  payable,   accrued   liabilities,   notes  payable  and
convertible debt approximate their fair value.

Deferred Loan Origination Fees
------------------------------
During the year ended December 31, 2000, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note
12. These loan origination fees, which totaled $19,368, net of accumulated amortization at December 31, 2003, are amortized over the life of the related debt. During the year ended December 31, 2003, the Company recorded amortization expense in the amount of $27,712 related to these fees.

During the year ended December 31, 2002, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note
12. These loan origination fees, which totaled $50,240, net of accumulated amortization at December 31, 2003, are amortized over the life of the related debt. During the year ended December 31, 2003, the Company recorded amortization expense in the amount of $30,176 related to these fees.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003
--------------------------------------------------------------------------------

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

At December 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings (loss) per share
-------------------------
Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

Diluted earnings (loss) per share is computed by dividing the net income (loss) adjusted for interest expense on convertible debt by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming conversion of the exercisable stock options (1,298,440 shares) and warrants (3,141,908 shares), and convertible debt (27,400,080 shares). Diluted net loss per share is the same as basic net loss per share as inclusion of the common stock equivalents would be antidilutive.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003
--------------------------------------------------------------------------------

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to five years. During the year ended December 31, 2003, the Company wrote off a total of $33,723 of fully depreciated assets as they had been abandoned.

The following is a summary of property, equipment and accumulated depreciation at December 31, 2003 and 2002:

                               December 31, 2003          December 31, 2002
                          -------------------------   -------------------------
                                        Accumulated                 Accumulated
                              Cost      Depreciation      Cost      Depreciation
                          -----------   -----------   -----------   -----------
Lab equipment             $    28,566   $     1,184   $    27,582   $    27,582
Office equipment               16,909        10,268        18,062        11,073
Furniture and fixtures         10,082         2,674        11,384         1,959
Filing room under
  construction                207,725            --            --            --
                          -----------   -----------   -----------   -----------
                          $   263,282   $    14,126   $    57,028   $    40,614
                          ===========   ===========   ===========   ===========

Depreciation expense for the years ended December 31, 2003 and 2002 was $7,235 and $3,744, respectively.

NOTE 4 - INVESTMENTS

Marketable Securities
---------------------
The Company's investments in equity securities that are intended to be held for a short period are classified as trading securities. These securities are recorded at fair value as current assets on the balance sheet under the caption of marketable securities. The change in fair value of those securities is included in earnings during the period presented. In the year ended December 31, 2003, there was no change in the fair market value of the securities held, however, the Company sold a portion of its securities during the year. The Company's marketable securities investment consists of auction rate preferred stock money market alternatives that roll every seven days at the then existing market interest rate. This investment is not insured, and therefore, a total of $2,000,000 was at risk on December 31, 2003. During the year ended December 31, 2003, a total of $1,700,000 was redeemed and transferred to cash with no gain or loss being recognized.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003
--------------------------------------------------------------------------------

NOTE 5 - INTANGIBLE ASSETS

Patents and Patents Pending
---------------------------
Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over seventeen years. The Company's patents relate to the treatment of autoimmune diseases.

The following is a summary of the costs of patents and patents pending:

                                               Accumulated
                                     Cost      Amortization    Net Amount
                                 -----------   -----------    -----------
    Balance, December 31, 2001   $   361,097   $   (96,604)   $   264,493
    2002 Activity                    127,005       (25,785)       101,220
                                 -----------   -----------    -----------
    Balance, December 31, 2002       488,102      (122,389)       365,713
    2003 Activity                    284,117       (37,906)       246,211
                                 -----------   -----------    -----------
    Balance, December 31, 2003   $   772,219   $  (160,295)   $   611,924
                                 ===========   ===========    ===========

NOTE 6 - RELATED PARTY TRANSACTIONS

Transactions in 2003
--------------------
On February 7, 2003, the board of directors unanimously approved the repurchase and cancellation of 1,603,789 shares of common stock from an officer and two directors to the Company in satisfaction of outstanding notes receivable and accrued interest totaling $240,568. The notes were due and payable on December 31, 2002 and could not be extended under provisions of federal legislation known as the Sarbanes-Oxley Act. These shares had been previously issued to the officer and directors under the Stock Bonus Plan on January 11, 2000.

The Company has notes receivable in the aggregate amount of $46,619 from non-officer/director shareholders of the Company in connection with a payment plan for the purchase of Company stock. The notes accrue interest at a rate of 6.5% per annum and matured on December 31, 2003. Subsequent to the date of these financial statements, the board of directors proposed the extension of these notes.

The note payable to related parties consists of a loan payable to one of the Company's directors. The note has no specific due date, is currently uncollateralized, and is non-interest bearing, however, interest is calculated at the applicable federal rate each quarter. The calculated interest of $4,230 was recorded during the year ending December 31, 2003 as interest expense and contributed capital in the accompanying financial statements because the note holder elected to forgive this interest.

The Company purchased laboratory equipment for $7,767 from a firm, which has as a shareholder, one of the directors of Advanced Biotherapy, Inc. The Company agreed to make monthly payments of $486 for a total of 18 months on the invoice for this equipment. The balance due at December 31, 2003 is $4,992.

The board of directors adopted a policy that restricts the sale of shares of the Company's common stock by directors for a period of one year terminating on August 31, 2004, unless prior to that date the Company's common stock achieves a market price of $1.50 for fourteen consecutive trading days.

See Note 13 for related party occupancy agreements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003
--------------------------------------------------------------------------------

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

Transactions in 2002
--------------------
During the year ended December 31, 2002, the Company sold a total of $28,000 in subordinated convertible pay-in-kind notes to the Company's chief executive officer. See Note 12.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003
--------------------------------------------------------------------------------

NOTE 7 - CONCENTRATIONS

Bank Accounts and investments
-----------------------------

The Company maintains cash in a money market account at a bank in California. The funds on deposit are not insured by the FDIC and, therefore, a total of $44,591 is at risk on December 31, 2003.

The  Company's  marketable   securities  investment  consists  of  auction  rate
preferred money market alternatives. This investment is not insured, and therefore, a total of $2,000,000 is at risk as of December 31, 2003. See Note 4.

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Information regarding the number of shares issued and consideration received is as follows:

                                                                 Common Stock
                                                 --------------------------------------------
                                                   Average
                                                  price per                                          Additional
                                                    share            Shares          Amount        Paid-in Capital
                                                 -----------      -----------      ----------       -------------
Common stock issued for cash:
1985                                             $   .50              100,000       $     100         $    49,900
1986                                                1.00              639,500             640             678,861
1987                                                1.00              850,500             850             759,650
1988                                                1.00               25,000              25              24,975
1993                                                 .25            2,402,000           2,402             475,900
1995                                                 .05            1,000,000           1,000              49,000
1996                                                 .05              520,000             520              25,480
1997                                                 .09            1,800,500           1,801             153,749
1998                                                 .10              305,000             305              30,195
1999                                                 .05            3,158,000           3,158             151,993
                                                                  ------------     -----------      --------------
                                                                   10,800,500          10,801           2,399,703
                                                                  ------------     -----------      --------------

Common stock issued for patents assigned:
1984                                                 .01              550,000           5,500                  --
1985, adjustment to reflect change in number
   and par value of shares outstanding                --            2,750,000          (2,200)              2,200
                                                                  ------------     -----------      --------------
                                                                    3,300,000           3,300               2,200
                                                                  ------------     -----------      --------------

Common stock issued for acquisitions:
1985                                                 .01           13,333,500          13,334             (41,112)
                                                                  ------------     -----------      --------------

Common stock issued for note receivable:
1986                                                1.00               10,000              10               9,990
2000                                                 .05            4,932,380           4,932             241,687
                                                                  ------------     -----------      --------------
                                                                    4,942,380           4,942             251,677
                                                                  ------------     -----------      --------------

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003
--------------------------------------------------------------------------------

                                                                 Common Stock
                                                 --------------------------------------------
                                                   Average
                                                  price per                                          Additional
                                                    share            Shares          Amount        Paid-in Capital
                                                 -----------      -----------      ----------       -------------
Common stock returned in payment of notes
   receivable:
2003                                             $  .16            (1,603,789)      $  (1,604)        $  (238,964)
                                                                  ------------     -----------      --------------

Contribution of additional paid-in capital:
1991                                                  --                   --              --              35,825
1999                                                  --                   --              --              28,098
2000                                                  --                   --              --               9,735
2001                                                  --                   --              --               8,113
2002                                                  --                   --              --               5,635
2003                                                  --                   --              --               4,230
                                                                  ------------     -----------      --------------
                                                                           --              --              91,636
                                                                  ------------     -----------      --------------

Stock subscriptions:
1999                                                 .05              650,000             650              31,850
                                                                  ------------     -----------      --------------

Cancellation of escrowed shares in 1999              .001            (850,000)           (850)                850
Reissued escrowed shares cancelled in error:
2001                                                 .001             850,000             850                (850)
                                                                  ------------     -----------      --------------
                                                                           --              --                  --
                                                                  ------------     -----------      --------------

Common stock issued for services (1):
1988                                                 .50               25,000              25              12,475
1989                                                 .38               25,000              25               9,475
1990                                                 .66               37,375              37              24,635
1991                                                 .51              159,500             160              81,010
1992                                                 .75               62,500              62              46,563
1993                                                 .25              120,000             120              29,880
1996                                                 .05              308,500             308              13,832
1997                                                 .05              155,500             155               7,619
1999                                                 .05               99,190              99               4,860
                                                                  ------------     -----------      --------------
                                                                      992,565             991             230,349
                                                                  ------------     -----------      --------------

Common stock issued to replace unrecorded
   certificates:
1988                                                 .001               1,200               1                  (1)
1992                                                 .001                 500               1                  (1)
2000                                                 .001             100,000             100                (100)
                                                                  ------------     -----------      --------------
                                                                      101,700             102                (102)
                                                                  ------------     -----------      --------------

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003
--------------------------------------------------------------------------------

                                                                 Common Stock
                                                 --------------------------------------------
                                                   Average
                                                  price per                                          Additional
                                                    share            Shares          Amount        Paid-in Capital
                                                 -----------      -----------      ----------       -------------

Common stock issued for forgiveness of
   accounts payable (1):
1990                                             $   .50               25,000       $      25         $    12,475
1996                                                 .05              150,000             150               7,350
                                                                  ------------     -----------      --------------
                                                                      175,000             175              19,825
                                                                  ------------     -----------      --------------

Common stock issued in payment of notes
   payable (1):
1993                                                 .25              200,000             200              49,800
2000                                                 .05            1,714,995           1,715              84,035
                                                                  ------------     -----------      --------------
                                                                    1,914,995           1,915             133,835
                                                                  ------------     -----------      --------------

Common stock issued in payment of
   loans payable (1):
2000                                                 .05            2,552,625           2,553             125,078
                                                                  ------------     -----------      --------------

Common stock issued for commissions (1):
1993                                                 .001           1,260,000           1,260                  --
                                                                  ------------     -----------      --------------

Common stock issued for convertible debt:
2001                                                 .25            1,605,346           1,605             399,504
2002                                                 .25            1,147,706           1,147             285,781
2003                                                 .25              788,991             789             196,460
                                                                  ------------     -----------      --------------
                                                                    3,542,043           3,541             881,745
                                                                  ------------     -----------      --------------

Stock warrants exercised:
2003 (cashless exercise)                             .05              151,846             152               7,059
                                                                  ------------     -----------      --------------

Stock options exercised:
1997                                                 .01              325,000             325               2,929
2000                                                 .01              350,000             350               3,150
2002                                                 .04              150,000             150               5,850
2003                                                 .01              150,000             150               1,350
                                                                  ------------     -----------      --------------
                                                                      975,000             975              13,279
                                                                  ------------     -----------      --------------
Total                                                              43,088,365       $  43,087        $  3,908,058
                                                                  ============     ===========      ==============

(1) Per share amounts determined by information deemed most reliable based on circumstances of each case: trading price at time of issuance or value of services received.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003
--------------------------------------------------------------------------------

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

Stock Bonus Plan
----------------
In January 2000, the Company approved a stock bonus plan the purpose of which is to retain personnel of experience and ability in the employ of the Company and to compensate them for their contributions to the growth of the Company, thereby inducing them to continue to make such contributions in the future. During January 2000, the Company issued 9,200,000 shares of common stock under this plan to certain key officers and directors subject to various restrictions. Such stock bonuses were issued at the weighted average price at which the Company had been selling shares of stock out of authorized but yet unissued common stock to third parties during the six months immediately preceding the issuance of the bonus shares, or $0.05 per share. On February 7, 2003, the board of directors unanimously approved the repurchase and cancellation of 1,603,789 of these shares of common stock at the fair market value of $0.16 per share in satisfaction of outstanding notes receivable and accrued interest. At December 31, 2003, a total of 2,403,789 shares are available under this plan.

NOTE 9 - PREFERRED STOCK

The Company has authorized 20,000,000 shares of $0.001 par value preferred stock. As of December 31, 2003, the Company has not issued any preferred stock.

NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS

Omnibus Equity Incentive Plan
-----------------------------
In 2000, the board of directors approved an Omnibus Equity Incentive Plan, which was later approved by the stockholders in December 2001. The purpose of the plan is to promote the long-term success of the Company and the creation of stockholder value by encouraging employees, outside directors and consultants to focus on the achievement of critical long-range objectives. The plan endeavors to attract and maintain such individuals with exceptional qualifications and to link them directly to stockholder interests through increased stock ownership. The plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or non-statutory stock options) and stock appreciation rights (SAR's). The aggregate number of options, SARs, stock units and restricted shares awarded under the plan were initially 4,000,000 common shares plus an annual increase of the lesser of two and one-half percent of the total number of common shares then outstanding or 250,000 common shares. At December 31, 2003, there are 30,000 shares available under this plan.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003
--------------------------------------------------------------------------------

NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS (Continued)

Subsequent to the financial statements, the Company approved the issuance of stock options to its board of directors to purchase a total of 270,000 shares of the Company's stock at $0.42 per share for services rendered during the year ended December 31, 2003. The options are exercisable immediately and have a term of ten years. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.42, risk free interest rate of 5%, expected life of ten years, and expected volatility of 82% with no dividends expected to be paid. The Company recorded accrued expenses totaling $94,500 ($0.35 per option) for the value of these options based upon these Black Scholes assumptions.

On February 7, 2003, the disinterested members of the board of directors approved the issuance of 4,100,000 stock options to certain key employees, directors and consultants. These seven-year options have an exercise price of $0.16 per share and vest over a period of three years, with the first one-third of such options vesting in 2004, the next one-third in 2005 and the remaining one-third vesting in 2006. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.16, risk free interest rate of 5%, expected life of seven years, and expected volatility of 82% with no dividends expected to be paid. The Company will record an expense for the value of these options based upon these Black Scholes assumptions of $504,300 ($0.123 per option) during the next three years as the options vest.

During January 2003, the Company issued stock options to purchase 180,000 shares of the Company's stock at $0.21 per share to its board of directors for services rendered during the year ended December 31, 2002. The options are exercisable immediately and expire on December 31, 2012. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.21, risk free interest rate of 5%, expected life of ten years, and expected volatility of 98% with no dividends expected to be paid. The Company recorded a total of $34,200 ($0.19 per option) of expense for the value of these options based upon these Black Scholes assumptions.

During the year ended December 31, 2002, the Company issued stock options to purchase a total of 110,000 shares of the Company's stock at $0.25 per share for services. The options are exercisable immediately and expire between July 28, 2007 and April 15, 2011. The options have piggyback registration rights to be effective in the Company's next SEC registration statement. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.25, risk free interest rate of 5%, expected lives of five to nine years, and expected volatility of 98% with no dividends expected to be paid. The Company recorded a total expense of $30,800 (an average of $0.28 per option) as professional fees for the value of the options based upon these Black Scholes assumptions.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003
--------------------------------------------------------------------------------

NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS (Continued)

During January 2002, the Company issued stock options to purchase 80,000 shares of the Company's stock at $0.25 per share to its board of directors for services rendered during the year ended December 31, 2001. The options are exercisable immediately and expire on December 31, 2011. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.25, risk free interest rate of 5%, expected life of ten years, and expected volatility of 38% with no dividends expected to be paid. The Company recorded a total of $17,200 ($0.215 per option) of expense for the value of these options based upon these Black Scholes assumptions.

During November 2001, the Company issued stock options to purchase 250,000 shares of the Company's stock at $0.25 per share to a consultant. The options are exercisable immediately and expire on November 15, 2011. The options have piggyback registration rights to be effective in the next SEC registration statement. See Note 13. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.25, risk free interest rate of 5%, expected life of ten years, and expected volatility of 38% with no dividends expected to be paid. At November 15, 2001, the Company recorded $75,000 ($0.30 per option) of expense to professional fees for the value of these options based upon these Black Scholes assumptions.

Options Issued Outside an Incentive Plan
----------------------------------------
On December 31, 1999, three officers of the Company received options to purchase 842,953 shares of common stock in partial payment of accrued salaries in the amount of $210,738. In addition, the same three officers forgave the balance of their accrued salaries and interest in the amount of $1,482,209. See Note 6. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.10, risk free interest rate of 5%, expected life of five years, and expected volatility of 30% with no dividends expected to be paid. At December 31, 1999, the Company recorded $210,738 ($0.25 per option) to reduce accrued wages for the value of these options based upon these Black Scholes assumptions. These stock options are exercisable immediately, and expire on December 31, 2005. See Note 6.

Options were issued effective February 1, 1993, for a total of 250,000 shares at a price of $0.01 per share, with an exercise period of February 1, 1993 to February 1, 2003. During 2002, options to purchase 100,000 shares of common stock were exercised and the remaining option to purchase 150,000 shares of common stock was exercised during January 2003. During 1995, options for 50,000 shares were granted at $0.20 per share, which expire in 2005. During 1996, options for 525,000 shares were granted at $0.10 per share, which expire in 2006. During 2002, options for 50,000 shares of common stock were exercised. The shares purchased under the Company's option grants will be restricted and, therefore, may not be transferred without registration under applicable federal and state securities laws.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003
--------------------------------------------------------------------------------

NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS (Continued)

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

The following is a summary of the Company's equity compensation plans:

                                                                                           Number of securities
                                     Number of securities to       Weighted-average       remaining available for
                                     be issued upon exercise      exercise price of        future issuance under
               Plan                   of outstanding options     outstanding options     equity compensation plans
----------------------------------- --------------------------- ----------------------- ----------------------------

Equity compensation plan approved                    4,720,000                   $0.17                       30,000
   by security holders (1)
Equity compensation plan not
   approved by security holders                             --                      --                    2,403,789
   (2)
                                    ---------------------------                         ----------------------------
Total                                                4,720,000                                            2,433,789
                                    ===========================                         ============================

(1) Omnibus Equity Incentive Plan (2) Stock Bonus Plan. See Note 8.


Following is a summary of the status of the options during the years December 31, 2003 and 2002:

                                                                                 Weighted Average
                                                          Number of Shares        Exercise Price
                                                         -----------------     --------------------
Outstanding at January 1, 2002                               2,777,953              $      0.14
Granted                                                        190,000                     0.25
Exercised                                                     (150,000)                    0.04
Forfeited                                                     (860,000)                    0.20
                                                         -----------------     --------------------
Outstanding at December 31, 2002                             1,957,953                     0.13
Granted                                                      4,280,000                     0.16
Exercised                                                     (150,000)                    0.01
Forfeited                                                           --                       --
                                                         -----------------     --------------------
Options outstanding at December 31, 2003                     6,087,953              $      0.16
                                                         =================     ====================
Options exercisable at December 31, 2003                     1,987,953              $      0.15
                                                         =================     ====================
Weighted average fair value of options granted in 2003                              $      0.13
                                                                               ====================

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003
--------------------------------------------------------------------------------

NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS (Continued)

Summarized information about stock options outstanding and exercisable at December 31, 2003 is as follows:

                                                         Outstanding Options
                                -----------------------------------------------------------------------
      Exercise Price Range        Number of          Weighted Average             Weighted Average
                                   Shares             Remaining Life               Exercise Price
      ---------------------     --------------    ------------------------     ------------------------
         $0.01 - $0.25            6,087,953                5.38                        $ 0.16

                                                         Exercisable Options
                                -----------------------------------------------------------------------
      Exercise Price Range        Number of          Weighted Average             Weighted Average
                                   Shares             Remaining Life               Exercise Price
      ---------------------     --------------    ------------------------     ------------------------
         $0.01 - $0.25            1,987,953                3.87                        $ 0.15


NOTE 11 - NON-CASH COMMITMENT AND WARRANTS

During February 2003, the Company issued warrants to purchase a total of 100,000 shares of common stock to two outside consultants. These warrants have an exercise price of $0.16 per share, expire in seven-years, and vest over a period of three years, with the first one-third of such warrants vesting in 2004, the next one-third in 2005 and the remaining one-third vesting in 2006. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price
Calculation. The following assumptions were made to value the stock warrants: strike price at $0.16, risk free interest rate of 5%, expected life of seven years, and expected volatility of 82% with no dividends expected to be paid. The Company will record an expense for the value of these warrants based upon these Black Scholes assumptions of $12,300 ($0.123 per option) during the next three years as the warrants vest.

During the year ended December 31, 2002, the Company issued warrants to two advisors to purchase 239,400 shares of common stock in connection with the sale of subordinated convertible pay-in-kind notes. The warrants are exercisable for ten years and have an exercise price of $0.25 per share. In accordance with Statement of Financial Accounting Standards No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price at $0.25, risk free interest rate of 5%, expected life of ten years, and expected volatility of 98% with no dividends expected to be paid. During the year ended December 31, 2002, the Company recorded $54,344 ($0.23 per warrant) as professional fees for the aforementioned services. A cash-less exercise may be used for these warrant transactions.

During the year ended December 31, 2001, the Company issued to four directors of the Company warrants to purchase up to 100,000 shares of common stock with an exercise price of $0.25 per share. The warrants expire between May 2005 and April 2006. In accordance with Statement of Financial Accounting Standards No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price at $0.25, risk free interest rate of 5%, expected life of five years, and expected volatility of 38% with no dividends expected to be paid. During the year ended December 31, 2001, the Company recorded $23,280 ($0.23 per warrant) as directors' fees for these warrants.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003
--------------------------------------------------------------------------------

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

During the year ended December 31, 2003, a warrant to purchase 200,308 shares of common stock was exercised using the cashless feature, resulting in the issuance of 151,847 shares of common stock.

Summarized information about stock warrants outstanding and exercisable at December 31, 2003 is as follows:

                         Number of        Weighted Average     Average exercise
                         warrants          Remaining Life            price
                      --------------   ---------------------  ------------------
      Outstanding        5,224,227              5.84                 $0.16
      Exercisable        5,124,227              5.83                 $0.16


NOTE 12 - CONVERTIBLE DEBT

2000 Convertible Notes
----------------------
During the year ended December 31, 2000, the Company sold in a private placement to accredited investors $1,510,500 of convertible subordinated debt due and payable September 30, 2004. The debt bears interest at the rate of 10% per annum and is payable semi-annually in cash or through the issuance of additional convertible subordinated debt. The unpaid accrued interest to date of $432,992 has been converted to additional convertible debt.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $113,288 to its financial advisor, in addition to the granting of an option to the financial advisor to purchase an equivalent principal amount of convertible subordinated debt at the face amount thereof over a period of ten years. The aforementioned fee is currently included in other assets and is being amortized over the term of the debt. Amortization for the year ended December 31, 2003 was $27,712.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003
--------------------------------------------------------------------------------

NOTE 12 - CONVERTIBLE DEBT (Continued)

2000 Convertible Notes (Continued)
----------------------------------
During the year ended December 31, 2001, a total of $355,000 original debt and $46,109 of accrued interest and previously converted interest was converted into 1,605,346 shares of common stock at $0.25 per share. During the year ended December 31, 2002, a total of $245,000 original debt and $41,928 of accrued interest and previously converted interest was converted into 1,147,706 shares of common stock at $0.25 per share. During the year ended December 31, 2003, a total of $152,500 original debt and $35,393 of accrued interest and previously converted interest was converted into 751,574 shares of common stock at $0.25 per share.

At December 31, 2003, the remaining 2000 notes, including converted accrued interest, may be converted into a total of 4,270,239 shares of common stock. The balance of these notes has been reclassified to current liabilities as they are payable on September 30, 2004, unless converted to stock earlier. See Note 15 for subsequent conversions to common stock.

2002 Convertible Notes due September 30, 2004
---------------------------------------------
During the year ended December 31, 2002, the Company sold in a private placement to accredited investors 2002 Subordinated Convertible Pay-in-kind Notes due September 30, 2004 ("2002-2004 convertible notes") in the principal amount of $1,148,500 in cash. A Company director personally guaranteed a total of $500,000 worth of this debt offering. The 2002-2004 convertible notes bear interest at the rate of 11% per annum payable semi-annually in cash or through the issuance of additional 2002-2004 convertible notes. The unpaid accrued interest to date of $223,109 has been converted to additional convertible debt.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $41,895 to two advisors, together with a warrant to acquire 239,400 shares of common stock at $0.25 per share. Amortization of the loan origination fee for the year ended December 31, 2003 was $15,176.

During the year ended December 31, 2003, a total of $8,000 original debt and $1,354 of accrued interest and previously converted interest was converted into 37,416 shares of common stock at $0.25 per share.

At December 31, 2003, the remaining 2002-2004 notes, including converted accrued interest, may be converted into a total of 5,449,016 shares of common stock. The balance due on these notes have been reclassified to current liabilities as they are payable on September 30, 2004, unless converted to stock earlier. See Note 15 for subsequent conversions to common stock.

2002 Convertible Notes due June 1, 2006
---------------------------------------
During the year ended December 31, 2002, the Company sold in a private placement to accredited investors 2002 Subordinated Convertible Pay-in-kind Notes due June 1, 2006 ("2002-2006 convertible notes") in the principal amount of $3,055,000 in cash. The interest rate of the 2002-2006 convertible notes is 11% per annum for $2,555,000 of the debt, and 12.5% per annum for $500,000 of the debt. Interest is payable semi-annually in cash or through the issuance of additional 2002-2006 convertible notes. The unpaid accrued interest to date of $547,339 has been converted to additional convertible debt.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003
--------------------------------------------------------------------------------

NOTE 12 - CONVERTIBLE DEBT (Continued)

2002 Convertible Notes due June 1, 2006 (Continued)
--------------------------------------------------
This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a related party a loan origination fee of $60,000. Amortization of the loan origination fee for the year ended December 31, 2003 was $15,000.

At December 31, 2003, the remaining 2002-2006 notes, including converted accrued interest, could be converted into a total of 14,409,355 shares of common stock.

2002 Convertible Notes
----------------------
The proceeds from the two aforementioned placements of 2002 convertible notes will be used to satisfy outstanding payables and to pay operating costs, scientific development costs and patent application legal costs, and to pursue certain collaborative relationships with other biotechnology or pharmaceutical companies.

2003 Convertible Notes due September 30, 2007
---------------------------------------------
During the year ended December 31, 2003, the Company sold in a private placement to accredited investors 2003 Subordinated Convertible Pay-in-kind Notes due September 30, 2007 ("2003-2007 convertible notes") in the principal amount of $800,000 in cash. The interest rate of the 2003-2007 convertible notes is 12% per annum, payable semi-annually in cash or through the issuance of additional 2003-2007 convertible notes. The unpaid accrued interest to date of $18,937 has been converted to additional convertible debt.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act.

At December 31, 2003, the remaining 2003-2007 notes, including converted accrued interest, could be converted into a total of 3,275,748 shares of common stock.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003
--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Contracts
---------
During June 2002, the Company entered into a cooperative agreement with the Department of Energy's ("DOE") Pacific Northwest National Laboratory ("PNNL") for research and development. According to this agreement, the Company will be responsible for up to 50% of the costs associated with the research and development, principally represented by non-cash in-kind contributions of approximately $480,000 over a period of two years. In return, DOE has granted the Company a non-exclusive, non-transferable, royalty-free, field-of-use license to any inventions PNNL derives under the agreement. The Company also has a first option to negotiate for greater rights, such as exclusive, transferable, domestic and foreign marketing and development rights. If the Company obtains the right to sublicense, the sublicenses must be royalty-bearing, and, subject to negotiation, the Company will pay a reasonable royalty to PNNL, which will share prospective royalties with a Russian research facility, upon commercialization, if any, of the resulting research.

During  March  2003,  the  Company  entered  into an  agreement  for the design,
construction   and  validation  in  accordance  with  FDA  standards  and  other regulatory requirements of a new pilot formulation and filling room to be located in Columbia, Maryland, within the facilities currently leased from New Horizons Diagnostics, Inc., a company principally owned by a director of the Company. As of December 31, 2003, the costs associated with the construction are $270,725.


NOTE 14 - INCOME TAXES

The following is a reconciliation of income tax, computed at the federal statutory rate, to the provision for taxes:

                                December 31, 2003          December 31, 2002
                               Amount      Percent        Amount      Percent
                             ---------    ---------     ---------    ---------
Federal tax (benefit)        $(716,000)         (34)%   $(356,000)         (25)%
State tax (benefit)           (168,000)          (8)%    (114,000)          (8)%
Valuation allowance            884,000           42%      470,000           33%
                             ---------    ---------     ---------    ---------
                             $      --           --     $      --           --
                             =========    =========     =========    =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003
--------------------------------------------------------------------------------

NOTE 14 - INCOME TAXES (Continued)

Significant components of the deferred tax assets at December 31, 2003 and 2002 are as follows:

                                                  December 31,   December 31,
                                                      2003           2002
                                                  -----------    -----------
Deferred tax asset:
    Net operating loss carryforwards              $ 2,636,000    $ 1,160,000
    General business credit carryforwards              73,000             --
    Excess book accumulated amortization               29,000             --
                                                  -----------    -----------
Deferred tax asset                                  2,738,000      1,160,000
Deferred tax liabilities:
    Excess tax accumulated depreciation                 2,000             --
                                                  -----------    -----------
Total deferred tax asset                            2,736,000      1,160,000
    Valuation allowance for deferred asset         (2,736,000)    (1,160,000)
                                                  -----------    -----------
Net deferred tax asset                            $        --    $        --
                                                  ===========    ===========

At December 31, 2003, the Company has federal net operating loss carryforwards of approximately $6,600,000, which expire in the years 2004 through 2023, state net operating loss carryforwards of approximately $4,700,000, which expire in the years 2010 through 2013, and general business credit carryforwards of approximately $73,000, which expire in the years 2012 through 2023. At December 31, 2002 and 2003, federal net operating losses expired in the amount of approximately $878,000 and $195,000, respectively. A total of approximately $259,000 federal net operating losses will expire on December 31, 2004.

The change in the allowance account from December 31, 2002 to December 31, 2003 was $1,576,000, which is principally due to the change in management's estimates as well as an increase in the Company's net operating loss carryforward.

NOTE 15 - SUBSEQUENT EVENTS

Subsequent to the financial statements, the Company approved the issuance of stock options to its board of directors to purchase a total of 270,000 shares of the Company's stock at $0.42 per share for services rendered during the year ended December 31, 2003. The options are exercisable immediately and have a term of ten years. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.42, risk free interest rate of 5%, expected life of ten years, and expected volatility of 82% with no dividends expected to be paid. The Company recorded accrued expenses totaling $94,500 ($0.35 per option) for the value of these options based upon these Black Scholes assumptions.

Subsequent to the financial statements, the Company offered to all holders of convertible debt which is due on September 30, 2004, the option to convert their outstanding debt to shares of common stock at $0.24 per share, if agreed to by March 31, 2004. As of March 24, 2004, original principal of $1,756,000 along with interest in the amount of $647,787, for a total debt of $2,403,787, was converted into 10,015,746 shares of common stock.