Form 10QSB
period 2004-03-31
ADVANCED BIOTHERAPY INC
filed 2004-05-13
CIK 791833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2004

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

As of May 6, 2004, the Registrant had 53,926,108 shares of common stock, $0.001 par value, outstanding.

      ---------------------------------------------------------------------

                                TABLE OF CONTENTS

ITEM                                                                        PAGE

                                     PART I.

1.    Financial Statements

      a.    Independent Accountant's Review
            Report.............................................................1

      b.    Balance Sheets -- March 31, 2004 (unaudited) and December 31,
            2003...............................................................2

      c.    Statements of Operations -- Three Months Ended March 31, 2004,
             March 31, 2003, and from Inception through March 31, 2004.........3

      d.    Statement of Stockholders' Equity
            (Deficit)..........................................................4

      e.    Statement of Cash Flows -- Three Months Ended March 31, 2004,
            March 31, 2003 and from Inception through March 31, 2004...........5

      f.    Notes to Financial
            Statements.........................................................6


      g.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................25

3.    Controls and
      Procedures..............................................................28


                                    PART II.


2.    Changes in
      Securities..............................................................28


6.    Exhibits and Reports on Form
      8-K.....................................................................29

                            ADVANCED BIOTHERAPY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          REVIEWED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



















                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111

The Board of Directors
Advanced Biotherapy, Inc.
Woodland Hills, CA

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Advanced Biotherapy, Inc. (a development stage company and a Delaware corporation) as of March 31, 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three months ended March 31, 2004 and 2003 and for the period from December 2, 1985 (inception) to March 31, 2004. All information included in these financial statements is the representation of the management of Advanced Biotherapy, Inc.

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

The financial statements for the year ended December 31, 2003 were audited by us and we expressed an unqualified opinion on them in our report dated March 3, 2004. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated little revenue in the past years, and has suffered recurring losses from operations resulting in an accumulated deficit of $9,638,152 at March 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 5, 2004

PART I

ITEM 1.  FINANCIAL STATEMENTS


ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                         MARCH 31,
                                                                                            2004         DECEMBER 31,
                                                                                        (UNAUDITED)          2003
                                                                                        -----------      -----------
ASSETS
      CURRENT ASSETS
          Cash                                                                          $   101,344      $    44,591
          Marketable securities                                                           1,500,000        2,000,000
          Notes receivable - related party                                                       --           46,619
          Interest receivable - related party                                                    --           12,030
          Deposits and prepaid expenses                                                      71,722           54,967
                                                                                        -----------      -----------
               Total Current Assets                                                       1,673,066        2,158,207
                                                                                        -----------      -----------

      PROPERTY, PLANT AND EQUIPMENT, NET                                                    287,874          249,156
                                                                                        -----------      -----------

      OTHER ASSETS
          Notes receivable - related party                                                   46,619               --
          Interest receivable - related party                                                12,787               --
          Deferred loan origination fees, net of accumulated amortization                    40,596           71,022
          Patents and patents pending, net of accumulated amortization                      697,563          611,924
                                                                                        -----------      -----------
               Total Other Assets                                                           797,565          682,946
                                                                                        -----------      -----------

TOTAL ASSETS                                                                            $ 2,758,505      $ 3,090,309
                                                                                        ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      CURRENT LIABILITIES
          Accounts payable                                                              $   232,307      $   148,727
          Accounts payable - related party                                                   14,805            6,713
          Accrued expenses - related party                                                   25,528           94,500
          Accured interest                                                                  125,979               --
          Loan payable - related party                                                        3,692            4,992
          Current portion of convertible notes payable                                       29,885        2,429,710
                                                                                        -----------      -----------
               Total Current Liabilities                                                    432,196        2,684,642
                                                                                        -----------      -----------

      LONG-TERM DEBT
          Convertible notes payable, net of current portion                               4,421,276        4,421,276
          Note payable to related parties                                                   127,631          127,631
                                                                                        -----------      -----------
               Total Long-Term Debt                                                       4,548,907        4,548,907
                                                                                        -----------      -----------

      Total Liabilities                                                                   4,981,103        7,233,549
                                                                                        -----------      -----------

      COMMITMENTS AND CONTINGENCIES                                                              --               --
                                                                                        -----------      -----------

      STOCKHOLDERS' EQUITY (DEFICIT)
          Preferred stock, par value $0.001; 20,000,000 shares authorized,
              no shares issued and outstanding                                                   --               --
          Common stock, par value $0.001; 200,000,000 shares authorized,
              53,926,108 and 43,088,365 shares issued and outstanding, respectively          53,925           43,087
          Additional paid-in capital                                                      6,495,713        3,908,058
          Stock options and warrants                                                        865,916          607,016
          Deficit accumulated during development stage                                   (9,638,152)      (8,701,401)
                                                                                        -----------      -----------
                                                                                        -----------      -----------
               Total Stockholders' Equity (Deficit)                                      (2,222,598)      (4,143,240)
                                                                                        -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                    $ 2,758,505      $ 3,090,309
                                                                                        ===========      ===========

             See accompanying notes and accountant's review report.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                           FROM INCEPTION
                                                       THREE MONTHS ENDED MARCH 31,      (DECEMBER 2, 1985)
                                                   ----------------------------------          THROUGH
                                                        2004               2003            MARCH 31, 2004
                                                     (UNAUDITED)        (UNAUDITED)          (UNAUDITED)
                                                   --------------      --------------      --------------
REVENUES                                           $           --      $           --      $    89,947.00
                                                   --------------      --------------      --------------

OPERATING EXPENSES
       Research and development                        181,975.00          109,931.00        3,262,085.00
       Promotional fees                                    593.00              240.00           35,229.00
       Professional fees                                69,557.00           56,375.00        2,309,925.00
       Vesting of stock options and warrants           172,200.00                  --          508,809.00
       Directors' fees                                         --                  --          161,380.00
       Depreciation and amortization                    45,989.00           23,713.00          708,206.00
       Administrative salaries and benefits             79,744.00           53,833.00        1,442,942.00
       Insurance                                        20,110.00           18,131.00          211,206.00
       Shareholder relations and transfer fees           3,123.00            5,508.00          246,964.00
       Rent                                             25,477.00           26,371.00          264,894.00
       Travel and entertainment                         15,447.00            7,164.00          265,756.00
       Telephone and communications                      3,522.00            1,104.00           49,153.00
       Office                                            1,354.00            3,433.00           66,410.00
       General and administrative                        7,854.00           12,292.00          690,649.00
                                                   --------------      --------------      --------------
            Total Operating Expenses                   626,945.00          318,095.00       10,223,608.00
                                                   --------------      --------------      --------------

LOSS FROM OPERATIONS                                  (626,945.00)        (318,095.00)     (10,133,661.00)

OTHER INCOME (EXPENSES)
       Miscellaneous income                                    --                  --           22,000.00
       Interest and dividend income                      5,919.00           12,648.00          153,484.00
       Internal gain on sale of securities                     --                  --          157,520.00
       Forgiveness of debt                                     --                  --        2,047,437.00
       Forgiveness of payables                                 --                  --           45,396.00
       Loss on disposal of office equipment                    --                  --           (2,224.00)
       Interest expense                               (315,725.00)        (152,922.00)      (1,928,104.00)
                                                   --------------      --------------      --------------
            Total Other Income (Expenses)             (309,806.00)        (140,274.00)         495,509.00
                                                   --------------      --------------      --------------

LOSS BEFORE INCOME TAXES                              (936,751.00)        (458,369.00)      (9,638,152.00)

INCOME TAXES                                                   --                  --                  --
                                                   --------------      --------------      --------------

NET LOSS                                           $  (936,751.00)     $  (458,369.00)     $(9,638,152.00)
                                                   ==============      ==============      ==============

       BASIC AND DILUTED NET LOSS
       PER COMMON SHARE                            $        (0.02)     $        (0.01)
                                                   ==============      ==============

       WEIGHTED AVERAGE NUMBER OF
       BASIC AND DILUTED COMMON STOCK
       SHARES OUTSTANDING                              43,105,741          43,143,910
                                                   ==============      ==============

             See accompanying notes and accountant's review report.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                                                      COMMON STOCK
                                                            --------------------------------        ADDITIONAL
                                                                                                     PAID-IN
                                                                SHARES            AMOUNT             CAPITAL
                                                            -------------      -------------      -------------
Balance, December 31, 2002                                  43,601,317.00      $   43,600.00      $3,937,923.00

Contribution of capital by shareholders in
form of foregone interest                                              --                 --           4,230.00

Common stock issued in exchange
for convertible debt at $0.25 per share                        788,991.00             789.00         196,460.00

Stock issued for cash at an average price of
$0.01 per share from the exercise of options 150,000.00            150.00           1,350.00

Stock returned in settlement of notes
and accrued interest receivable                             (1,603,789.00)         (1,604.00)       (238,964.00)

Stock options issued in exchange
for services                                                           --                 --                 --

Stock issued for cashless exercise of warrants
at $0.05 per share                                             151,846.00             152.00           7,059.00

Net loss for the year ended
  December 31, 2003                                                    --                 --                 --
                                                            -------------      -------------      -------------

Balance, December 31, 2003                                  43,088,365.00          43,087.00       3,908,058.00

Contribution of capital by shareholders in
form of foregone interest                                              --                 --           1,123.00

Common stock issued in exchange
for convertible debt at $0.24 per share                     10,789,826.00          10,790.00       2,578,780.00

Stock options issued in exchange
for services                                                           --                 --                 --

Stock options and warrants issued in exchange
for services, one third vested                                         --                 --                 --

Stock issued for cashless exercise of warrants
at $0.16 per share                                              47,917.00              48.00           7,752.00

Net loss for the period ended
  March 31, 2004                                                       --                 --                 --
                                                            -------------      -------------      -------------

Balance, March 31, 2004 (unaudited)                         53,926,108.00      $   53,925.00      $6,495,713.00
                                                            =============      =============      =============

                                                                                  DEFICIT
                                                                                ACCUMULATED
                                                               STOCK              DURING
                                                             OPTIONS AND        DEVELOPMENT
                                                               WARRANTS           STAGE               TOTAL
                                                            -------------      -------------      -------------

Balance, December 31, 2002                                  $  580,027.00      $(6,592,961.00)    $(2,031,411.00)

Contribution of capital by shareholders in
form of foregone interest                                              --                 --           4,230.00

Common stock issued in exchange
for convertible debt at $0.25 per share                                --                 --         197,249.00

Stock issued for cash at an average price of
$0.01 per share from the exercise of options 150,000.00                --                 --           1,500.00

Stock returned in settlement of notes
and accrued interest receivable                                        --                 --        (240,568.00)

Stock options issued in exchange
for services                                                    34,200.00                 --          34,200.00

Stock issued for cashless exercise of warrants
at $0.05 per share                                              (7,211.00)                --                 --

Net loss for the year ended
  December 31, 2003                                                    --      (2,108,440.00)     (2,108,440.00)
                                                            -------------      -------------      -------------

Balance, December 31, 2003                                     607,016.00      (8,701,401.00)     (4,143,240.00)

Contribution of capital by shareholders in
form of foregone interest                                              --                 --           1,123.00

Common stock issued in exchange
for convertible debt at $0.24 per share                                --                 --       2,589,570.00

Stock options issued in exchange
for services                                                    94,500.00                 --          94,500.00

Stock options and warrants issued in exchange
for services, one third vested                                 172,200.00                 --         172,200.00

Stock issued for cashless exercise of warrants
at $0.16 per share                                              (7,800.00)                --                 --

Net loss for the period ended
  March 31, 2004                                                       --        (936,751.00)       (936,751.00)
                                                            -------------      -------------      -------------

Balance, March 31, 2004 (unaudited)                         $  865,916.00      $(9,638,152.00)    $(2,222,598.00)
                                                            =============      =============      =============

Summary of required  information  regarding stock issuances can be found in Note
8.

             See accompanying notes and accountant's review report.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                           FROM INCEPTION
                                                                        THREE MONTHS ENDED MARCH 31,     (DECEMBER 2, 1985)
                                                                        ---------------------------             THROUGH
                                                                            2004             2003           MARCH 31, 2004
                                                                        (UNAUDITED)      (UNAUDITED)         (UNAUDITED)
                                                                        -----------      -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss)                                                        $  (936,751)     $(458,369.00)        $(9,638,152)
      Adjustments to reconcile net loss to cash
      used in operating activities:
          Depreciation and amortization                                      45,989           23,713              650,318
          Loss on disposal of equipment                                          --               --                2,224
          Investment income                                                      --               --             (157,520)
          Expenses paid through issuance of common stock                         --               --              231,340
          Expenses paid through issuance
            of common stock warrants and options                            172,200           34,200              575,689
          Accrued interest paid by convertible debt                         189,744              104            1,412,015
          Expenses paid through contribution
            of additional paid-in capital                                     1,123            1,026               56,934
          Organization costs                                                     --               --               (9,220)
          Decrease (increase) in assets:
               Marketable securities                                        500,000          400,000           (1,500,000)
               Deposits and prepaid expenses                                (16,755)          18,497              (71,722)
               Interest receivable                                             (757)          (2,716)             (53,355)
               Deferred loan origination cost                                    --               --             (157,295)
          Increase (decrease) in liabilities:
               Accounts payable and accrued expenses                         83,580           80,501              309,848
               Accounts and notes payable, related parties                    8,092               --              164,387
               Payroll and payroll taxes payable                             25,528               --               34,406
               Accrued interest                                             125,979          151,426              125,979
                                                                        -----------      -----------          -----------

                   Net cash provided by (used) in operating activities      197,972          248,382           (8,024,124)
                                                                        -----------      -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of fixed assets                                              (41,476)        (170,411)            (344,725)
      Acquisition of patents                                                (98,443)         (38,951)            (870,662)
                                                                        -----------      -----------          -----------

                   Net cash used in investing activities                   (139,919)        (209,362)          (1,215,387)
                                                                        -----------      -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                                     --            1,500            2,457,254
      Internal gain on sale of securities                                        --               --              157,520
      Proceeds from convertible notes                                            --               --            6,514,000
      Proceeds from notes payable                                                --               --              388,508
      Payments on notes payable                                              (1,300)              --             (176,427)
                                                                        -----------      -----------          -----------

                   Net cash provided by (used) in financing
                     activities                                              (1,300)           1,500            9,340,855
                                                                        -----------      -----------          -----------

      Net increase in cash                                                   56,753           40,520              101,344

      CASH, BEGINNING                                                        44,591           31,081                   --
                                                                        -----------      -----------          -----------

      CASH, ENDING                                                      $   101,344      $    71,601          $   101,344
                                                                        ===========      ===========          ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest expense paid                                             $        --      $        --          $   339,927
                                                                        ===========      ===========          ===========
      Income taxes paid                                                 $        --      $        --          $        --
                                                                        ===========      ===========          ===========

NON-CASH FINANCING AND INVESTING ACTIVITIES:

      Common stock issued in exchange for
          professional fees and expenses                                $        --      $        --          $   340,869
      Contributed expenses                                              $     1,123      $     1,026          $    56,934
      Common stock issued for a loan payable                            $        --      $        --          $   213,381
      Common stock issued for notes receivable                          $        --      $        --          $   246,619
      Common stock returned in payment of
          notes and interest receivable                                 $        --      $   240,568          $   240,568
      Warrants and options issued for services and accrued expenses     $   266,700      $    34,200          $   670,189
      Common stock issued on cashless exercise of warrants              $     7,800      $        --          $    15,011
      Accrued interest paid by convertible debt                         $   189,744      $       104          $ 1,412,015
      Common stock issued for convertible debt                          $ 2,399,826      $    19,119          $ 3,106,982


             See accompanying notes and accountant's review report.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
--------------------------------------------------------------------------------

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

For the three month period ended March 31, 2004, the Company incurred a net loss of $936,751 and had an accumulated deficit during the development stage of $9,638,152. The Company anticipates that its minimum cash requirements for operations for the next twelve months will be less than $2,500,000. The Company does not have a source of revenues to continue its operations or research and development costs beyond its cash and marketable securities on hand. In order to meet the foregoing cash requirements, the Company will have to raise funds through the issuance for cash of common or preferred stock, convertible debt or loans. There is no assurance, however, that the Company will be able to raise sufficient capital to meet its cash requirements for the next 12 months, in which case the Company would undertake to adjust its operations including research and development costs. Management's objective also is to establish a collaborative relationship with either a pharmaceutical or biotechnology company that would result in the generation of licensing, milestone and royalty payments to the Company. The future of the Company is dependent upon these plans, and if successful the future cash requirements may be met. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
--------------------------------------------------------------------------------

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

Accounting for Long-Lived Assets

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2004.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
--------------------------------------------------------------------------------

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

Promotional Fees

Promotional fees are charged to operations in the year incurred. Promotional fees amounted to $593 and $240 for the three month period ended March 31, 2004 and 2003, respectively.

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

Deferred Loan Origination Fees

During the year ended December 31, 2000, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note
12. These loan origination fees were amortized over the life of the related debt. During the three month period ended March 31, 2004, the Company recorded amortization expense in the amount of $19,368, which represented the balance of the deferred fees, as the related convertible subordinated debt was fully converted to stock during the period.

During the year ended December 31, 2002, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note
12. These loan origination fees, which totaled $40,596, net of accumulated amortization at March 31, 2004, are amortized over the life of the related debt. During the three month period ended March 31, 2004, the Company recorded amortization expense in the amount of $11,059 related to these fees.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
--------------------------------------------------------------------------------

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

At March 31, 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings (loss) per share
Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

Diluted earnings (loss) per share is computed by dividing the net income (loss) adjusted for interest expense on convertible debt by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming the conversion of the exercisable stock options (3,624,620 shares), warrants (5,057,560 shares), and convertible debt (18,308,555 shares). Utilizing the treasury stock method as of March 31, 2004, these possible dilutive issuances would have resulted in 23,005,820 common stock equivalents being considered for additional dilution. In this case, diluted net loss per share is the same as basic net loss per share as inclusion of the common stock equivalents would be antidilutive.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Statements
The interim financial statements as of and for the quarter ended March 31, 2004, included herein, have been prepared without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to five years. During the year ended December 31, 2003, the Company wrote off a total of $33,723 of fully depreciated assets as they had been abandoned.

The following is a summary of property, equipment and accumulated depreciation at March 31, 2004 and December 31, 2003:

                                            March 31, 2004                 December 31, 2003
                                      --------------------------      -------------------------
                                                     Accumulated                    Accumulated
                                        Cost        Depreciation        Cost       Depreciation
                                      --------        --------        --------        --------
Lab equipment                         $ 28,566        $  2,535        $ 28,566        $  1,184
Office equipment                        18,298          11,068          16,909          10,268
Furniture and fixtures                  12,647           3,281          10,082           2,674
Filing room under construction         245,247              --         207,725              --
                                      --------        --------        --------        --------
                                      $304,758        $ 16,884        $263,282        $ 14,126
                                      ========        ========        ========        ========

Depreciation expense for the three months ended March 31, 2004 and 2003 was $2,758 and $1,490, respectively.

NOTE 4 - INVESTMENTS

Marketable Securities
The Company's investments in equity securities that are intended to be held for a short period are classified as trading securities. These securities are recorded at fair value as current assets on the balance sheet under the caption of marketable securities. The change in fair value of those securities is included in earnings during the period presented. In the three month period ended March 31, 2004, there was no change in the fair market value of the securities held, however, the Company sold a portion of its securities during the year. The Company's marketable securities investment consists of auction rate preferred stock money market alternatives that roll every seven days at the then existing market interest rate. This investment is not insured, and therefore, a total of $1,500,000 was at risk on March 31, 2004. During the three month period ended March 31, 2004, a total of $500,000 was redeemed and transferred to cash with no gain or loss being recognized.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
--------------------------------------------------------------------------------

NOTE 5 - INTANGIBLE ASSETS

Patents and Patents Pending
Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over seventeen years. The Company's patents relate to the treatment of autoimmune diseases.

The following is a summary of the costs of patents and patents pending:

                                                  Accumulated           Net
                                    Cost         Amortization         Amount
                                  ---------        ---------         ---------
Balance, December 31, 2002        $ 488,102        $(122,389)        $ 365,713
2003 Activity                       284,117          (37,906)          246,211
                                  ---------        ---------         ---------
Balance, December 31, 2003          772,219         (160,295)          611,924
2004 Activity                        98,443          (12,804)           85,639
                                  ---------        ---------         ---------
Balance, March 31, 2004           $ 870,662        $(173,099)        $ 697,563
                                  =========        =========         =========

NOTE 6 - RELATED PARTY TRANSACTIONS

Transactions in 2004

The Company has notes receivable in the aggregate amount of $46,619 from non-officer/director shareholders of the Company in connection with a payment plan for the purchase of Company stock. The notes accrue interest at a rate of 6.5% per annum and mature on December 31, 2007.

The note payable to related parties consists of a loan payable to one of the Company's directors. The note has no specific due date, is currently uncollateralized, and is non-interest bearing, however, interest is calculated at the applicable federal rate each quarter. The calculated interest of $1,123 was recorded during the three month period ending March 31, 2004 as interest expense and contributed capital in the accompanying financial statements because the note holder elected to forgive this interest.

Transactions in 2003

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

The Company purchased laboratory equipment for $7,767 from a firm, which has as a shareholder, one of the directors of Advanced Biotherapy, Inc. The Company agreed to make monthly payments of $486 for a total of 18 months on the invoice for this equipment. The balance due at March 31, 2004 is $3,692.

The board of directors adopted a policy that restricts the sale of shares of the Company's common stock by directors for a period of one year terminating on August 31, 2004, unless prior to that date the Company's common stock achieves a market price of $1.50 for fourteen consecutive trading days.

See Note 12 and 13 for other related party transactions.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
--------------------------------------------------------------------------------

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

Transactions in 1999

At December 31, 1999, the Company owed three employee/shareholders a total of $1,692,947 for expenses paid in previous years along with unpaid salaries. During 2000, these payables were decreased partially due to a bonus stock purchase by the employee/shareholders. At December 31, 1999, in accordance with an agreement with other employee/shareholders of the Company, they received options to purchase 842,953 shares of common stock at $0.10 per share. The value of these options, in the amount of $210,738, was used to reduce these payables. See Note 10. In 1999, the three employee/shareholders forgave the balance of these payables in the amount of $1,482,209. This is recorded in the financial statements as forgiveness of debt.

NOTE 7 - CONCENTRATIONS

Bank Accounts and Investments
The Company maintains cash in a money market account at a bank in California. The funds on deposit are not insured by the FDIC and, therefore, a total of $101,344 is at risk on March 31, 2004.

The  Company's  marketable   securities  investment  consists  of  auction  rate
preferred money market alternatives. This investment is not insured, and therefore, a total of $1,500,000 is at risk as of March 31, 2004. See Note 4.


NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Information regarding the number of shares issued and consideration received is as follows:

                                           Common Stock
                                 -------------------------------
                                    Average                                        Additional
                                   price per            Shares        Amount         Paid-in
                                     share                                          Capital
                                 ------------       ------------   ------------   ------------
Common stock issued for cash:
1985                             $        .50            100,000   $        100   $     49,900
1986                                     1.00            639,500            640        678,861
1987                                     1.00            850,500            850        759,650
1988                                     1.00             25,000             25         24,975
1993                                      .25          2,402,000          2,402        475,900
1995                                      .05          1,000,000          1,000         49,000
1996                                      .05            520,000            520         25,480
1997                                      .09          1,800,500          1,801        153,749
1998                                      .10            305,000            305         30,195
1999                                      .05          3,158,000          3,158        151,993
                                                    ------------   ------------   ------------
                                                      10,800,500         10,801      2,399,703
                                                    ------------   ------------   ------------

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
--------------------------------------------------------------------------------

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

                                                                 Common Stock
                                                       -------------------------------
                                                          Average                                           Additional
                                                         price per           Shares           Amount          Paid-in
                                                           share                                              Capital
                                                       ------------       ------------     ------------     ------------
Common stock issued for patents assigned:
1984                                                   $        .01            550,000     $      5,500     $         --
1985, adjustment to reflect change in number and
   par value of shares outstanding                               --          2,750,000           (2,200)           2,200
                                                                          ------------     ------------     ------------
                                                                             3,300,000            3,300            2,200
                                                                          ------------     ------------     ------------

Common stock issued for acquisitions:
1985                                                            .01         13,333,500           13,334          (41,112)
                                                                          ------------     ------------     ------------

Common stock issued for note receivable:
1986                                                           1.00             10,000               10            9,990
2000                                                            .05          4,932,380            4,932          241,687
                                                                          ------------     ------------     ------------
                                                                             4,942,380            4,942          251,677
                                                                          ------------     ------------     ------------

Common stock returned in payment of notes receivable:
2003                                                            .16         (1,603,789)          (1,604)        (238,964)
                                                                          ------------     ------------     ------------

Contribution of additional paid-in capital:
1991                                                             --                 --               --           35,825
1999                                                             --                 --               --           28,098
2000                                                             --                 --               --            9,735
2001                                                             --                 --               --            8,113
2002                                                             --                 --               --            5,635
2003                                                             --                 --               --            4,230
2004                                                             --                 --               --            1,123
                                                                          ------------     ------------     ------------
                                                                                    --               --           92,759
                                                                          ------------     ------------     ------------

Stock subscriptions:
1999                                                            .05            650,000              650           31,850
                                                                          ------------     ------------     ------------

Cancellation of escrowed shares in 1999                        .001           (850,000)            (850)             850
Reissued escrowed shares cancelled in error:
2001                                                           .001            850,000              850             (850)
                                                                          ------------     ------------     ------------
                                                                                    --               --               --
                                                                          ------------     ------------     ------------

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
--------------------------------------------------------------------------------

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

                                                                          Common Stock
                                                                -------------------------------
                                                                   Average                                        Additional
                                                                  price per            Shares        Amount         Paid-in
                                                                    share                                          Capital
                                                                ------------       ------------  ------------    ------------
Common stock issued for services (1):
1988                                                            $        .50             25,000  $         25   $     12,475
1989                                                                     .38             25,000            25          9,475
1990                                                                     .66             37,375            37         24,635
1991                                                                     .51            159,500           160         81,010
1992                                                                     .75             62,500            62         46,563
1993                                                                     .25            120,000           120         29,880
1996                                                                     .05            308,500           308         13,832
1997                                                                     .05            155,500           155          7,619
1999                                                                     .05             99,190            99          4,860
                                                                                   ------------  ------------   ------------
                                                                                        992,565           991        230,349
                                                                                   ------------  ------------   ------------

Common stock issued to replace unrecorded certificates:
1988                                                                    .001              1,200             1             (1)
1992                                                                    .001                500             1             (1)
2000                                                                    .001            100,000           100           (100)
                                                                                   ------------  ------------   ------------
                                                                                        101,700           102           (102)
                                                                                   ------------  ------------   ------------

Common stock issued for forgiveness of accounts payable (1):
1990
1996                                                                     .50             25,000            25         12,475
                                                                         .05            150,000           150          7,350
                                                                                   ------------  ------------   ------------
                                                                                        175,000           175         19,825
                                                                                   ------------  ------------   ------------
Common stock issued in payment of notes payable (1):
1993
2000                                                                     .25            200,000           200         49,800
                                                                         .05          1,714,995         1,715         84,035
                                                                                   ------------  ------------   ------------
                                                                                      1,914,995         1,915        133,835
                                                                                   ------------  ------------   ------------
Common stock issued in payment of loans payable (1):
2000
                                                                         .05          2,552,625         2,553        125,078
                                                                                   ------------  ------------   ------------
Common stock issued for commissions (1):
1993
                                                                        .001          1,260,000         1,260             --
                                                                                   ------------  ------------   ------------

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
--------------------------------------------------------------------------------

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

                                                         Common Stock
                                               -------------------------------
                                                  Average                                        Additional
                                                 price per            Shares          Amount         Paid-in
                                                   share                                          Capital
                                               ------------       ------------    ------------    ------------

Common stock issued for convertible debt:
2001                                           $        .25          1,605,346    $      1,605    $    399,504
2002                                                    .25          1,147,706           1,147         285,781
2003                                                    .25            788,991             789         196,460
2004                                                    .24         10,789,826          10,790       2,578,780
                                                                  ------------    ------------    ------------
                                                                    14,331,869          14,331       3,460,525
                                                                  ------------    ------------    ------------

Stock warrants exercised:
2003 (cashless exercise)                                .05            151,846             152           7,059
2004 (cashless exercise)                                .16             47,917              48           7,752
                                                                  ------------    ------------    ------------
                                                                       199,763             200          14,811
                                                                  ------------    ------------    ------------

Stock options exercised:
1997                                                    .01            325,000             325           2,929
2000                                                    .01            350,000             350           3,150
2002                                                    .04            150,000             150           5,850
2003                                                    .01            150,000             150           1,350
                                                                  ------------    ------------    ------------
                                                                       975,000             975          13,279
                                                                  ------------    ------------    ------------
Total                                                               53,926,108    $     53,925    $  6,495,713
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

Stock Bonus Plan In January 2000, the Company approved a stock bonus plan the purpose of which is to retain personnel of experience and ability in the employ of the Company and to compensate them for their contributions to the growth of the Company, thereby inducing them to continue to make such contributions in the future. During January 2000, the Company issued 9,200,000 shares of common stock under this plan to certain key officers and directors subject to various restrictions. Such stock bonuses were issued at the weighted average price at which the Company had been selling shares of stock out of authorized but yet unissued common stock to third parties during the six months immediately preceding the issuance of the bonus shares, or $0.05 per share. On February 7, 2003, the board of directors unanimously approved the repurchase and cancellation of 1,603,789 of these shares of common stock at the fair market value of $0.16 per share in satisfaction of outstanding notes receivable and accrued interest. At March 31, 2004, a total of 2,403,789 shares are available under this plan.

NOTE 9 - PREFERRED STOCK

The Company has authorized 20,000,000 shares of $0.001 par value preferred stock. As of March 31, 2004, the Company has not issued any preferred stock.


NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS

Omnibus Equity Incentive Plan
In 2000, the board of directors approved an Omnibus Equity Incentive Plan, which was later approved by the stockholders in December 2001. The purpose of the plan is to promote the long-term success of the Company and the creation of stockholder value by encouraging employees, outside directors and consultants to focus on the achievement of critical long-range objectives. The plan endeavors to attract and maintain such individuals with exceptional qualifications and to link them directly to stockholder interests through increased stock ownership. The plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or non-statutory stock options) and stock appreciation rights (SAR's). The aggregate number of options, SARs, stock units and restricted shares awarded under the plan were initially 4,000,000 common shares plus an annual increase of the lesser of two and one-half percent of the total number of common shares then outstanding or 250,000 common shares. At March 31, 2004, there are 10,000 shares available under this plan.

During January 2004, the Company issued stock options to its board of directors to purchase a total of 270,000 shares of the Company's stock at $0.42 per share for services rendered during the year ended December 31, 2003. The options are exercisable immediately and have a term of ten years. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.42, risk free interest rate of 5%, expected life of ten years, and expected volatility of 82% with no dividends expected to be paid. The Company recorded a total of $94,500 ($0.35 per option) of expense for the value of these options based upon these Black Scholes assumptions.

On February 7, 2003, the disinterested members of the board of directors approved the issuance of 4,100,000 stock options to certain key employees, directors and consultants. These seven-year options have an exercise price of $0.16 per share and vest over a period of three years, with the first one-third of such options vesting in 2004, the next one-third in 2005 and the remaining one-third vesting in 2006. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options of $0.123 per option was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.16, risk free interest rate of 5%, expected life of seven years, and expected volatility of 82% with no dividends expected to be paid. The Company will record an expense for the value of these options based upon these Black Scholes assumptions. During the period ended March 31, 2004, an expense in the amount of $168,100 was recognized, representing the first vesting milestone.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
--------------------------------------------------------------------------------

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
--------------------------------------------------------------------------------

NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS (Continued)

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

The following is a summary of the Company's equity compensation plans:

                                                                                           Number of securities
                                     Number of securities to       Weighted-average       remaining available for
                                     be issued upon exercise      exercise price of        future issuance under
               Plan                   of outstanding options     outstanding options     equity compensation plans
----------------------------------- --------------------------- ----------------------- ----------------------------
Equity compensation plan approved                    4,990,000                   $0.18                       10,000
   by security holders (1)
Equity compensation plan not
   approved by security holders                             --                      --                    2,403,789
   (2)

                                    ---------------------------                         ----------------------------
Total                                                4,990,000                                            2,413,789
                                    ===========================                         ============================

(1)   Omnibus Equity Incentive Plan

(2)   Stock Bonus Plan. See Note 8.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
--------------------------------------------------------------------------------
NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS (Continued)

Following is a summary of the status of the options during the three months ended March 31, 2004 and year ended December 31, 2003:

                                                                                  Weighted Average
                                                            Number of Shares        Exercise Price
                                                               ----------              ----------
Outstanding at January 1, 2003                                  1,957,953              $     0.13
Granted                                                         4,280,000                    0.16
Exercised                                                        (150,000)                   0.01
Forfeited                                                              --                      --
                                                               ----------              ----------
Outstanding at December 31, 2003                                6,087,953                    0.16
Granted                                                           270,000                    0.42
Exercised                                                              --                      --
Forfeited                                                              --                      --
                                                               ----------              ----------
Options outstanding at March 31, 2004                           6,357,953              $     0.17
                                                               ==========              ==========
Options exercisable at March 31, 2004                           3,624,620              $     0.17
                                                               ==========              ==========
Weighted average fair value of options granted in 2004                                 $     0.35
                                                                                       ==========

Summarized information about stock options outstanding and exercisable at March 31, 2004 is as follows:

                                                         Outstanding Options
                                -----------------------------------------------------------------------
      Exercise Price Range        Number of          Weighted Average             Weighted Average
                                   Shares             Remaining Life               Exercise Price
      ---------------------     --------------    ------------------------     ------------------------
         $0.01 - $0.42            6,357,953                5.33                        $ 0.17


                                                         Exercisable Options
                                -----------------------------------------------------------------------
      Exercise Price Range        Number of          Weighted Average             Weighted Average
                                   Shares             Remaining Life               Exercise Price
      ---------------------     --------------    ------------------------     ------------------------
         $0.01 - $0.42            3,624,620                4.92                        $ 0.17

NOTE 11 - NON-CASH COMMITMENT AND WARRANTS

During February 2003, the Company issued warrants to purchase a total of 100,000 shares of common stock to two outside consultants. These warrants have an exercise price of $0.16 per share, expire in seven years, and vest over a period of three years, with the first one-third of such warrants vesting in 2004, the next one-third in 2005 and the remaining one-third vesting in 2006. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of $0.123 per warrant was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock warrants: strike price at $0.16, risk free interest rate of 5%, expected life of seven years, and expected volatility of 82% with no dividends expected to be paid. The Company will record an expense for the value of these options based upon these Black Scholes assumptions. During the period ended March 31, 2004, an expense in the amount of $4,100 was recognized, representing the first vesting milestone.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
--------------------------------------------------------------------------------

NOTE 11 - NON-CASH COMMITMENT AND WARRANTS (Continued)

During the year ended December 31, 2002, the Company issued warrants to two advisors to purchase 239,400 shares of common stock in connection with the sale of subordinated convertible pay-in-kind notes. The warrants are exercisable for ten years and have an exercise price of $0.25 per share. In accordance with Statement of Financial Accounting Standards No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price at $0.25, risk free interest rate of 5%, expected life of ten years, and expected volatility of 98% with no dividends expected to be paid. During the year ended December 31, 2002, the Company recorded $54,344 ($0.23 per warrant) as professional fees for the aforementioned services. A cashless exercise may be used for these warrant transactions.

During the year ended December 31, 2001, the Company issued to four directors of the Company warrants to purchase up to 100,000 shares of common stock with an exercise price of $0.25 per share. The warrants expire between May 2005 and April 2006. In accordance with Statement of Financial Accounting Standards No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price at $0.25, risk free interest rate of 5%, expected life of five years, and expected volatility of 38% with no dividends expected to be paid. During the year ended December 31, 2001, the Company recorded $23,280 ($0.23 per warrant) as directors' fees for these warrants. During the three month period ended March 31, 2004, a warrant to purchase 100,000 shares of common stock was exercised using the cashless feature, resulting in the issuance of 47,917 shares of common stock.

On January 19, 2000, the Company engaged an investment banking firm and, as partial compensation for its services, issued warrants to purchase up to 4,685,135 shares of the Company's common stock with an exercise price of $0.15 per share. The warrants are exercisable for ten years. In accordance with Statement of Financial Accounting Standards No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price at $0.15, risk free interest rate of 6.2%, expected life of 10 years, and expected volatility of 30% with no dividends expected to be paid. During the year ended December 31, 2000, the Company recorded $168,665 ($0.04 per warrant) as consulting fees for the aforementioned investment banking firm services. A cashless exercise may be used for all warrant transactions. No fees are payable to the investment advisor in connection with the exercise of the warrants, which contain full, unconditional piggy-back registration rights without any holdback obligations. During the year ended December 31, 2003, a warrant to purchase 200,308 shares of common stock was exercised using the cashless feature, resulting in the issuance of 151,847 shares of common stock.

Summarized information about stock warrants outstanding and exercisable at March 31, 2004 is as follows:

                             Number of             Weighted Average         Average exercise price
                             warrants               Remaining Life
                         ------------------    --------------------------   -----------------------
      Outstanding            5,124,227                   5.68                       $0.16
      Exercisable            5,057,560                   5.67                       $0.16

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
--------------------------------------------------------------------------------

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

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $113,288 to its financial advisor, in addition to the granting of an option to the financial advisor to purchase an equivalent principal amount of convertible subordinated debt at the face amount thereof over a period of ten years. The aforementioned fee is currently being amortized over the term of the debt. Amortization for the three month period ended March 31, 2004 was $19,368.

During the year ended December 31, 2001, a total of $355,000 original debt and $46,109 of accrued interest and previously converted interest was converted into 1,605,346 shares of common stock at $0.25 per share. During the year ended December 31, 2002, a total of $245,000 original debt and $41,928 of accrued interest and previously converted interest was converted into 1,147,706 shares of common stock at $0.25 per share. During the year ended December 31, 2003, a total of $152,500 original debt and $35,393 of accrued interest and previously converted interest was converted into 751,574 shares of common stock at $0.25 per share. During the three month period ended March 31, 2004, the remaining 2000 original debt in the amount of $773,000 and $374,480 of accrued interest and previously converted interest was converted into 4,781,156 shares of common stock at $0.24. See Note 15.

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

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $25,795 to an advisor, together with a warrant to acquire 147,400 shares of common stock at $0.25 per share. Amortization of the loan origination fee for the three month period ended March 31, 2004 was $6,300.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
--------------------------------------------------------------------------------

NOTE 12 - CONVERTIBLE DEBT (Continued)

During the year ended December 31, 2003, a total of $8,000 original debt and $1,354 of accrued interest and previously converted interest was converted into 37,416 shares of common stock at $0.25 per share. During the three month period ended March 31, 2004, the remaining 2002-2004 notes totaling $1,115,500 original debt and $326,586 of accrued interest and previously converted interest was converted into 6,008,670 shares of common stock at $0.24. See Note 15.

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

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a related party a loan origination fee of $60,000, and an unrelated party a loan origination fee of $16,100. Amortization of these loan origination fees for the three month period ended March 31, 2004 was $4,759.

At March 31, 2004, the remaining 2002-2006 notes, including converted accrued interest, could be converted into a total of 14,409,355 shares of common stock.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
--------------------------------------------------------------------------------

NOTE 12 - CONVERTIBLE DEBT (Continued)

At March 31, 2004, the remaining 2003-2007 notes, including converted accrued interest, could be converted into a total of 3,275,748 shares of common stock.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Occupancy Agreements

The company has entered into a verbal agreement to pay approximately $5,000 a month to a firm owned by the Company's chief executive officer and chief financial officer for tax preparation services, monthly accounting, and reimbursement of rent and employee benefits.

The Company also entered into a verbal agreement for research and development laboratory space with a firm, which has as a shareholder, one of the directors of Advanced Biotherapy, Inc. This agreement calls for a monthly rent of $7,000 in addition to reimbursement of research and development services at a monthly cost of approximately $18,000.

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

During  March  2003,  the  Company  entered  into an  agreement  for the design,
construction   and  validation  in  accordance  with  FDA  standards  and  other regulatory requirements of a new pilot formulation and filling room to be located in Columbia, Maryland, within the facilities currently leased from New Horizons Diagnostics, Inc., a company principally owned by a director of the Company. As of March 31, 2004, the costs associated with the construction are $245,247.

Subsequent to the date of these financial statements, the Company signed a business development contract with a consultant for a one year period, automatically renewable for an additional year. According to the terms, if the business development efforts by the consultant are successful under terms acceptable by the Company, the Company would pay a cash fee and issue warrants to purchase Company common stock upon satisfaction of certain performance milestones for which the amount of warrant shares would range from 250,000 to 750,000 shares for each milestone, and the warrant exercise price would be set at the then current market value issue warrants to purchase from the Company 250,000 to 750,000 shares of common stock to the consultant.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
--------------------------------------------------------------------------------

NOTE 14 - INCOME TAXES

The following is a reconciliation of income tax, computed at the federal statutory rate, to the provision for taxes:

                                March 31, 2004                March 31, 2003
                          ------------------------       ------------------------
                            Amount        Percent         Amount         Percent
                          ---------      ---------       ---------      ---------
Federal tax (benefit)     $(318,000)           (34)%     $(155,000)           (34)%
State tax (benefit)        (175,000)            (8)%       (36,000)            (8)%
Valuation allowance         493,000             42%        191,000             42%
                          ---------      ---------       ---------      ---------
                          $      --             --       $      --             --
                          =========      =========       =========      =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax assets at March 31, 2004 and December 31, 2003 are as follows:

                                                 March 31,      December 31,
                                                   2004            2003
                                               -----------      -----------
Deferred tax asset:
    Net operating loss carryforwards           $ 3,028,000      $ 2,636,000
    General business credit carryforwards           73,000           73,000
    Excess book accumulated amortization            29,000           29,000
                                               -----------      -----------
Deferred tax asset                               3,130,000        2,738,000
Deferred tax liabilities:
    Excess tax accumulated depreciation              2,000            2,000
                                               -----------      -----------
Total deferred tax asset                         3,128,000        2,736,000
    Valuation allowance for deferred asset      (3,128,000)      (2,736,000)
                                               -----------      -----------
Net deferred tax asset                         $        --      $        --
                                               ===========      ===========

At March 31, 2004, the Company has federal net operating loss carryforwards of approximately $7,500,000, which expire in the years 2004 through 2024, state net operating loss carryforwards of approximately $5,700,000, which expire in the years 2010 through 2014, and general business credit carryforwards of approximately $73,000, which expire in the years 2012 through 2023. A total of approximately $259,000 federal net operating losses will expire on December 31, 2004.

The change in the allowance account from March 31, 2004 and December 31, 2003 was $392,000, which is principally due to the Company's net operating loss carryforward.


NOTE 15 - SUBSEQUENT EVENTS

During March 2004, the Company offered to all holders of convertible debt which is due on September 30, 2004, the opportunity to convert their outstanding convertible debt to shares of common stock at $0.24 per share, if agreed to by March 31, 2004, which was then extended to April 30, 2004. Subsequent to the date of these financial statements, a total original principal of $10,000 along with interest in the amount of $2,898 was converted into 53,741 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This Quarterly Report and other documents we file with the Securities and Exchange Commission ("SEC") contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management's assumptions. All statements other than statements of historical facts are forward-looking statements, including any statements of the plans and objectives of management for future operations, any statements concerning proposed new product candidates and prospects for regulatory approval, any projections of revenue earnings or other financial items, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "could" "expect," "project," "intend," "plan," "believe," "seek," "should," "may," "assume," "continue," variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We caution you that our performance and results could differ materially from what is expressed, implied, or forecast by our forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and the Company's stock price may be affected by a number of factors, including, without limitation: (i) availability of capital for research and development; (ii) availability of capital for clinical trials; (iii) opportunities for joint ventures and corporate partnering; (iv) opportunities for mergers and acquisitions to expand the Company's biotechnology base or acquire revenue generating products; (v) regulatory approvals of preclinical and clinical trials; (vi) the results of preclinical and clinical trials, if any; (vii) regulatory approvals of product candidates, new indications and manufacturing facilities; (viii) health care guidelines and policies relating to prospective Company products; (ix) intellectual property matters (patents); and (x) competition. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1. Business," and all subsections therein, including, without limitation, the subsections entitled, Technical Background, Government Regulation, Federal Drug Administration Regulation, Competition and Factors That May Affect the Company, and the section entitled "Market for Registrant's Common Stock and Related Stockholder Matters," all contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission.

OVERVIEW

      We believe that we are a leader in conducting investigational clinical trials allowing us to secure intellectual property for anti-cytokine based treatments of certain autoimmune diseases by the use of antibodies directed at certain cytokines, most notably interferon-gamma and tumor necrosis factor-alpha. We have no revenues or FDA-approved products, and cannot predict when we might anticipate having proprietary marketed products. Accordingly, our cash flows depend substantially on the success of our ability to enter into licensing and royalty arrangements, and raise capital through the use of equity or debt private placements.

      The Company anticipates that its minimum cash requirements for operations for the next twelve months will be less than $2,500,000, including the amount of the Company's convertible debt that becomes due on September 30, 2004 ("Convertible Debt due 2004") of approximately $18,000. The Company had $1,601,344 in cash and cash equivalents as of March 31, 2004. The Company does not have a source of revenues to continue its operations, or research and development costs beyond such funding. In order to meet the foregoing cash requirements, the Company will have to raise funds through the issuance for cash of common or preferred stock, convertible debt or loans. There is no assurance, however, that the Company will be able to raise sufficient capital to meet its cash requirements for the next 12 months, in which case the Company would undertake to adjust its operations including research and development costs.

      During March 2004 the Company submitted a proposal to the holders of Convertible Debt due September 30, 2004 to exercise their rights to convert such debt into shares of common stock at $0.24 per share by March 31, 2004 (which was extended to April 30, 2004). During the month of March, 2004, holders of $2,589,570 principal amount of Convertible Debt due 2004 (including accrued interest) have as of March 31, 2004 elected to convert such debt into 10,789,826 shares of Company Common Stock. In terms of the Company's long-term convertible debt, as of December 31, 2003, the approximate principal balance of $3,600,000 and $819,000 matures on June 30, 2006 and September 30, 2007, respectively. If before this convertible debt would be repaid the market price of the Company common stock is at least $0.75 per share for 20 consecutive trading days, then the Company may also cause the mandatory conversion of such debt into shares of Company common stock at a conversion price of $0.25 per share.

      The Company's objective also is to establish collaborative relationships with one or more pharmaceutical or biotechnological companies that could result in the generation of licensing, milestone and royalty payments to the Company. The Company is, therefore, seeking out-licensing or co-development arrangements of its intellectual property that will generate recurring revenue and cash flow. As of the date hereof, the Company has not entered into any agreement with a pharmaceutical or biotechnological company, or any such out-licensing arrangements. In general, we have a history of operating losses and have not generated any revenue. As of March 31, 2004 we had an accumulated deficit of approximately $9,638,000. Over the next several months, we expect to incur substantial additional expenses as we continue to identify and develop potential products and invest in research. Since we or potential collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain.

      During, 2004, the Company's development goal is to produce, or have produced, a series of human or humanized antibody-based products through collaborations with other biotechnology companies. The Company has identified Innogenetics NV that can develop and manufacture such antibodies for the Company. The Company recently announced the signing of a cross-licensing agreement with Innogenetics NV that enables the two companies to combine Innogenetics' patented humanized antibody to interferon gamma (known as INNO
202) and the Company's intellectual property in the field of various immune diseases involving interferon-gamma. By granting access to their respective intellectual property, the Company believes that the agreement provides a joint position to attract interested third parties when negotiating mutually relevant development and commercial license agreements. See the Company's Form 8-K filed May 5, 2004, for further information set forth in the Company's press release about the cross-licensing agreement. Management believes that the availability of this technology will make it possible to produce safer and more standardized antibodies for commencement of human clinical trials, under FDA guidelines, in the United States.

      The Company has no expected purchases or sales of significant equipment and there are no expected significant changes in the number of employees of the Company.

RESULTS OF OPERATIONS - Three months ended March 31, 2004 and 2003.

      The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

LIQUIDITY AND CAPITAL RESOURCES.

      To date, we have financed our operations through private placements of equity and convertible debt securities. The Company had $1,601,344 in cash and cash equivalents as of March 31, 2004 and had issued and outstanding 53,926,108 shares of its Common Stock.

Three Months Ended March 31, 2004 and 2003.

      For the three months ended March 31, 2004, the Company realized a net loss of $936,751 compared to a net loss of $458,369 for the three months ended March 31, 2003. The Company had increases in expenses over the three months ended March 31, 2003, consisting primarily of the following: increased research and development expenses in the amount of $72,044, increased professional fees of $13,182, increased stock options and warrants issued for compensation of 172,200, increased administrative salaries and benefits of $25,911, increased interest expense in the amount of $162,803 related to the Company's convertible subordinated debt and subordinated convertible pay-in-kind notes, increased depreciation and amortization in the amount of $22,276, decreased interest income of $6,729 net of decreased general and administrative expenses in the amount of $4,438.

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

PART II

ITEM 2. (c) CHANGES IN SECURITIES

      In March 2004 the Company submitted a proposal to the holders of Convertible Debt due 2004 to exercise their rights to convert such debt into shares of common stock at $0.24 per share by March 31, 2004 (which was extended to April 30, 2004). During the month of March 2004, holders of $2,589,570 principal amount of Convertible Debt due 2004 (including accrued interest) elected to convert such debt into 10,789,826 shares of Common Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit
            Number      Description

            2.5         Form  of   Amendment   to  Section  3.13  of  Bylaws  of
                        Registrant.

            4.3         Form of Registrant's Common Stock Certificate.

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

      (b)   Reports on Form 8-K

            NONE.

                                  EXHIBIT INDEX

            Exhibit     Description

            2.5         Form  of   Amendment   to  Section  3.13  of  Bylaws  of
                        Registrant.

            4.3          Form of Registrant's Common Stock Certificate

            31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

            31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

            32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            3.22 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized as of May 11, 2004.

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