Form 10QSB
period 2004-06-30
ADVANCED BIOTHERAPY INC
filed 2004-08-12
CIK 791833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the period ended June 30, 2004

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

As of August 6, 2004, the Registrant had 53,979,853 shares of common stock, $0.001 par value, outstanding.

      ---------------------------------------------------------------------

                                TABLE OF CONTENTS


ITEM                                                                        PAGE
                                                                            ----
                                     PART I.

1.   Financial Statements

     a.  Independent Accountant's Review
         Report................................................................1

     b.  Balance Sheets -- June 30, 2004 (unaudited) and December 31, 2003.....2

     c.  Statements of Operations -- Three Months Ended June 30, 2004,
         June 30, 2003, and from Inception through June 30, 2004...............3

     d.  Statement of Stockholders' Equity
         (Deficit).............................................................4

     e.  Statement  of Cash Flows -- Three  Months Ended June 30, 2004,
         June 30, 2003 and from Inception through June 30, 2004................5

     f.  Notes to Financial Statements.........................................6

2.   Management's Discussion and Analysis of Financial Condition and Results
         of Operations........................................................26

3.   Controls and Procedures..................................................29


                                    PART II.

4.   Changes in Securities....................................................29

5.   Other Information........................................................30

6.   Exhibits and Reports on Form 8-K.........................................30

                           ADVANCED BIOTHERAPY, INC.
                        (A Development Stage Enterprise)

                         REVIEWED FINANCIAL STATEMENTS

                                 June 30, 2004


                            WILLIAMS & WEBSTER, P.S.
                          Certified Public Accountants
                        Bank of America Financial Center
                          W 601 Riverside, Suite 1940
                               Spokane, WA 99201
                                 (509) 838-5111

The Board of Directors
Advanced Biotherapy, Inc.
Woodland Hills, CA


                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying balance sheet of Advanced Biotherapy, Inc. (a development stage company and a Delaware corporation) as of June 30, 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three months ended June 30, 2004 and 2003 and for the period from December 2, 1985 (inception) to June 30, 2004. All information included in these financial statements is the representation of the management of Advanced Biotherapy, Inc.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated little revenue in the past years, and has suffered recurring losses from operations resulting in an accumulated deficit of $10,124,282 at June 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 4, 2004

PART I

ITEM 1.  FINANCIAL STATEMENTS

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                       JUNE 30,
                                                                                         2004         DECEMBER 31,
                                                                                      (UNAUDITED)         2003
                                                                                      ------------    ------------
ASSETS

      CURRENT ASSETS
          Cash                                                                        $    114,469    $     44,591
          Marketable securities                                                          1,075,000       2,000,000
          Notes receivable - related party                                                      --          46,619
          Interest receivable - related party                                                   --          12,030
          Deposits and prepaid expenses                                                     18,239          54,967
                                                                                      ------------    ------------
               Total Current Assets                                                      1,207,708       2,158,207
                                                                                      ------------    ------------
      PROPERTY, PLANT AND EQUIPMENT, NET                                                   317,598         249,156
                                                                                      ------------    ------------
      OTHER ASSETS
          Notes receivable - related party                                                  46,619              --
          Interest receivable - related party                                               13,545              --
          Deferred loan origination fees, net of accumulated amortization                   35,837          71,022
          Patents and patents pending, net of accumulated amortization                     764,989         611,924
                                                                                      ------------    ------------
               Total Other Assets                                                          860,990         682,946
                                                                                      ------------    ------------
TOTAL ASSETS                                                                          $  2,386,296    $  3,090,309
                                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      CURRENT LIABILITIES
          Accounts payable                                                            $    260,486    $    148,727
          Accounts payable - related party                                                      --           6,713
          Accrued expenses - related party                                                      --          94,500
          Loan payable - related party                                                       2,347           4,992
          Current portion of convertible notes payable                                      18,951       2,429,710
                                                                                      ------------    ------------
               Total Current Liabilities                                                   281,784       2,684,642
                                                                                      ------------    ------------
      LONG-TERM DEBT
          Convertible notes payable, net of current portion                              4,671,600       4,421,276
          Note payable to related parties                                                  127,631         127,631
                                                                                      ------------    ------------
               Total Long-Term Debt                                                      4,799,231       4,548,907
                                                                                      ------------    ------------
      Total Liabilities                                                                  5,081,015       7,233,549
                                                                                      ------------    ------------
      COMMITMENTS AND CONTINGENCIES                                                             --              --
                                                                                      ------------    ------------
      STOCKHOLDERS' EQUITY (DEFICIT)
          Preferred stock, par value $0.001; 20,000,000 shares authorized,
              no shares issued and outstanding                                                  --              --
          Common stock, par value $0.001; 200,000,000 shares authorized,
              53,979,849 and 43,088,365 shares issued and outstanding, respectively         53,979          43,087
          Additional paid-in capital                                                     6,509,668       3,908,058
          Stock options and warrants                                                       865,916         607,016
          Deficit accumulated during development stage                                 (10,124,282)     (8,701,401)
                                                                                      ------------    ------------
               Total Stockholders' Equity (Deficit)                                     (2,694,719)     (4,143,240)
                                                                                      ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                  $  2,386,296    $  3,090,309
                                                                                      ============    ============

             See accompanying notes and accountant's review report.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                       FROM INCEPTION
                                             THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,  (DECEMBER 2, 1985)
                                             --------------------------    -------------------------       THROUGH
                                                2004           2003            2004         2003        JUNE 30, 2004
                                             (UNAUDITED)    (UNAUDITED)    (UNAUDITED)   (UNAUDITED)     (UNAUDITED)
                                             -----------    -----------    -----------   -----------   ----------------
REVENUES                                     $        --    $        --    $        --   $        --    $    89,947
                                             -----------    -----------    -----------   -----------    -----------
OPERATING EXPENSES
     Research and development                    136,160        127,809        318,135       237,740      3,398,245
     Promotional fees                              4,864          3,209          5,457         3,449         40,093
     Professional fees                            38,619         30,752        108,176        87,127      2,348,544
     Vesting of stock options and warrants            --             --        172,200            --        508,809
     Directors' fees                                  --             --             --            --        161,380
     Depreciation and amortization                21,848         24,747         67,837        48,460        730,054
     Administrative salaries and benefits         67,928         83,683        147,672       137,516      1,510,870
     Insurance                                    20,110         18,132         40,220        36,263        231,316
     Shareholder relations and transfer fees      17,622          5,375         20,745        10,883        264,586
     Rent                                         26,688         14,320         52,165        40,691        291,582
     Travel and entertainment                     13,034         13,951         28,481        21,115        278,790
     Telephone and communications                  2,843          1,007          6,365         2,111         51,996
     Office                                        1,988          1,453          3,342         4,886         68,398
     General and administrative                   13,908          8,825         21,762        21,117        704,557
                                             -----------    -----------    -----------   -----------    -----------
        Total Operating Expenses                 365,612        333,263        992,557       651,358     10,589,220
                                             -----------    -----------    -----------   -----------    -----------

LOSS FROM OPERATIONS                            (365,612)      (333,263)      (992,557)     (651,358)   (10,499,273)

OTHER INCOME (EXPENSES)
     Miscellaneous income                             --             --             --            --         22,000
     Interest and dividend income                  5,791          9,332         11,710        21,980        159,275
     Internal gain on sale of securities              --             --             --            --        157,520
     Forgiveness of debt                              --             --             --            --      2,047,437
     Forgiveness of payables                          --             --             --            --         45,396
     Loss on disposal of office equipment             --             --             --            --         (2,224)
     Interest expense                           (126,309)      (152,588)      (442,034)     (305,510)    (2,054,413)
                                             -----------    -----------    -----------   -----------    -----------
        Total Other Income (Expenses)           (120,518)      (143,256)      (430,324)     (283,530)       374,991
                                             -----------    -----------    -----------   -----------    -----------

LOSS BEFORE INCOME TAXES                        (486,130)      (476,519)    (1,422,881)     (934,888)   (10,124,282)

INCOME TAXES                                          --             --             --            --             --
                                             -----------    -----------    -----------   -----------    -----------

NET LOSS                                     $  (486,130)   $  (476,519)    (1,422,881)  $  (934,888)   $(10,124,282)
                                             ===========    ===========    ===========   ===========    ============
     BASIC AND DILUTED NET LOSS
     PER COMMON SHARE                        $     (0.01)   $     (0.01)         (0.03)  $     (0.02)
                                             ===========    ===========    ===========   ===========
     WEIGHTED AVERAGE NUMBER OF
     BASIC AND DILUTED COMMON STOCK
     SHARES OUTSTANDING                       53,790,991     42,224,004     48,538,366    42,681,415
                                             ===========    ===========    ===========   ===========

             See accompanying notes and accountant's review report.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                                    COMMON STOCK            ADDITIONAL      STOCK         DURING          DEFICIT
                                               ------------------------      PAID-IN     OPTIONS AND   DEVELOPMENT      ACCUMULATED
                                                 SHARES         AMOUNT       CAPITAL      WARRANTS        STAGE            TOTAL
                                               -----------    ---------    -----------    ---------    ------------    ------------
Balance, December 31, 2002                      43,601,317    $  43,600    $ 3,937,923    $ 580,027    $ (6,592,961)   $ (2,031,411)

Contribution of capital by shareholders in
  form of foregone interest                             --           --          4,230           --              --           4,230

Common stock issued in exchange
  for convertible debt at $0.25 per share          788,991          789        196,460           --              --         197,249

Stock issued for cash at an average price of
  $0.01 per share from the exercise of options     150,000          150          1,350           --              --           1,500

Stock returned in settlement of notes
  and accrued interest receivable               (1,603,789)      (1,604)      (238,964)          --              --        (240,568)

Stock options issued in exchange
  for services                                          --           --             --       34,200              --          34,200

Stock issued for cashless exercise of warrants
  at $0.05 per share                               151,846          152          7,059       (7,211)             --              --

Net loss for the year ended
  December 31, 2003                                     --           --             --           --      (2,108,440)     (2,108,440)
                                               -----------    ---------    -----------    ---------    ------------    ------------

Balance, December 31, 2003                      43,088,365       43,087      3,908,058      607,016      (8,701,401)     (4,143,240)

Contribution of capital by shareholders in
  form of foregone interest                             --           --          2,234           --              --           2,234

Common stock issued in exchange
  for convertible debt at $0.24 per share       10,843,567       10,844      2,591,624           --              --       2,602,468

Stock options issued in exchange
  for services                                          --           --             --       94,500              --          94,500

Stock options and warrants issued in exchange
  for services, one third vested                        --           --             --      172,200              --         172,200

Stock issued for cashless exercise of warrants
  at $0.16 per share                                47,917           48          7,752       (7,800)             --              --

Net loss for the period ended
  June 30, 2004                                         --           --             --           --      (1,422,881)     (1,422,881)
                                               -----------    ---------    -----------    ---------    ------------    ------------

Balance, June 30, 2004 (unaudited)              53,979,849    $  53,979    $ 6,509,668    $ 865,916    $(10,124,282)   $ (2,694,719)
                                               ===========    =========    ===========    =========    ============    ============

Summary of required information regarding stock issuances can be found in Note
8.

             See accompanying notes and accountant's review report.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                      FROM INCEPTION
                                                                        SIX MONTHS ENDED JUNE 30,    (DECEMBER 2, 1985)
                                                                      ----------------------------        THROUGH
                                                                         2004              2003        JUNE 30, 2004
                                                                      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                                                      ------------    ------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                       $ (1,422,881)   $(934,888.00)   $(10,124,282)
     Adjustments to reconcile net loss to cash
     used in operating activities:
         Depreciation and amortization                                      67,837          48,460         672,166
         Loss on disposal of equipment                                          --              --           2,224
         Investment income                                                      --              --        (157,520)
         Expenses paid through issuance of common stock                         --              --         231,340
         Expenses paid through issuance
           of common stock warrants and options                            172,200          34,200         575,689
         Accrued interest paid by convertible debt                         442,033         302,958       1,664,304
         Expenses paid through contribution
           of additional paid-in capital                                     2,234           2,064          58,045
         Organization costs                                                     --              --          (9,220)
         Decrease (increase) in assets:
             Marketable securities                                         925,000         750,000      (1,075,000)
             Deposits and prepaid expenses                                  36,728          26,573         (18,239)
             Interest receivable                                            (1,515)         (3,474)        (54,113)
             Deferred loan origination cost                                 35,185              --        (122,110)
         Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                         111,759          33,520         338,027
             Accounts and notes payable, related parties                    (6,713)          7,461         149,582
             Payroll and payroll taxes payable                                  --              --           8,878
             Accrued interest                                                   --              --              --
                                                                      ------------    ------------    ------------
                Net cash provided by (used) in operating activities        361,867         266,874      (7,860,229)
                                                                      ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                              (74,289)       (178,178)       (377,538)
     Acquisition of patents                                               (215,055)        (99,333)       (987,274)
                                                                      ------------    ------------    ------------
                Net cash used in investing activities                     (289,344)       (277,511)     (1,364,812)
                                                                      ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                     --           1,500       2,457,254
     Internal gain on sale of securities                                        --              --         157,520
     Proceeds from convertible notes                                            --              --       6,514,000
     Proceeds from notes payable                                                --              --         388,508
     Payments on notes payable                                              (2,645)             --        (177,772)
                                                                      ------------    ------------    ------------

                Net cash provided by (used) in financing activities         (2,645)          1,500       9,339,510
                                                                      ------------    ------------    ------------

     Net increase in cash                                                   69,878          (9,137)        114,469

     CASH, BEGINNING                                                        44,591          31,081              --
                                                                      ------------    ------------    ------------

     CASH, ENDING                                                     $    114,469    $     21,944    $    114,469
                                                                      ============    ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Interest expense paid                                            $         --    $         --    $    339,927
                                                                      ============    ============    ============
     Income taxes paid                                                $         --    $         --    $         --
                                                                      ============    ============    ============

NON-CASH FINANCING AND INVESTING ACTIVITIES:

     Common stock issued in exchange for
         professional fees and expenses                               $         --    $         --    $    340,869
     Contributed expenses                                             $      2,234    $      2,064    $     58,045
     Common stock issued for a loan payable                           $         --    $         --    $    213,381
     Common stock issued for notes receivable                         $         --    $         --    $    246,619
     Common stock returned in payment of
         notes and interest receivable                                $         --    $    240,568    $    240,568
     Warrants and options issued for services and accrued expenses    $    266,700    $     34,200    $    670,189
     Common stock issued on cashless exercise of warrants             $      7,800    $         --    $     15,011
     Accrued interest paid by convertible debt                        $    442,033    $    302,958    $  1,664,304
     Common stock issued for convertible debt                         $  2,160,435    $     19,119    $  2,867,591


             See accompanying notes and accountant's review report.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004
--------------------------------------------------------------------------------

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

For the six month period ended June 30, 2004, the Company incurred a net loss of $1,422,881 and had an accumulated deficit during the development stage of $10,124,282. The Company anticipates that its minimum cash requirements for operations for the next twelve months will be less than $2,500,000. The Company does not have a source of revenues to continue its operations or research and development costs beyond its cash and marketable securities on hand. In order to meet the foregoing cash requirements, the Company will have to raise funds through the issuance for cash of common or preferred stock, convertible debt or loans. There is no assurance, however, that the Company will be able to raise sufficient capital to meet its cash requirements for the next 12 months, in which case the Company would undertake to adjust its operations including research and development costs. Management's objective also is to establish a collaborative relationship with either a pharmaceutical or biotechnology company that would result in the generation of licensing, milestone and royalty payments to the Company. The future of the Company is dependent upon these plans, and if successful the future cash requirements may be met. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004
--------------------------------------------------------------------------------

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

Promotional Fees

Promotional fees are charged to operations in the year incurred. Promotional fees amounted to $5,457 and $3,449 for the six month periods ended June 30, 2004 and 2003, respectively.

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

Deferred Loan Origination Fees

During the year ended December 31, 2000, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note
12. These loan origination fees were amortized over the life of the related debt. During the six month period ended June 30, 2004, the Company recorded amortization expense in the amount of $19,368, which represented the balance of the deferred fees, as the related convertible subordinated debt was fully converted to stock during the period.

During the year ended December 31, 2002, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note
12. These loan origination fees, which totaled $35,837, net of accumulated amortization at June 30, 2004, are amortized over the life of the related debt.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004
--------------------------------------------------------------------------------

During the six month period ended June 30, 2004, the Company recorded amortization expense in the amount of $15,818 related to these fees.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004
--------------------------------------------------------------------------------

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

At June 30, 2004 and 2003, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Interim Financial Statements

The interim financial statements as of and for the quarter ended June 30, 2004, included herein, have been prepared without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to five years. During the year ended December 31, 2003, the Company wrote off a total of $33,723 of fully depreciated assets as they had been abandoned.

The following is a summary of property, equipment and accumulated depreciation at June 30, 2004 and December 31, 2003:

                                                  June 30,         December 31,
                                                    2004               2004
                                                  --------          --------
                                                    Cost              Cost
                                                  --------          --------
      Lab equipment                               $ 28,566          $ 28,566
      Office equipment                              18,298            16,909
      Furniture and fixtures                        21,748            10,082
      Filing room under construction               268,958           207,725
                                                  --------          --------
                                                   337,570           263,282
      Less accumulated depreciation                 19,972            14,126
                                                  --------          --------
      Property, plant and equipment, net           317,598           249,156
                                                  ========          ========

Depreciation expense for the six months ended June 30, 2004 and 2003 was $2,758 and $1,490, respectively.

NOTE 4 - INVESTMENTS

Marketable Securities

The Company's investments in equity securities that are intended to be held for a short period are classified as trading securities. These securities are recorded at fair value as current assets on the balance sheet under the caption of marketable securities. The change in fair value of those securities is included in earnings during the period presented. In the six month period ended June 30, 2004, there was no change in the fair market value of the securities held, however, the Company sold a portion of its securities during the year. The Company's marketable securities investment consists of auction rate preferred stock money market alternatives that roll every seven days at the then existing market interest rate. This investment is not insured, and therefore, a total of $1,075,000 was at risk on June 30, 2004. During the six month period ended June 30, 2004, a total of $925,000 was redeemed and transferred to cash with no gain or loss being recognized.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004
--------------------------------------------------------------------------------

NOTE 5 - INTANGIBLE ASSETS

Patents and Patents Pending

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over seventeen years. The Company's patents relate to the treatment of autoimmune diseases.

The following is a summary of the costs of patents and patents pending:

                                                      Accumulated        Net
                                          Cost       Amortization       Amount
                                       ---------       ---------       ---------
      Balance, December 31, 2002       $ 488,102       $(122,389)      $ 365,713
      2003 Activity                      284,117         (37,906)        246,211
                                       ---------       ---------       ---------
      Balance, December 31, 2003         772,219        (160,295)        611,924
      2004 Activity                      179,870         (26,805)        153,065
                                       ---------       ---------       ---------
      Balance, June 30, 2004           $ 952,089       $(187,100)      $ 764,989
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

The note payable to related parties consists of a loan payable to one of the Company's directors. The note has no specific due date, is currently uncollateralized. The holder of the note has agreed not to demand payment for a minimum of at least one year. This note is non-interest bearing, however, interest is calculated at the applicable federal rate each quarter. The calculated interest of $2,234 was recorded during the six month period ending June 30, 2004 as interest expense and contributed capital in the accompanying financial statements because the note holder elected to forgive this interest.

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

The Company purchased laboratory equipment for $7,767 from a firm, which has as a shareholder, one of the directors of Advanced Biotherapy, Inc. The Company agreed to make monthly payments of $486 for a total of 18 months on the invoice for this equipment. The balance due at June 30, 2004 is $2,347.

The board of directors adopted a policy that restricts the sale of shares of the Company's common stock by directors for a period of one year terminating on August 31, 2004, unless prior to that date the Company's common stock achieves a market price of $1.50 for fourteen consecutive trading days. See Note 12 and 13 for other related party transactions.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004
--------------------------------------------------------------------------------

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

NOTE 7 - CONCENTRATIONS

Bank Accounts and Investments

The Company maintains cash in a money market account at a bank in California. The funds on deposit are not insured by the FDIC and, therefore, a total of $112,469 and $44591 is at risk on June 30, 2004 and December 31, 2003.

The  Company's  marketable   securities  investment  consists  of  auction  rate
preferred money market alternatives. This investment is not insured, and therefore, a total of $1,075,000 is at risk as of June 30, 2004. See Note 4.


NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Information regarding the number of shares issued and consideration received is as follows:

                                                                    Common Stock
                                                   ----------------------------------------------
                                                      Average                                         Additional
                                                     price per          Shares          Amount         Paid-in
                                                      share                                            Capital
                                                   ------------      --------------   -----------    ------------
Common stock issued for cash:
1985                                                  $   .50              100,000    $      100     $    49,900
1986                                                     1.00              639,500           640         678,861
1987                                                     1.00              850,500           850         759,650
1988                                                     1.00               25,000            25          24,975
1993                                                      .25            2,402,000         2,402         475,900
1995                                                      .05            1,000,000         1,000          49,000
1996                                                      .05              520,000           520          25,480
1997                                                      .09            1,800,500         1,801         153,749
1998                                                      .10              305,000           305          30,195
1999                                                      .05            3,158,000         3,158         151,993
                                                                     --------------   -----------    ------------
                                                                        10,800,500        10,801       2,399,703
                                                                     --------------   -----------    ------------

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004
--------------------------------------------------------------------------------

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

                                                                    Common Stock
                                                   ----------------------------------------------
                                                      Average                                         Additional
                                                     price per          Shares          Amount         Paid-in
                                                      share                                            Capital
                                                   ------------      --------------   -----------    ------------
Common stock issued for patents assigned:
1984                                                  $   .01              550,000    $    5,500     $         -
1985, adjustment to reflect change in number and
   par value of shares outstanding                          -            2,750,000        (2,200)          2,200
                                                                     --------------   -----------    ------------
                                                                         3,300,000         3,300           2,200
                                                                     --------------   -----------    ------------

Common stock issued for acquisitions:
1985                                                      .01           13,333,500        13,334         (41,112)
                                                                     --------------   -----------    ------------

Common stock issued for note receivable:
1986                                                     1.00               10,000            10           9,990
2000                                                      .05            4,932,380         4,932         241,687
                                                                     --------------   -----------    ------------
                                                                         4,942,380         4,942         251,677
                                                                     --------------   -----------    ------------

Common stock returned in payment of notes receivable:
2003                                                      .16          (1,603,789)       (1,604)       (238,964)
                                                                     --------------   -----------    ------------

Contribution of additional paid-in capital:
1991                                                        -                    -             -          35,825
1999                                                        -                    -             -          28,098
2000                                                        -                    -             -           9,735
2001                                                        -                    -             -           8,113
2002                                                        -                    -             -           5,635
2003                                                        -                    -             -           4,230
2004                                                        -                    -             -           2,234
                                                                     --------------   -----------    ------------
                                                                                 -             -          93,870
                                                                     --------------   -----------    ------------

Stock subscriptions:
1999                                                      .05              650,000           650          31,850
                                                                     --------------   -----------    ------------

Cancellation of escrowed shares in 1999                   .001            (850,000)         (850)            850
Reissued escrowed shares cancelled in error:
2001                                                      .001              850,000          850            (850)
                                                                     --------------   -----------    ------------
                                                                                 -             -               -
                                                                     --------------   -----------    ------------

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004
--------------------------------------------------------------------------------

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

                                                                    Common Stock
                                                   ----------------------------------------------
                                                      Average                                         Additional
                                                     price per          Shares          Amount         Paid-in
                                                      share                                            Capital
                                                   ------------      --------------   -----------    ------------
Common stock issued for services (1):
1988                                                   $  .50               25,000    $       25     $    12,475
1989                                                      .38               25,000            25           9,475
1990                                                      .66               37,375            37          24,635
1991                                                      .51              159,500           160          81,010
1992                                                      .75               62,500            62          46,563
1993                                                      .25              120,000           120          29,880
1996                                                      .05              308,500           308          13,832
1997                                                      .05              155,500           155           7,619
1999                                                      .05               99,190            99           4,860
                                                                     --------------   -----------    ------------
                                                                           992,565           991         230,349
                                                                     --------------   -----------    ------------

Common stock issued to replace unrecorded
  certificates:
1988                                                      .001               1,200             1              (1)
1992                                                      .001                 500             1              (1)
2000                                                      .001             100,000           100            (100)
                                                                     --------------   -----------    ------------
                                                                           101,700           102            (102)
                                                                     --------------   -----------    ------------
Common stock issued for forgiveness of accounts
  payable (1):
1990                                                      .50               25,000            25          12,475
1996                                                      .05              150,000           150           7,350
                                                                     --------------   -----------    ------------
                                                                           175,000           175          19,825
                                                                     --------------   -----------    ------------

Common stock issued in payment of notes payable (1):
1993                                                      .25              200,000           200          49,800
2000                                                      .05            1,714,995         1,715          84,035
                                                                     --------------   -----------    ------------
                                                                         1,914,995         1,915         133,835
                                                                     --------------   -----------    ------------

Common stock issued in payment of loans payable (1):
2000                                                      .05            2,552,625         2,553         125,078
                                                                     --------------   -----------    ------------

Common stock issued for commissions (1):
1993                                                      .001           1,260,000         1,260              --
                                                                     --------------   -----------    ------------

                                                                   Common Stock
                                                   --------------------------------------------
                                                      Average                                       Additional
                                                     price per        Shares          Amount         Paid-in
                                                      share                                          Capital
                                                   ------------    --------------   -----------    ------------
Common stock issued for convertible debt:
2001                                                   $  .25          1,605,346    $    1,605     $   399,504
2002                                                      .25          1,147,706         1,147         285,781
2003                                                      .25            788,991           789         196,460
2004                                                      .24         10,843,567        10,844       2,591,624
                                                                   --------------   -----------    ------------
                                                                      14,385,610        14,385       3,473.369
\                                                                   --------------   -----------    ------------

Stock warrants exercised:
2003 (cashless exercise)                                  .05            151,846           152           7,059
2004 (cashless exercise)                                  .16             47,917            48           7,752
                                                                   --------------   -----------    ------------
                                                                         199,763           200          14,811
                                                                   --------------   -----------    ------------

Stock options exercised:
1997                                                      .01            325,000           325           2,929
2000                                                      .01            350,000           350           3,150
2002                                                      .04            150,000           150           5,850
2003                                                      .01            150,000           150           1,350
                                                                   --------------   -----------    ------------
                                                                         975,000           975          13,279
                                                                   --------------   -----------    ------------
Total                                                                 53,979,849    $   53,979     $  6,509,668
                                                                   ==============   ===========    ============

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

Stock Bonus Plan

In January 2000, the Company approved a stock bonus plan the purpose of which is to retain personnel of experience and ability in the employ of the Company and to compensate them for their contributions to the growth of the Company, thereby inducing them to continue to make such contributions in the future. During January 2000, the Company issued 9,200,000 shares of common stock under this plan to certain key officers and directors subject to various restrictions. Such stock bonuses were issued at the weighted average price at which the Company had been selling shares of stock out of authorized but yet unissued common stock to third parties during the six months immediately preceding the issuance of the bonus shares, or $0.05 per share. On February 7, 2003, the board of directors unanimously approved the repurchase and cancellation of 1,603,789 of these

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004
--------------------------------------------------------------------------------

shares of common stock at the fair market value of $0.16 per share in satisfaction of outstanding notes receivable and accrued interest. At June 30, 2004, a total of 2,403,789 shares are available under this plan.

NOTE 9 - PREFERRED STOCK

The Company has authorized 20,000,000 shares of $0.001 par value preferred stock. As of June 30, 2004, the Company has not issued any preferred stock.


NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS

Omnibus Equity Incentive Plan

In 2000, the board of directors approved an Omnibus Equity Incentive Plan, which was later approved by the stockholders in December 2001. The purpose of the plan is to promote the long-term success of the Company and the creation of stockholder value by encouraging employees, outside directors and consultants to focus on the achievement of critical long-range objectives. The plan endeavors to attract and maintain such individuals with exceptional qualifications and to link them directly to stockholder interests through increased stock ownership. The plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or non-statutory stock options) and stock appreciation rights (SAR's). The aggregate number of options, SARs, stock units and restricted shares awarded under the plan were initially 4,000,000 common shares plus an annual increase of the lesser of two and one-half percent of the total number of common shares then outstanding or 250,000 common shares. At June 30, 2004, there are 10,000 shares available under this plan.

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

On February 7, 2003, the disinterested members of the board of directors approved the issuance of 4,100,000 stock options to certain key employees, directors and consultants. These seven-year options have an exercise price of $0.16 per share and vest over a period of three years, with the first one-third of such options vesting in 2004, the next one-third in 2005 and the remaining one-third vesting in 2006. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options of $0.123 per option was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.16, risk free interest rate of 5%, expected life of seven years, and expected volatility of 82% with no dividends expected to be paid. The Company will record an expense for the value of these options based upon these Black Scholes assumptions. During the period ended June 30, 2004, an expense in the amount of $168,100 was recognized, representing the first vesting milestone.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004
--------------------------------------------------------------------------------

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004
--------------------------------------------------------------------------------

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

The following is a summary of the Company's equity compensation plans:

                                                                                      Number of securities
                                     Number of securities to    Weighted-average     remaining available for
                                     be issued upon exercise   exercise price of      future issuance under
               Plan                   of outstanding options  outstanding options   equity compensation plans
----------------------------------- ------------------------ --------------------- ----------------------------
Equity compensation plan approved                  4,990,000                $0.18                      10,000
   by security holders (1)
Equity compensation plan not
   approved by security holders                           --                   --                   2,403,789
   (2)

                                    ------------------------                       ----------------------------
Total                                              4,990,000                                        2,413,789
                                    ========================                       ============================

(1)   Omnibus Equity Incentive Plan.

(2)   Stock Bonus Plan. See Note 8.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004
--------------------------------------------------------------------------------


NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS (CONTINUED)

Following is a summary of the status of the options during the six months ended June 30, 2004 and year ended December 31, 2003:

                                                                                       Weighted
                                                                   Number          Average Exercise
                                                                 of Shares              Price
                                                                ----------           ----------
Outstanding at January 1, 2003                                   1,957,953           $     0.13
Granted                                                          4,280,000                 0.16
Exercised                                                         (150,000)                0.01
Forfeited                                                               --                   --
                                                                ----------           ----------
Outstanding at December 31, 2003                                 6,087,953                 0.16
Granted                                                            270,000                 0.42
Exercised                                                               --                   --
Forfeited                                                               --                   --
                                                                ----------           ----------
Options outstanding at June 30, 2004                             6,357,953           $     0.17
                                                                ==========           ==========
Options exercisable at June 30, 2004                             3,624,620           $     0.17
                                                                ==========           ==========
Weighted average fair value of options granted in 2004                               $     0.35
                                                                                     ==========

Summarized information about stock options outstanding and exercisable at June 30, 2004 is as follows:

                                                              Outstanding Options
                                     -----------------------------------------------------------------------
           Exercise Price Range        Number of          Weighted Average             Weighted Average
                                        Shares             Remaining Life               Exercise Price
           ---------------------     --------------    ------------------------     ------------------------
              $0.01 - $0.42            6,357,953                5.08                        $ 0.17

                                                              Exercisable Options
                                     -----------------------------------------------------------------------
           Exercise Price Range        Number of          Weighted Average             Weighted Average
                                        Shares             Remaining Life               Exercise Price
           ---------------------     --------------    ------------------------     ------------------------
              $0.01 - $0.42            3,624,620                4.67                        $ 0.17

NOTE 11 - NON-CASH COMMITMENT AND WARRANTS

During February 2003, the Company issued warrants to purchase a total of 100,000 shares of common stock to two outside consultants. These warrants have an exercise price of $0.16 per share, expire in seven years, and vest over a period of three years, with the first one-third of such warrants vesting in 2004, the next one-third in 2005 and the remaining one-third vesting in 2006. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of $0.123 per warrant was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock warrants: strike price at $0.16, risk free interest rate of 5%, expected life of seven years, and expected volatility of 82% with no dividends expected to be paid. The Company will record an expense for the value of these options based upon these Black Scholes assumptions. During the period ended June 30, 2004, an expense in the amount of $4,100 was recognized, representing the first vesting milestone.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004
--------------------------------------------------------------------------------

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

During the year ended December 31, 2001, the Company issued to four directors of the Company warrants to purchase up to 100,000 shares of common stock with an exercise price of $0.25 per share. The warrants expire between May 2005 and April 2006. In accordance with Statement of Financial Accounting Standards No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price at $0.25, risk free interest rate of 5%, expected life of five years, and expected volatility of 38% with no dividends expected to be paid. During the year ended December 31, 2001, the Company recorded $23,280 ($0.23 per warrant) as directors' fees for these warrants. During the six month period ended June 30, 2004, a warrant to purchase 100,000 shares of common stock was exercised using the cashless feature, resulting in the issuance of 47,917 shares of common stock.

On January 19, 2000, the Company engaged an investment banking firm and, as partial compensation for its services, issued warrants to purchase up to 4,685,135 shares of the Company's common stock with an exercise price of $0.15 per share. The warrants are exercisable for ten years. In accordance with Statement of Financial Accounting Standards No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price at $0.15, risk free interest rate of 6.2%, expected life of 10 years, and expected volatility of 30% with no dividends expected to be paid. During the year ended December 31, 2000, the Company recorded $168,665 ($0.04 per warrant) as consulting fees for the aforementioned investment banking firm services. A cashless exercise may be used for all warrant transactions. No fees are payable to the investment advisor in connection with the exercise of the warrants, which contain full, unconditional piggy-back registration rights without any holdback obligations. During the year ended December 31, 2003, a warrant to purchase 200,308 shares of common stock was exercised using the cashless feature, resulting in the issuance of 151,846 shares of common stock.

Summarized information about stock warrants outstanding and exercisable at June 30, 2004 is as follows:

                                    Number of             Weighted Average         Average exercise price
                            warrants Remaining Life
                            -----------------------------------------------------------------------------
      Outstanding                   5,124,227                   5.43                       $0.16
      Exercisable                   5,057,560                   5.42                       $0.16

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004
--------------------------------------------------------------------------------

NOTE 12 - CONVERTIBLE DEBT

2000 Convertible Notes

During the year ended December 31, 2000, the Company sold in a private placement to accredited investors $1,510,500 of convertible subordinated debt due and payable September 30, 2004. The debt bears interest at the rate of 10% per annum and is payable semi-annually in cash or through the issuance of additional convertible subordinated debt. The unpaid accrued interest of $432,992 as of June 30, 2004 has been converted to additional convertible debt.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $113,288 to its financial advisor, in addition to the granting of an option to the financial advisor to purchase an equivalent principal amount of convertible subordinated debt at the face amount thereof over a period of ten years. The aforementioned fee is currently being amortized over the term of the debt. Amortization for the six month period ended June 30, 2004 was $19,368.

During the year ended December 31, 2001, a total of $355,000 original debt and $46,109 of accrued interest and previously converted interest was converted into 1,605,346 shares of common stock at $0.25 per share. During the year ended December 31, 2002, a total of $245,000 original debt and $41,928 of accrued interest and previously converted interest was converted into 1,147,706 shares of common stock at $0.25 per share. During the year ended December 31, 2003, a total of $152,500 original debt and $35,393 of accrued interest and previously converted interest was converted into 751,574 shares of common stock at $0.25 per share. During the six month period ended June 30, 2004, the remaining 2000 original debt in the amount of $773,000 and $374,480 of accrued interest and previously converted interest was converted into 4,781,156 shares of common stock at $0.24.

2002 Convertible Notes due September 30, 2004

During the year ended December 31, 2002, the Company sold in a private placement to accredited investors 2002 Subordinated Convertible Pay-in-kind Notes due September 30, 2004 ("2002-2004 convertible notes") in the principal amount of $1,148,500 in cash. A Company director personally guaranteed a total of $500,000 worth of this debt offering. The 2002-2004 convertible notes bear interest at the rate of 11% per annum payable semi-annually in cash or through the issuance of additional 2002-2004 convertible notes. The unpaid accrued interest of $223,109 as of June 30, 2004 has been converted to additional convertible debt.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $25,795 to an advisor, together with a warrant to acquire 147,400 shares of common stock at $0.25 per share. Amortization of the loan origination fee for the six month period ended June 30, 2004 was $6,300.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004
--------------------------------------------------------------------------------

NOTE 12 - CONVERTIBLE DEBT (CONTINUED)

During the year ended December 31, 2003, a total of $8,000 original debt and $1,354 of accrued interest and previously converted interest was converted into 37,416 shares of common stock at $0.25 per share. During the six month period ended June 30, 2004, 2002-2004 notes totaling $1,125,500 original debt and $329,492 of accrued interest and previously converted interest were converted into 6,062,411 shares of common stock at $0.24.

The balance due on these notes have been reclassified to current liabilities as they are payable on September 30, 2004, unless converted to stock earlier. See
Note 15 for subsequent conversions to common stock.

2002 Convertible Notes due June 1, 2006

During the year ended December 31, 2002, the Company sold in a private placement to accredited investors 2002 Subordinated Convertible Pay-in-kind Notes due June 1, 2006 ("2002-2006 convertible notes") in the principal amount of $3,055,000 in cash. The interest rate of the 2002-2006 convertible notes is 11% per annum for $2,555,000 of the debt, and 12.5% per annum for $500,000 of the debt. Interest is payable semi-annually in cash or through the issuance of additional 2002-2006 convertible notes. The unpaid accrued interest to date of $748,662 has been converted to additional convertible debt.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a related party a loan origination fee of $60,000, and an unrelated party a loan origination fee of $16,100. Amortization of these loan origination fees for the six month period ended June 30, 2004 was $9,518.

At June 30, 2004, the remaining 2002-2006 notes, including converted accrued interest, could be converted into a total of 15,214,647 shares of common stock.

2002 Convertible Notes

The proceeds from the two aforementioned placements of 2002 convertible notes were used to satisfy outstanding payables and to pay operating costs, scientific development costs and patent application legal costs, and to pursue certain collaborative relationships with other biotechnology and/or pharmaceutical companies.

2003 Convertible Notes due September 30, 2007

During the year ended December 31, 2003, the Company sold in a private placement to accredited investors 2003 Subordinated Convertible Pay-in-kind Notes due September 30, 2007 ("2003-2007 convertible notes") in the principal amount of $800,000 in cash. The interest rate of the 2003-2007 convertible notes is 12% per annum, payable semi-annually in cash or through the issuance of additional 2003-2007 convertible notes. The unpaid accrued interest to date of $67,938 has been converted to additional convertible debt.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004
--------------------------------------------------------------------------------

NOTE 12 - CONVERTIBLE DEBT (CONTINUED)

At June 30, 2004, the remaining 2003-2007 notes, including converted accrued interest, could be converted into a total of 3,471,752 shares of common stock.


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

During  March  2003,  the  Company  entered  into an  agreement  for the design,
construction   and  validation  in  accordance  with  FDA  standards  and  other regulatory requirements of a new pilot formulation and filling room to be located in Columbia, Maryland, within the facilities currently leased from New Horizons Diagnostics, Inc., a company principally owned by a director of the Company. As of June 30, 2004, the costs associated with the construction are $268,958.

During the six months ended June 30, 2004, the Company signed a business development contract with a consultant for a one year period, automatically renewable for an additional year. According to the contract terms, if the business development efforts by the consultant are successful under terms acceptable to the Company, the Company would pay a cash fee and issue varying amounts of warrants to purchase Company common stock.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004
--------------------------------------------------------------------------------

NOTE 14 - INCOME TAXES

The following is a reconciliation of income tax, computed at the federal statutory rate, to the provision for taxes:

                                     June 30, 2004                  June 30, 2003
                              ----------------------------    ---------------------------
                                 Amount          Percent         Amount         Percent
                              --------------    ----------    --------------    ---------
Federal tax (benefit)            $(485,000)        (34) %       $ (318,000)        (34)%
State tax (benefit)               (141,000)        ( 8) %          (75,000)       ( 8) %
Valuation allowance                599,000          42  %          393,000          42 %
                              --------------    ----------    --------------    ---------
                                 $      --            --        $       --            --
                              ==============    ==========    ==============    =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax assets at June 30, 2004 and December 31, 2003 are as follows:

                                                      June 30,      December 31,
                                                        2004           2003
                                                    -----------     -----------
Deferred tax asset:
    Net operating loss carryforwards                $ 3,235,000     $ 2,636,000
    General business credit carryforwards                73,000          73,000
    Excess book accumulated amortization                 29,000          29,000
                                                    -----------     -----------
Deferred tax asset                                    3,337,000       2,738,000
Deferred tax liabilities:
    Excess tax accumulated depreciation                   2,000           2,000
                                                    -----------     -----------
Total deferred tax asset                              3,335,000       2,736,000
    Valuation allowance for deferred asset           (3,335,000)     (2,736,000)
                                                    -----------     -----------
Net deferred tax asset                              $        --     $        --
                                                    ===========     ===========

At June 30, 2004, the Company has federal net operating loss carryforwards of approximately $8,000,000, which expire in the years 2004 through 2024, state net operating loss carryforwards of approximately $6,200,000, which expire in the years 2010 through 2014, and general business credit carryforwards of approximately $73,000, which expire in the years 2012 through 2023. A total of approximately $259,000 federal net operating losses will expire on December 31, 2004.

The change in the allowance account from June 30, 2004 and December 31, 2003 was $599,000, which is principally due to the Company's net operating loss carryforward.

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

      The Company anticipates that its minimum cash requirements for operations for the next twelve months will be less than $2,500,000, including the amount of the Company's convertible debt that becomes due on September 30, 2004 ("Convertible Debt due 2004") of approximately $19,000. The Company had $1,189,469 in cash and investments as of June 30, 2004. The Company does not have a source of revenues to continue its operations, or research and development costs beyond such funding. In order to meet the foregoing cash requirements, the Company will have to raise funds through the issuance for cash of common or preferred stock, convertible debt or loans. There is no assurance, however, that the Company will be able to raise sufficient capital to meet its cash requirements for the next 12 months, in which case the Company would undertake to adjust its operations including research and development costs.

      During March 2004 the Company submitted a proposal to the holders of Convertible Debt due 2004 to exercise their rights to convert such debt into shares of common stock at $0.24 per share by March 31, 2004 (which was extended to April 30, 2004). During the months of March and April, 2004, holders of $2,602,468 principal amount of Convertible Debt due 2004 (including accrued interest) have as of June 30, 2004 elected to convert such debt into 10,843,567 shares of Company Common Stock. In terms of the Company's long-term convertible debt, as of June 30, 2004, the approximate principal balance of $3,800,000 and $868,000 matures on June 30, 2006 and September 30, 2007, respectively. If before this convertible debt would be repaid the market price of the Company common stock is at least $0.75 per share for 20 consecutive trading days, then the Company may also cause the mandatory conversion of such debt into shares of Company common stock at a conversion price of $0.25 per share.

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

      In general, we have a history of operating losses and have not generated any revenue. As of June 30, 2004 we had an accumulated deficit of approximately $10,124,282. Over the next several months, we expect to incur substantial additional expenses as we continue to identify and develop potential products and invest in research. Since we or potential collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain.

      During 2004, the Company's development goal is to produce, or have produced, a series of human or humanized antibody-based products through collaborations with other biotechnology companies. The Company has identified Innogenetics NV that can develop and possibly manufacture such antibodies for the Company. The Company recently announced the signing of a cross-licensing agreement with Innogenetics NV that enables the two companies to combine Innogenetics' patented humanized antibody to interferon gamma (known as INNO
202) and the Company's intellectual property in the field of various immune diseases involving interferon-gamma. By granting access to their respective intellectual property, the Company believes that the agreement provides a joint position to attract interested third parties when negotiating mutually relevant development and commercial license agreements. See the Company's Form 8-K filed May 5, 2004, for further information set forth in the Company's press release about the cross-licensing agreement. Management believes that the availability of this technology will make it possible to produce safer and more standardized antibodies for commencement of human clinical trials, under FDA guidelines, in the United States.

      The Company has no expected purchases or sales of significant equipment and there are no expected significant changes in the number of employees of the Company.

RESULTS OF  OPERATIONS  - Three  months and six months  ended June 30,  2004 and
2003.

      The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

LIQUIDITY AND CAPITAL RESOURCES.

      To date, we have financed our operations through private placements of equity and convertible debt securities. The Company had $1,189,469 in cash and investments as of June 30, 2004 and had issued and outstanding 53,979,853 shares of its Common Stock.

Three Months Ended June 30, 2004 and 2003.

      For the three months ended June 30, 2004, the Company realized a net loss of $486,130 compared to a net loss of $476,519 for the three months ended June 30, 2003. The Company had increases in expenses over the three months ended June 30, 2003, consisting primarily of the following: increased research and development expenses in the amount of $8,351, increased professional fees of $7,867, increased shareholder relations and transfer fees of $12,247, increased rent of $12,368, increased general and administrative expenses of $5,083, decreased depreciation and amortization in the amount of $2,899, decreased interest income of $3,541, decreased administrative salaries and benefits of $15,755 and decreased interest expense in the amount of $26,279 related to the Company's convertible subordinated debt and subordinated convertible pay-in-kind notes .

Six Months Ended June 30, 2004 and 2003.

      For the six months ended June 30, 2004, the Company realized a net loss of $1,422,881 compared to a net loss of $934,888 for the six months ended June 30, 2003. The Company had increases in expenses over the six months ended June 30, 2003, consisting primarily of the following: increased research and development expenses in the amount of $80,395, increased professional fees of $21,049, increased stock options and warrants issued for compensation of $172,200, increased shareholder relations and transfer fees of $9,862, increased rent of $11,475, increased depreciation and amortization of $19,377, increased administrative salaries and benefits of $10,156, increased interest expense in the amount of $136,524 related to the Company's convertible subordinated debt and subordinated convertible pay-in-kind notes and decreased interest income of $10,270.

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

PART II

ITEM 2. (c) CHANGES IN SECURITIES

      Effective as of June 30, 2004, the Board of Directors approved the issuance of additional convertible debt and convertible notes, respectively, in payment of accrued and unpaid interest (in lieu of cash payments) as of June 30, 2004, for the Company's Subordinated Convertible Pay-Kind Notes due September 30, 2004, the Subordinated Convertible Pay-In-Kind Notes due June 1, 2006, and the Subordinated Convertible Pay-In-Kind Notes due September 30, 2007.

      ITEM 5. OTHER INFORMATION

      (a) Delisting from Berlin-Bremen Stock Exchange. On June 9, 2004, the Company reported on Form 8-K that it had submitted a demand to be delisted from the Berlin-Bremen Stock Exchange. The Company has been delisted from the Berlin-Bremen Stock Exchange, which delisting was confirmed by such Exchange later in the day on June 9, 2004.

      The  Company   reports  that  it  is  continuing  its  efforts  to  enroll participants in the Phase I FDA-approved clinical trial to initially treat drug-resistant AIDS patients with an inhibitor to Tumor Necrosis Factor-alpha (TNF-(alpha)).

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

   (b) Reports on Form 8-K

      The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 2004:

      1. April 19, 2004. The Registrant reported that it launched a Phase I FDA-approved clinical trial to initially treat antiretroviral drug-resistant AIDS patients with an inhibitor to Tumor Necrosis Factor-alpha (TNF-(alpha)). The trial is being conducted by researchers at Georgetown University.

      2. May 5, 2004. The Registrant reported that the Registrant and Innogenetics NV announced the signing of a cross-licensing agreement combining Innogenetics' patented humanized antibody to interferon-gamma (known as INNO 202) and Registrant's intellectual property in the field of various immune diseases involving interferon-gamma, as more specifically described in the joint press release filed by the Registrant.

      3. June 3, 2004. The Registrant reported that it received a Notice of Allowance from the United States Patent and Trademark Office for its patent application entitled "Methods of prevention and treatment of asthma and allergic conditions."

      4. June 9, 2004. The Registrant reported that it demanded an immediate delisting from the Berlin-Bremen Stock Exchange.

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

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized as of August 9, 2004.

                                                       Advanced Biotherapy, Inc.
                                                       (Registrant)


By:  /s/Edmond F. Buccellato                      By:  /s/William M. Finkelstein
     ---------------------------                       -------------------------
     Edmond F. Buccellato                              William M. Finkelstein
     President and CEO                                 Chief Financial Officer