Form 10QSB
period 2004-09-30
ADVANCED BIOTHERAPY INC
filed 2004-11-15
CIK 791833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2004

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________

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

As of November 5, 2004, the Registrant had 53,979,853 shares of common stock, $0.001 par value, outstanding.

      ---------------------------------------------------------------------


                                TABLE OF CONTENTS

ITEM                                                                                                            PAGE
                                                          PART I.
1.       Financial Statements

        a. Independent Accountant's Review  Report...............................................................1
        b. Balance Sheets -- September 30, 2004 (unaudited) and December 31, 2003................................2
        c. Statements of Operations --  Three Months and Nine Months Ended
           September 30, 2004 (unaudited), September 30, 2003 (unaudited), and from Inception through September 30, 2004 (unaudited).............................................3

        d. Statement of Stockholders' Equity (Deficit)...........................................................4

        e. Statement of Cash Flows -- Nine Months Ended September 30,
           2004 (unaudited), September 30, 2003 (unaudited) and from
           Inception through September 30, 2004 (unaudited)......................................................5

        f. Notes to Financial Statements.........................................................................6

2.      Management's Discussion and Analysis of Financial Condition and Results of Operations...................25

3.      Controls and Procedures.................................................................................28


                                                         PART II.

4.      Other Information.......................................................................................29

6.      Exhibits and Reports on Form 8-K........................................................................29

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Advanced Biotherapy, Inc. (a development stage company and a Delaware corporation) as of September 30, 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for the nine months ended September 30, 2004 and 2003 and for the period from December 2, 1985 (inception) to September 30, 2004. All information included in these financial statements is the representation of the management of Advanced Biotherapy, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated little revenue in the past years, and has suffered recurring losses from operations resulting in an accumulated deficit of $10,631,153 at September 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Bank of America Financial Center
W. 601 Riverside, Suite 1940
Spokane, Washington 99201
(509) 838-5111
November 10, 2004

PART I

ITEM 1.  FINANCIAL STATEMENTS


ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
---------------------------------------------------------------------------------------------

                                                                 SEPTEMBER 30,
                                                                    2004         DECEMBER 31,
                                                                 (UNAUDITED)        2003
                                                                ------------    ------------
ASSETS

     CURRENT ASSETS
         Cash                                                   $     46,493    $     44,591
         Marketable securities                                       675,000       2,000,000
         Notes receivable - related party                             46,619          46,619
         Interest receivable - related party                          14,303          12,030
         Deposits and prepaid expenses                                 1,000          54,967
                                                                ------------    ------------
             Total Current Assets                                    783,415       2,158,207
                                                                ------------    ------------

     PROPERTY, PLANT AND EQUIPMENT, NET                              320,420         249,156
                                                                ------------    ------------

     OTHER ASSETS

         Notes receivable - related party                                 --              --
         Interest receivable - related party                              --              --
         Deferred loan origination fees, net
          of accumulated amortization                                 31,078          71,022
         Patents and patents pending, net
          of accumulated amortization                                834,050         611,924
                                                                ------------    ------------
             Total Other Assets                                      865,128         682,946
                                                                ------------    ------------

TOTAL ASSETS                                                    $  1,968,963    $  3,090,309
                                                                ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     CURRENT LIABILITIES

         Accounts payable                                       $    216,048    $    148,727
         Accounts payable - related party                                 --           6,713
         Accrued expenses - related party                                 --          94,500
         Accrued interest                                            133,722              --
         Loan payable - related party                                     --           4,992
         Current portion of convertible notes payable                 18,951       2,429,710
                                                                ------------    ------------
             Total Current Liabilities                               368,721       2,684,642
                                                                ------------    ------------

     LONG-TERM DEBT

         Convertible notes payable, net of current portion         4,672,123       4,421,276
         Note payable to related parties                             128,586         127,631
                                                                ------------    ------------
                                                                ------------    ------------
             Total Long-Term Debt                                  4,800,709       4,548,907
                                                                ------------    ------------

     Total Liabilities                                             5,169,430       7,233,549
                                                                ------------    ------------

     COMMITMENTS AND CONTINGENCIES                                        --              --
                                                                ------------    ------------

     STOCKHOLDERS' EQUITY (DEFICIT)

         Preferred stock, par value $0.001; 20,000,000
          shares authorized, no shares issued and outstanding             --              --
         Common stock, par value $0.001; 200,000,000 shares
          authorized, 53,979,849 and 43,088,365 shares
          issued and outstanding, respectively                        53,979          43,087
         Additional paid-in capital                                6,510,791       3,908,058
         Stock options and warrants                                  865,916         607,016
         Deficit accumulated during development stage            (10,631,153)     (8,701,401)
                                                                ------------    ------------
             Total Stockholders' Equity (Deficit)                 (3,200,467)     (4,143,240)
                                                                ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $  1,968,963    $  3,090,309
                                                                ============    ============

              See accompanying notes and accountant's review report


ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------

                                              THREE MONTHS ENDED               NINE MONTHS ENDED             FROM INCEPTION
                                                SEPTEMBER 30,                    SEPTEMBER 30,             (DECEMBER 2, 1985)
                                         ----------------------------    -----------------------------           THROUGH
                                             2004            2003             2004            2003          SEPTEMBER 30, 2004
                                         (UNAUDITED)      (UNAUDITED)     (UNAUDITED)      (UNAUDITED)         (UNAUDITED)
                                         ------------    ------------    -------------    ------------     ------------------

REVENUES                               $           -   $           -   $            -   $           -    $         89,947.00
                                         ------------    ------------    -------------    ------------     ------------------
OPERATING EXPENSES
     Research and development             119,417.00      132,686.00       437,552.00      370,426.00           3,517,662.00
     Promotional fees                      22,221.00        3,926.00        27,678.00        7,375.00              62,314.00
     Professional fees                     67,533.00       52,174.00       175,709.00      139,301.00           2,416,077.00
     Vesting of stock options and warrants         -               -       172,200.00               -             508,809.00
     Directors' fees                               -               -                -               -             161,380.00
     Depreciation and amortization         24,122.00       26,694.00        91,959.00       75,154.00             754,176.00
     Administrative salaries and benefits  57,903.00       59,855.00       190,914.00      197,371.00           1,554,112.00
     Insurance                             26,312.00       18,723.00        78,938.00       54,986.00             270,034.00
     Shareholder relations
      and transfer fees                     3,273.00        9,409.00        24,018.00       20,292.00             267,859.00
     Rent                                  26,898.00       21,748.00        79,063.00       62,439.00             318,480.00
     Travel and entertainment               9,912.00       35,751.00        38,393.00       56,866.00             288,702.00
     Telephone and communications           3,223.00        1,820.00         9,588.00        3,931.00              55,219.00
     Office                                 4,496.00        3,596.00         7,838.00        8,482.00              72,894.00
     General and administrative            12,307.00        3,397.00        36,324.00       24,514.00             719,119.00
                                         ------------    ------------    -------------    ------------     ------------------
        Total Operating Expenses          377,617.00      369,779.00     1,370,174.00     1,021,137.00         10,966,837.00
                                         ------------    ------------    -------------    ------------     ------------------

LOSS FROM OPERATIONS                     (377,617.00)    (369,779.00)    (1,370,174.00)   (1,021,137.00)      (10,876,890.00)

OTHER INCOME (EXPENSES)

     Miscellaneous income                          -               -                -               -              22,000.00
     Interest and dividend income           4,468.00        6,349.00        16,178.00       28,329.00             163,743.00
     Internal gain on sale of securities           -               -                -               -             157,520.00
     Forgiveness of debt                           -               -                -               -           2,047,437.00
     Forgiveness of payables                       -               -                -               -              45,396.00
     Loss on disposal
      of office equipment                          -               -                -               -              (2,224.00)
     Interest expense                    (133,722.00)    (164,143.00)     (575,756.00)    (469,653.00)         (2,188,135.00)
                                         ------------    ------------    -------------    ------------     ------------------
        Total Other Income (Expenses)    (129,254.00)    (157,794.00)     (559,578.00)    (441,324.00)            245,737.00
                                         ------------    ------------    -------------    ------------     ------------------

LOSS BEFORE INCOME TAXES                 (506,871.00)    (527,573.00)    (1,929,752.00)   (1,462,461.00)      (10,631,153.00)

INCOME TAXES                                       -               -                -               -                      -
                                         ------------    ------------    -------------    ------------     ------------------

NET LOSS                               $ (506,871.00)  $ (527,573.00)  $ (1,929,752.00) $ (1,462,461.00) $    (10,631,153.00)
                                         ============    ============    =============    ============     ==================

     BASIC AND DILUTED NET LOSS
     PER COMMON SHARE                  $       (0.01)  $       (0.01)  $        (0.04)  $       (0.03)
                                         ============    ============    =============    ============

     WEIGHTED AVERAGE NUMBER OF
     BASIC AND DILUTED COMMON STOCK
     SHARES OUTSTANDING                   53,979,849      42,262,477       50,360,003      42,540,234
                                         ============    ============    =============    ============


              See accompanying notes and accountant's review report


ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     DEFICIT
                                                                                                   ACCUMULATED
                                          COMMON STOCK             ADDITIONAL       STOCK            DURING
                                   ---------------------------      PAID-IN       OPTIONS AND      DEVELOPMENT
                                      SHARES         AMOUNT         CAPITAL        WARRANTS           STAGE             TOTAL
                                   ------------- -------------    -------------  -------------     -------------    -------------

Balance, December 31, 2002         43,601,317.00 $   43,600.00 $   3,937,923.00 $   580,027.00 $   (6,592,961.00)$  (2,031,411.00)

Contribution of capital by
 shareholders in form
 of foregone interest                         --            --         4,230.00            --                 --         4,230.00

Common stock issued in
 exchange for convertible
 debt at $0.25 per share              788,991.00        789.00       196,460.00             --                --       197,249.00

Stock issued for cash at
 an average price of
 $0.01 per share from
 the exercise of options              150,000.00        150.00         1,350.00             --                --         1,500.00

Stock returned in settlement
 of notes and accrued
 interest receivable               (1,603,789.00)    (1,604.00)     (238,964.00)            --                --      (240,568.00)

Stock options issued
 in exchange for services                     --            --               --      34,200.00                --        34,200.00

Stock issued for cashless
 exercise of warrants at
 $0.05 per share                      151,846.00        152.00         7,059.00      (7,211.00)               --               --

Net loss for the year
 ended December 31, 2003                      --            --               --             --     (2,108,440.00)   (2,108,440.00)
                                   ------------- -------------    -------------  -------------     -------------    -------------

Balance, December 31, 2003         43,088,365.00     43,087.00     3,908,058.00     607,016.00     (8,701,401.00)   (4,143,240.00)

Contribution of capital by
 shareholders in form of
 foregone interest                            --            --         3,357.00             --                --         3,357.00

Common stock issued in exchange
for convertible debt
 t $0.24 per share                 10,843,567.00     10,844.00     2,591,624.00             --                --     2,602,468.00

Stock options issued in
 exchange for services                        --            --               --      94,500.00                --        94,500.00

Stock options and warrants
 issued in exchange for
 services, one third vested                   --            --               --     172,200.00                --       172,200.00

Stock issued for cashless
 exercise of warrants
 at $0.16 per share                    47,917.00         48.00         7,752.00      (7,800.00)               --               --

Net loss for the period
 ended September 30, 2004                     --            --               --             --     (1,929,752.00)   (1,929,752.00)
                                   ------------- -------------    -------------  -------------     -------------    -------------

Balance, September 30, 2004
 (unaudited)                       53,979,849.00  $  53,979.00  $  6,510,791.00  $  865,916.00  $ (10,631,153.00) $ (3,200,467.00)
                                   =============  ============  ===============  =============  ================  ===============


Summary of required information regarding stock issuances can be found in Note 8

              See accompanying notes and accountant's review report


ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------



                                                                                                    FROM INCEPTION
                                                            NINE MONTHS ENDED SEPTEMBER 30,       (DECEMBER 2, 1985)
                                                           ---------------------------------           THROUGH
                                                              2004                 2003           SEPTEMBER 30, 2004
                                                           (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
                                                           ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                            $ (1,929,752)      $(1,462,461.00)        $(10,631,153)
     Adjustments to reconcile net loss to cash
     used in operating activities:
         Depreciation and amortization                           91,959               31,738              696,288
         Loss on disposal of equipment                               --                   --                2,224
         Investment income                                           --                   --             (157,520)
         Expenses paid through issuance of common stock              --                   --              231,340
         Expenses paid through issuance
           of common stock warrants and options                 266,700               34,200              670,189
         Accrued interest paid by convertible debt              442,033              303,219            1,664,304
         Expenses paid through contribution
           of additional paid-in capital                          3,357                3,107               59,168
         Organization costs                                          --                   --               (9,220)
         Decrease (increase) in assets:
             Marketable securities                            1,325,000            1,200,000             (675,000)
             Deposits and prepaid expenses                       53,967               46,772               (1,000)
             Interest receivable                                 (2,273)              (4,231)             (54,871)
             Deferred loan origination cost                      39,944               43,416             (117,351)
         Increase (decrease) in liabilities:
             Accounts payable and accrued expenses               67,321              106,543              293,589
             Accounts and notes payable, related parties       (106,205)             (58,758)              50,090
             Payroll and payroll taxes payable                       --                   --                8,878
             Accrued interest                                   133,722              162,389              133,722
                                                           ------------         ------------         ------------

                Net cash provided by (used) in
                 operating activities                           385,773              405,934           (7,836,323)
                                                           ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of fixed assets                                   (81,234)            (194,643)            (384,483)
     Acquisition of patents                                    (299,992)            (202,754)          (1,072,211)
                                                           ------------         ------------         ------------

                Net cash used in investing activities          (381,226)            (397,397)          (1,456,694)
                                                           ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock                          --                1,500            2,457,254
     Internal gain on sale of securities                             --                   --              157,520
     Proceeds from convertible notes                                 --                   --            6,514,000
     Proceeds from notes payable                                     --                   --              388,508
     Payments on notes payable                                   (2,645)                  --             (177,772)
                                                           ------------         ------------         ------------

                Net cash provided by (used) in
                  financing activities                           (2,645)               1,500            9,339,510
                                                           ------------         ------------         ------------

     Net increase in cash                                         1,902               10,037               46,493

     CASH, BEGINNING                                             44,591               31,081                   --
                                                           ------------         ------------         ------------

     CASH, ENDING                                          $     46,493         $     41,118         $     46,493
                                                           ============         ============         ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Interest expense paid                                 $         --         $         --         $    339,927
                                                           ============         ============         ============
     Income taxes paid                                     $         --         $         --         $         --
                                                           ============         ============         ============

NON-CASH FINANCING AND INVESTING ACTIVITIES:

     Common stock issued in exchange for
         professional fees and expenses                    $         --         $         --         $    340,869
     Contributed expenses                                  $      3,357         $      3,107         $     59,168
     Common stock issued for a loan payable                $         --         $         --         $    213,381
     Common stock issued for notes receivable              $         --         $         --         $    246,619
     Common stock returned in payment of
      notes and interest receivable                        $         --         $    240,568         $    240,568
     Warrants and options issued
       for services and accrued expenses                   $    266,700         $     34,200         $    670,189
     Common stock issued on
      cashless exercise of warrants                        $      7,800         $         --         $     15,011
     Accrued interest paid by convertible debt             $    575,755         $    302,958         $  1,798,026
     Common stock issued for convertible debt              $  2,160,435         $     39,230         $  2,867,591


              See accompanying notes and accountant's review report

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
================================================================================

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

For the nine month period ended September 30, 2004, the Company incurred a net loss of $1,929,752 and had an accumulated deficit during the development stage of $10,631,153. The Company anticipates that its minimum cash requirements for operations for the next twelve months will be less than $2,500,000. The Company does not have a source of revenues to continue its operations or research and development costs beyond its cash and marketable securities on hand. In order to meet the foregoing cash requirements, the Company will have to raise funds through the issuance for cash of common or preferred stock, convertible debt or loans. There is no assurance, however, that the Company will be able to raise sufficient capital to meet its cash requirements for the next 12 months, in which case the Company would undertake to adjust its operations including research and development costs. Management's objective also is to establish a collaborative relationship with either a pharmaceutical or biotechnology company that would result in the generation of licensing, milestone and royalty payments to the Company. The future of the Company is dependent upon these plans, and if successful the future cash requirements may be met. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
================================================================================

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

Accounting for Long-Lived Assets

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2004.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
================================================================================

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

Promotional Fees

Promotional fees are charged to operations in the year incurred. Promotional fees amounted to $27,678 and $7,375 for the nine month periods ended September 30, 2004 and 2003, respectively.

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

Deferred Loan Origination Fees

During the year ended December 31, 2000, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note
12. These loan origination fees were amortized over the life of the related debt. During the nine month period ended September 30, 2004, the Company recorded amortization expense in the amount of $19,368, which represented the balance of the deferred fees, as the related convertible subordinated debt was fully converted to stock during the period.

During the year ended December 31, 2002, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note
12. These loan origination fees, which totaled $35,837, net of accumulated amortization at September 30, 2004, are amortized over the life of the related debt. During the nine month period ended September 30, 2004, the Company recorded amortization expense in the amount of $15,818 related to these fees.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
================================================================================

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

At September 30, 2004 and 2003, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

Diluted earnings (loss) per share is computed by dividing the net income (loss) adjusted for interest expense on convertible debt by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming the conversion of the exercisable stock options (3,624,620 shares), warrants (5,057,560 shares), and convertible debt (19,270,452 shares). Utilizing the treasury stock method as of September 30, 2004, these possible dilutive issuances would have resulted in 27,952,632 common stock equivalents being considered for additional dilution. In this case, diluted net loss per share is the same as basic net loss per share as inclusion of the common stock equivalents would be antidilutive.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Interim Financial Statements

The interim financial statements as of and for the quarter ended September 30, 2004, included herein, have been prepared without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to five years. During the year ended December 31, 2003, the Company wrote off a total of $33,723 of fully depreciated assets as they had been abandoned.

The following is a summary of property, equipment and accumulated depreciation at September 30, 2004 and December 31, 2003:

                                    September 30,  December 31,
                                       2004          2003
                                     --------      --------

                                       Cost           Cost
                                     --------      --------

Lab equipment                        $ 32,685      $ 28,566
Office equipment                       18,298        16,909
Furniture and fixtures                 21,748        10,082
Leasehold improvements                271,787       207,725
                                     --------      --------
                                      344,518       263,282
Less accumulated depreciation          24,098        14,126
                                     --------      --------
Property, plant and equipment, net    320,420       249,156
                                     ========      ========

Depreciation expense for the nine months ended September 30, 2004 and 2003 was $9,968 and $5,299, respectively.

NOTE 4 - INVESTMENTS

Marketable Securities

The Company's investments in equity securities that are intended to be held for a short period are classified as trading securities. These securities are recorded at fair value as current assets on the balance sheet under the caption of marketable securities. The change in fair value of those securities is included in earnings during the period presented. In the nine month period ended September 30, 2004, there was no change in the fair market value of the securities held, however, the Company sold a portion of its securities during the year. The Company's marketable securities investment consists of auction rate preferred stock money market alternatives that roll every seven days at the then existing market interest rate. This investment is not insured, and therefore, a total of $675,000 was at risk on September 30, 2004. During the nine month period ended September 30, 2004, a total of $1,325,000 was redeemed and transferred to cash with no gain or loss being recognized.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
================================================================================

NOTE 5 - INTANGIBLE ASSETS

Patents and Patents Pending

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over seventeen years. The Company's patents relate to the treatment of autoimmune diseases.

The following is a summary of the costs of patents and patents pending:

                                           Accumulated
                                 Cost      Amortization  Net Amount
                              ----------   ----------    ----------

Balance, December 31, 2002    $  488,102   $ (122,389)   $  365,713
2003 Activity                    284,117      (37,906)      246,211
                              ----------   ----------    ----------
Balance, December 31, 2003       772,219     (160,295)      611,924
2004 Activity                    264,172      (42,046)      222,126
                              ----------   ----------    ----------
Balance, September 30, 2004   $1,036,391   $ (202,341)   $  834,050
                              ==========   ==========    ==========

NOTE 6 - RELATED PARTY TRANSACTIONS

Transactions in 2004

The Company has notes receivable in the aggregate amount of $46,619 from non-officer/director shareholders of the Company in connection with a payment plan for the purchase of Company stock. The notes accrue interest at a rate of 6.5% per annum and mature on December 31, 2007.

The note payable to related parties consists of a loan payable to one of the Company's directors. The note has no specific due date, is currently uncollateralized. The holder of the note has agreed not to demand payment for a minimum of at least one year. This note is non-interest bearing, however, interest is calculated at the applicable federal rate each quarter. The calculated interest of $3,357 was recorded during the nine month period ending September 30, 2004 as interest expense and contributed capital in the accompanying financial statements because the note holder elected to forgive this interest.

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

The Company purchased laboratory equipment for $7,767 from a firm, in which one of the directors of Advanced Biotherapy, Inc. is a shareholder. The Company agreed to make monthly payments of $486 for a total of 18 months on the invoice for this equipment. The balance due at September 30, 2004 is $2,347.

The board of directors adopted a policy that restricts the sale of shares of the Company's common stock by directors for a period of one year terminating on August 31, 2004, unless prior to that date the Company's common stock achieves a market price of $1.50 for fourteen consecutive trading days. See Note 12 and 13 for other related party transactions.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
================================================================================

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

NOTE 7 - CONCENTRATIONS

Bank Accounts and Investments

The Company maintains cash in a money market account at a bank in California. The funds on deposit are not insured by the FDIC and, therefore, a total of $46,493 and $44,591 is at risk on September 30, 2004 and December 31, 2003.

The  Company's  marketable   securities  investment  consists  of  auction  rate
preferred money market alternatives. This investment is not insured, and therefore, a total of $675,000 is at risk as of September 30, 2004. See Note 4.

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Information regarding the number of shares issued and consideration received is as follows:


                              Common Stock
               --------------------------------------
                 Average
                price per                                 Additional
                  share       Shares         Amount     Paid-in Capital
               ----------   ----------     ----------     ----------
Common stock
 issued for cash:

1985   $             .50       100,000     $      100     $   49,900
1986                1.00       639,500            640        678,861
1987                1.00       850,500            850        759,650
1988                1.00        25,000             25         24,975
1993                 .25     2,402,000          2,402        475,900
1995                 .05     1,000,000          1,000         49,000
1996                 .05       520,000            520         25,480
1997                 .09     1,800,500          1,801        153,749
1998                 .10       305,000            305         30,195
1999                 .05     3,158,000          3,158        151,993
                            ----------     ----------     ----------
                            10,800,500         10,801      2,399,703
                            ----------     ----------     ----------


ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
======================================================================================================================

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

                                                                    Common Stock
                                                      --------------------------------------------
                                                       Average                                            Additional
                                                      price per                                             Paid-in
                                                        share            Shares          Amount             Capital
                                                     -------------   -------------   -------------       -------------
Common stock issued for patents assigned:

1984                                                   $  .01              550,000   $       5,500       $           -

1985, adjustment to reflect change in number   and
   par value of shares outstanding                          -            2,750,000          (2,200)              2,200
                                                                     -------------   -------------       -------------
                                                                         3,300,000           3,300               2,200
                                                                     -------------   -------------       -------------

Common stock issued for acquisitions:

1985                                                      .01           13,333,500          13,334             (41,112)
                                                                     -------------   -------------       -------------

Common stock issued for note receivable:

1986                                                     1.00               10,000              10               9,990
2000                                                      .05            4,932,380           4,932             241,687
                                                                     -------------   -------------       -------------
                                                                         4,942,380           4,942             251,677
                                                                     -------------   -------------       -------------
Common stock returned in payment of notes receivable:

2003                                                      .16           (1,603,789)         (1,604)           (238,964)
                                                                     -------------   -------------       -------------
Contribution of additional paid-in capital:

1991                                                        -                    -               -              35,825
1999                                                        -                    -               -              28,098
2000                                                        -                    -               -               9,735
2001                                                        -                    -               -               8,113
2002                                                        -                    -               -               5,635
2003                                                        -                    -               -               4,230
2004                                                        -                    -               -               3,357
                                                                     -------------   -------------       -------------
                                                                                 -               -              94,993
                                                                     -------------   -------------       -------------
Stock subscriptions:

1999                                                      .05              650,000             650              31,850
                                                                     -------------   -------------       -------------

Cancellation of escrowed shares in 1999                  .001             (850,000)           (850)                850
Reissued escrowed shares cancelled in error:
2001                                                     .001              850,000             850                (850)
                                                                     -------------   -------------       -------------
                                                                                 -               -                   -
                                                                     -------------   -------------       -------------


ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
======================================================================================================================

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

                                                                    Common Stock
                                                      --------------------------------------------
                                                        Average                                           Additional
                                                       price per                                            Paid-in
                                                         share           Shares          Amount             Capital
                                                     -------------   -------------   -------------       -------------

Common stock issued for services (1):

1988                                                   $  .50               25,000  $           25  $           12,475
1989                                                      .38               25,000              25               9,475
1990                                                      .66               37,375              37              24,635
1991                                                      .51              159,500             160              81,010
1992                                                      .75               62,500              62              46,563
1993                                                      .25              120,000             120              29,880
1996                                                      .05              308,500             308              13,832
1997                                                      .05              155,500             155               7,619
1999                                                      .05               99,190              99               4,860
                                                                     -------------   -------------       -------------
                                                                           992,565             991             230,349
                                                                     -------------   -------------       -------------

Common stock issued to replace unrecorded certificates:

1988                                                      .001               1,200               1                  (1)
1992                                                      .001                 500               1                  (1)
2000                                                      .001             100,000             100                (100)
                                                                     -------------   -------------       -------------
                                                                           101,700             102                (102)
                                                                     -------------   -------------       -------------

Common stock issued for forgiveness of accounts payable (1):

1990                                                      .50               25,000              25              12,475
1996                                                      .05              150,000             150               7,350
                                                                     -------------   -------------       -------------
                                                                           175,000             175              19,825
                                                                     -------------   -------------       -------------

Common stock issued in payment of notes payable (1):

1993                                                      .25              200,000             200              49,800
2000                                                      .05            1,714,995           1,715              84,035
                                                                     -------------   -------------       -------------
                                                                         1,914,995           1,915             133,835
                                                                     -------------   -------------       -------------

Common stock issued in payment of loans payable (1):

2000                                                      .05            2,552,625           2,553             125,078
                                                                     -------------   -------------       -------------

Common stock issued for commissions (1):

1993                                                     .001            1,260,000           1,260                   -
                                                                     -------------   -------------       -------------



ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
======================================================================================================================

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

                                                                    Common Stock
                                                      --------------------------------------------
                                                        Average                                           Additional
                                                       price per                                            Paid-in
                                                         share           Shares          Amount             Capital
                                                     -------------   -------------   -------------       -------------

Common stock issued for convertible debt:

2001                                                   $  .25            1,605,346   $       1,605       $     399,504
2002                                                      .25            1,147,706           1,147             285,781
2003                                                      .25              788,991             789             196,460
2004                                                      .24           10,843,567          10,844           2,591,624
                                                                     -------------   -------------       -------------
                                                                        14,385,610          14,385           3,473.369
                                                                     -------------   -------------       -------------

Stock warrants exercised:

2003 (cashless exercise)                                  .05              151,846             152               7,059
2004 (cashless exercise)                                  .16               47,917              48               7,752
                                                                     -------------   -------------       -------------
                                                                           199,763             200              14,811
                                                                     -------------   -------------       -------------

Stock options exercised:

1997                                                      .01              325,000             325               2,929
2000                                                      .01              350,000             350               3,150
2002                                                      .04              150,000             150               5,850
2003                                                      .01              150,000             150               1,350
                                                                     -------------   -------------       -------------
                                                                           975,000             975              13,279
                                                                     -------------   -------------       -------------
Total                                                                   53,979,849   $      53,979       $   6,509,668
                                                                     =============   =============       =============

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

Stock Bonus Plan

In January 2000, the Company approved a stock bonus plan the purpose of which is to retain personnel of experience and ability in the employ of the Company and to compensate them for their contributions to the growth of the Company, thereby inducing them to continue to make such contributions in the future. During January 2000, the Company issued 9,200,000 shares of common stock under this plan to certain key officers and directors subject to various restrictions. Such stock bonuses were issued at the weighted average price at which the Company had been selling shares of stock out of authorized but yet unissued common stock to third parties during the nine months immediately preceding the issuance of the bonus shares, or $0.05 per share. On February 7, 2003, the board of directors unanimously approved the repurchase and cancellation of 1,603,789 of these shares of common stock at the fair market value of $0.16 per share in satisfaction of outstanding notes receivable and accrued interest in order to be in compliance with the Sarbanes-Oxley Act. At September 30, 2004, a total of 2,403,789 shares are available under this plan.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
================================================================================

NOTE 9 - PREFERRED STOCK

The Company has authorized 20,000,000 shares of $0.001 par value preferred stock. As of September 30, 2004, the Company has not issued any preferred stock.

NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS

Omnibus Equity Incentive Plan

In 2000, the board of directors approved an Omnibus Equity Incentive Plan, which was later approved by the stockholders in December 2001. The purpose of the plan is to promote the long-term success of the Company and the creation of stockholder value by encouraging employees, outside directors and consultants to focus on the achievement of critical long-range objectives. The plan endeavors to attract and maintain such individuals with exceptional qualifications and to link them directly to stockholder interests through increased stock ownership. The plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or non-statutory stock options) and stock appreciation rights (SAR's). The aggregate number of options, SARs, stock units and restricted shares awarded under the plan were initially 4,000,000 common shares plus an annual increase of the lesser of two and one-half percent of the total number of common shares then outstanding or 250,000 common shares. At September 30, 2004, there are 10,000 shares available under this plan.

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

On February 7, 2003, the disinterested members of the board of directors approved the issuance of 4,100,000 stock options to certain key employees, directors and consultants. These seven-year options have an exercise price of $0.16 per share and vest over a period of three years, with the first one-third of such options vesting in 2004, the next one-third in 2005 and the remaining one-third vesting in 2006. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options of $0.123 per option was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.16, risk free interest rate of 5%, expected life of seven years, and expected volatility of 82% with no dividends expected to be paid. The Company will record an expense for the value of these options based upon these Black Scholes assumptions. During the period ended September 30, 2004, an expense in the amount of $168,100 was recognized, representing the first vesting milestone.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
================================================================================

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
================================================================================

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

The following is a summary of the Company's equity compensation plans:


                                                                                 Number of securities
                                Number of securities to   Weighted-average     remaining available for
                               be issued upon exercise    exercise price of     future issuance under
               Plan             of outstanding options   outstanding options  equity compensation plans
-------------------------------------------------------------------------------------------------------

Equity compensation plan approved        4,990,000       $        0.18                10,000
   by security holders (1)
Equity compensation plan not
   approved by security holders(2)              --                  --             2,403,789

                                         ---------                                 ---------
Total                                    4,990,000                                 2,413,789
                                         =========                                 =========

(1) Omnibus Equity Incentive Plan. (2) Stock Bonus Plan. See Note 8.


ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
================================================================================

Following is a summary of the status of the options during the nine months ended
September 30, 2004 and year ended December 31, 2003:

                                                                           Weighted Average
                                                      Number of Shares      Exercise Price
                                                         ----------          ----------

Outstanding at January 1, 2003                            1,957,953          $     0.13
Granted                                                   4,280,000                0.16
Exercised                                                  (150,000)               0.01
Forfeited                                                        --                  --
                                                         ----------          ----------
Outstanding at December 31, 2003                          6,087,953                0.16
Granted                                                     270,000                0.42
Exercised                                                        --                  --
Forfeited                                                        --                  --
                                                         ----------          ----------
Options outstanding at September 30, 2004                 6,357,953          $     0.17
                                                         ==========          ==========
Options exercisable at September 30, 2004                 3,624,620          $     0.17
                                                         ==========          ==========
Weighted average fair value of options granted in 2004                       $     0.35
                                                                             ==========


Summarized information about stock options outstanding and exercisable at September 30, 2004 is as follows:


                                                              Outstanding Options
                                     -----------------------------------------------------------------------
           Exercise Price Range        Number of          Weighted Average             Weighted Average
                                        Shares             Remaining Life               Exercise Price
           ---------------------     --------------    ------------------------     ------------------------

              $0.01 - $0.42            6,357,953                4.82                        $ 0.17


                                                              Exercisable Options

                                     -----------------------------------------------------------------------
           Exercise Price Range        Number of          Weighted Average             Weighted Average
                                        Shares             Remaining Life               Exercise Price
           ---------------------     --------------    ------------------------     ------------------------
              $0.01 - $0.42            3,624,620                4.42                        $ 0.17


NOTE 11 - NON-CASH COMMITMENT AND WARRANTS

During February 2003, the Company issued warrants to purchase a total of 100,000 shares of common stock to two outside consultants. These warrants have an exercise price of $0.16 per share, expire in seven years, and vest over a period of three years, with the first one-third of such warrants vesting in 2004, the next one-third in 2005 and the remaining one-third vesting in 2006. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of $0.123 per warrant was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock warrants: strike price at $0.16, risk free interest rate of 5%, expected life of seven years, and expected volatility of 82% with no dividends expected to be paid. The Company will record an expense for the value of these options based upon these Black Scholes assumptions. During the period ended September 30, 2004, an expense in the amount of $4,100 was recognized, representing the first vesting milestone.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
================================================================================

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

During the year ended December 31, 2001, the Company issued to four directors of the Company warrants to purchase up to 100,000 shares of common stock with an exercise price of $0.25 per share. The warrants expire between May 2005 and April 2006. In accordance with Statement of Financial Accounting Standards No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price at $0.25, risk free interest rate of 5%, expected life of five years, and expected volatility of 38% with no dividends expected to be paid. During the year ended December 31, 2001, the Company recorded $23,280 ($0.23 per warrant) as directors' fees for these warrants. During the nine month period ended September 30, 2004, a warrant to purchase 100,000 shares of common stock was exercised using the cashless feature, resulting in the issuance of 47,917 shares of common stock.

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

Summarized information about stock warrants outstanding and exercisable at September 30, 2004 is as follows:

                       Number of warrants                         Average
                         Remaining Life    Weighted Average    exercise price
                       ------------------  ----------------    --------------
       Outstanding         5,124,227              5.17             $0.16
       Exercisable         5,057,560              5.17             $0.16

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
================================================================================

NOTE 12 - CONVERTIBLE DEBT

2000 Convertible Notes

During the year ended December 31, 2000, the Company sold in a private placement to accredited investors $1,510,500 of convertible subordinated debt due and payable September 30, 2004. The debt bears interest at the rate of 10% per annum and is payable semi-annually in cash or through the issuance of additional convertible subordinated debt. The unpaid accrued interest of $432,992 has been converted to additional convertible debt.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $113,288 to its financial advisor, in addition to the granting of an option to the financial advisor to purchase an equivalent principal amount of convertible subordinated debt at the face amount thereof over a period of ten years. The aforementioned fee is currently being amortized over the term of the debt. Amortization for the nine month period ended September 30, 2004 was $19,368.

During the year ended December 31, 2001, a total of $355,000 original debt and $46,109 of accrued interest and previously converted interest was converted into 1,605,346 shares of common stock at $0.25 per share. During the year ended December 31, 2002, a total of $245,000 original debt and $41,928 of accrued interest and previously converted interest was converted into 1,147,706 shares of common stock at $0.25 per share. During the year ended December 31, 2003, a total of $152,500 original debt and $35,393 of accrued interest and previously converted interest was converted into 751,574 shares of common stock at $0.25 per share. During the nine month period ended September 30, 2004, the remaining 2000 original debt in the amount of $773,000 and $374,480 of accrued interest and previously converted interest was converted into 4,781,156 shares of common stock at $0.24.

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

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $25,795 to an advisor, together with a warrant to acquire 147,400 shares of common stock at $0.25 per share. Amortization of the loan origination fee for the nine month period ended September 30, 2004 was $6,300.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
================================================================================

During the year ended December 31, 2003, a total of $8,000 original debt and $1,354 of accrued interest and previously converted interest was converted into 37,416 shares of common stock at $0.25 per share. During the nine month period ended September 30, 2004, 2002-2004 notes totaling $1,125,500 original debt and $329,492 of accrued interest and previously converted interest were converted into 6,062,411 shares of common stock at $0.24.

The balance due on these notes have been reclassified to current liabilities as they were payable on September 30, 2004. The Company has not been successful in contacting the remaining noteholders to ascertain their preference

2002 Convertible Notes due June 1, 2006

During the year ended December 31, 2002, the Company sold in a private placement to accredited investors 2002 Subordinated Convertible Pay-in-kind Notes due June 1, 2006 ("2002-2006 convertible notes") in the principal amount of $3,055,000 in cash. The interest rate of the 2002-2006 convertible notes is 11% per annum for $2,555,000 of the debt, and 12.5% per annum for $500,000 of the debt. Interest is payable semi-annually in cash or through the issuance of additional 2002-2006 convertible notes. The unpaid accrued interest as of June 30, 2004 of $748,662 has been converted to additional convertible debt.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a related party a loan origination fee of $60,000, and an unrelated party a loan origination fee of $16,100. Amortization of these loan origination fees for the nine month period ended September 30, 2004 was $9,518.

At September 30, 2004, the remaining 2002-2006 notes, including converted accrued interest, could be converted into a total of 15,214,647 shares of common stock.

2002 Convertible Notes

The proceeds from the two aforementioned placements of 2002 convertible notes were used to satisfy outstanding payables and to pay operating costs, scientific development costs and patent application legal costs, and to pursue certain collaborative relationships with other biotechnology and/or pharmaceutical companies.

2003 Convertible Notes due September 30, 2007

During the year ended December 31, 2003, the Company sold in a private placement to accredited investors 2003 Subordinated Convertible Pay-in-kind Notes due September 30, 2007 ("2003-2007 convertible notes") in the principal amount of $800,000 in cash. The interest rate of the 2003-2007 convertible notes is 12% per annum, payable semi-annually in cash or through the issuance of additional 2003-2007 convertible notes. The unpaid accrued interest as of June 30, 2004 of $67,938 has been converted to additional convertible debt.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
================================================================================

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

The Company also entered into a verbal agreement for research and development laboratory space with a firm, which has as a shareholder, one of the directors of Advanced Biotherapy, Inc. This agreement calls for a monthly rent of approximately $7,000 in addition to reimbursement of research and development services at a monthly cost of approximately $18,000.

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

During  March  2003,  the  Company  entered  into an  agreement  for the design,
construction   and  validation  in  accordance  with  FDA  standards  and  other regulatory requirements of a new pilot formulation and filling room to be located in Columbia, Maryland, within the facilities currently leased from New Horizons Diagnostics, Inc., a company principally owned by a director of the Company. As of September 30, 2004, the costs associated with the construction are $271,787.

During the nine months ended September 30, 2004, the Company signed a business development contract with a consultant for a one year period, automatically renewable for an additional year. According to the contract terms, if the business development efforts by the consultant are successful under terms acceptable to the Company, the Company would pay a cash fee and issue varying amounts of warrants to purchase Company common stock.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
================================================================================

NOTE 14 - INCOME TAXES

The following is a reconciliation of income tax, computed at the federal statutory rate, to the provision for taxes:


                                  September 30, 2004              September 30, 2003
                              ----------------------------    ---------------------------
                                 Amount          Percent         Amount         Percent
                              --------------    ----------    --------------    ---------
Federal tax (benefit)            $(656,000)        (34) %      $ (491,000)        (34)%
State tax (benefit)               (154,000)         (8) %        (115,000)         (8) %
Valuation allowance                810,000          42  %         606,000          42 %
                                 ---------   ----------        ----------    ---------
                                 $       -           -         $        -            -
                                 =========   ==========        ==========    =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax assets at September 30, 2004 and December 31, 2003 are as follows:

                                              September 30,  December 31,
                                                 2004           2003
                                             -----------    -----------
Deferred tax asset:

    Net operating loss carryforwards         $ 3,447,000    $ 2,636,000
    General business credit carryforwards         73,000         73,000
    Excess book accumulated amortization          29,000         29,000
                                             -----------    -----------
Deferred tax asset                             3,549,000      2,738,000
Deferred tax liabilities:
    Excess tax accumulated depreciation            2,000          2,000
                                             -----------    -----------
Total deferred tax asset                       3,547,000      2,736,000
    Valuation allowance for deferred asset    (3,547,000)    (2,736,000)
                                             -----------    -----------
Net deferred tax asset                       $        --    $        --
                                             ===========    ===========

At September 30, 2004, the Company has federal net operating loss carryforwards of approximately $8,600,000, which expire in the years 2004 through 2024, state net operating loss carryforwards of approximately $6,700,000, which expire in the years 2010 through 2014, and general business credit carryforwards of approximately $73,000, which expire in the years 2012 through 2023. A total of approximately $259,000 federal net operating losses will expire on December 31, 2004.

The change in the allowance account from September 30, 2004 and December 31, 2003 was $811,000, which is principally due to the Company's net operating loss carryforward.

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

      The Company had $721,000 in cash and investments as of September 30, 2004. Management anticipates that current funds will enable the Company to continue operations through March 2005. This amount of cash is inadequate to meet the Company's projected minimum cash requirements for full operations for the next 12 months of approximately $2,500,000. The Company does not have a source of revenues to continue its operations, or research and development costs beyond the current available funds. In order to meet the foregoing cash requirements, the Company will have to raise funds through the issuance for cash of common or preferred stock, convertible debt or loans. There is no assurance, however, that the Company will be able to raise sufficient capital to meet its cash requirements for the next 12 months, in which case the Company would undertake to adjust its operations including the significant reduction of research and development costs.

      The Company has initiated reductions in certain research and development projects and plans to postpone certain patent applications and other patent matters. Management is monitoring the Company's funds and considering financing alternatives with the Company's directors.

      In terms of the Company's long-term convertible debt, as of September 30, 2004, the approximate principal balance of $3,800,000 and $868,000 matures on September 30, 2006 and September 30, 2007, respectively. If before this convertible debt would be repaid the market price of the Company common stock is at least $0.75 per share for 20 consecutive trading days, then the Company may also cause the mandatory conversion of such debt into shares of Company common stock at a conversion price of $0.25 per share.

      The Company's business development plan, subject to raising additional capital, principally focuses on the following five specific elements:

      1. Research and development as well as licensing  agreements with selected
pharmaceutical   companies  seeking   opportunities   related  to  our  patented
scientific approaches;

      2. Commencement and completion of our FDA approved Phase I clinical trial at Georgetown University Medical Center;

      3. Initiation of US clinical trials in a selected autoimmune skin disease and corneal transplant rejection;

      4. Evaluation of possible merger, acquisition or sale candidates; and

      5. Evaluation of appropriate financing opportunities.

      As described above, the Company seeks to establish collaborative relationships with one or more pharmaceutical or biotechnological companies that could result in the generation of licensing, milestone and royalty payments to the Company. The Company is, therefore, seeking out-licensing or co-development arrangements of its intellectual property that will generate recurring revenue and cash flow. As of the date hereof, the Company has not entered into any agreement with a pharmaceutical or biotechnological company, or any such out-licensing arrangements.

      In general, we have a history of operating losses and have not generated any revenue. As of September 30, 2004 we had an accumulated deficit of approximately $10,631,000. Over the next several months, we expect to incur substantial additional expenses as we continue to identify and develop potential products and invest in research. Since we or potential collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain.

      Subject to the Company's capital needs, the Company is in the process of manufacturing an antibody to interferon gamma at its laboratory facility in Columbia, Maryland. The Company also recently announced the signing of a cross-licensing agreement with Innogenetics NV that enables the two companies to combine Innogenetics' patented humanized antibody to interferon gamma (known as INNO 202) and the Company's intellectual property in the field of various immune diseases involving interferon-gamma. By granting access to their respective intellectual property, the Company believes that the agreement provides a joint position to attract interested third parties when negotiating mutually relevant development and commercial license agreements. See the Company's Form 8-K filed May 5, 2004, for further information set forth in the Company's press release about the cross-licensing agreement. Management believes that the availability of this technology will make it possible to produce safer and more standardized antibodies for commencement of human clinical trials, under FDA guidelines, in the United States.

      The Company has no expected purchases or sales of significant equipment and there are no expected significant changes in the number of employees of the Company.

      RESULTS OF OPERATIONS - Three months and nine months ended September 30, 2004 and 2003.

      The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

LIQUIDITY AND CAPITAL RESOURCES.

      To date, we have financed our operations through private placements of equity and convertible debt securities. The Company had approximately $721,000 in cash and investments as of September 30, 2004 and had issued and outstanding 53,979,853 shares of its Common Stock.

Three Months Ended September 30, 2004 and 2003.

      For the three months ended September 30, 2004, the Company realized a net loss of $506,871 compared to a net loss of $527,573 for the three months ended September 30, 2003. The Company had increases or decreases in expenses over the three months ended September 30, 2003, consisting primarily of the following: decreased research and development expenses in the amount of $13,289, increased promotional fees of $18,295, increased professional fees of $15,359, increased insurance of $7,289, increased rent of $5,150, decreased travel and entertainment of $25,839, increased general and administrative of $8,910 and decreased interest expense in the amount of $30,429 related to the Company's convertible subordinated debt and subordinated convertible pay-in-kind notes .

Nine Months Ended September 30, 2004 and 2003.

      For the nine months ended September 30, 2004, the Company realized a net loss of $1,929,752 compared to a net loss of $1,462,461 for the nine months ended September 30, 2003. The Company had increases and decreases in expenses over the nine months ended September 30, 2003, consisting primarily of the following: increased research and development expenses in the amount of $67,126, increased promotional fees of $20,303, increased professional fees of $36,408, increased stock options and warrants issued for compensation of $172,200, increased depreciation and amortization of $16,905, increased insurance of $23,952, increased shareholder relations and transfer fees of $3,726, increased rent of $16,624, decreased travel and entertainment of $18,473, increased telephone and communications of $5,657, decrease in administrative salaries and benefits of $6,457, increased general and administrative of $11,810, decreased interest income of $12,151 and increased interest expense in the amount of $106,103 related to the Company's convertible subordinated debt and subordinated convertible pay-in-kind notes and decreased interest income of $10,270.

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

PART II

ITEM 5.  OTHER INFORMATION

      (a) The Company reports that it is continuing its efforts to enroll participants in the Phase I FDA approved clinical trial to initially treat drug-resistant AIDS patients with an inhibitor to Tumor Necrosis Factor-alpha (TNF-(alpha)).

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

      The Registrant filed the following reports on Form 8-K during the quarter ended September 30, 2004:

      1. July 2, 2004. The Registrant announced the submission of a patent application to the U.S. Patent and Trademark Office for the treatment of acne vulgaris (pimples).

      2. July 15, 2004. The Registrant filed a Form 8-K/A amending a Form 8-K filed on August 4, 2003. The purpose of the Amendment was to correct the description and listing of Exhibit 10.13 to reflect that the Exhibit contains a redacted portion which is covered by an application for confidential treatment previously filed with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized as of November 12, 2004.

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