Form 10KSB
period 2004-12-31
ADVANCED BIOTHERAPY INC
filed 2005-03-31
CIK 791833

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                    -----------------------------------------

                                   Form 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2004

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

      Check  whether  the Issuer (1) filed all  reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

      Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State Issuer's revenues for its most recent fiscal year.

      December 31, 2004:                 $-0-

      The aggregate market value of Registrant's common stock held by non-affiliates computed by reference to the closing price of such stock on February 28, 2005, was $9,912,614, which market value excludes 12,729,997 shares of common stock held by directors, executive officers and stockholders whose beneficial ownership exceeds ten percent (10%) of the shares outstanding on February 28, 2005.

      As of February 28, 2005, the Registrant had outstanding 54,032,557 shares of common stock.

Documents Incorporated by Reference:

None.

ITEM 1. BUSINESS

GENERAL INTRODUCTION

      Advanced Biotherapy, Inc. is a corporation organized and existing under the laws of the State of Delaware, headquartered in Woodland Hills, California with laboratories in Columbia, Maryland.

      The  Company  has  demonstrated   the   effectiveness  of  its  pioneering
scientific strategy in the use of therapeutic antibodies by conducting investigational clinical trials treating patients suffering from AIDS, multiple sclerosis, rheumatoid arthritis, corneal transplant rejection, uveitis and certain autoimmune skin conditions, including psoriasis, and alopecia, all Th1 mediated autoimmune diseases which appear to have the same proinflammatory Th-1 activity. To date, our activities have consisted primarily of research, development and non-United States investigational human clinical trials. Such activities have resulted in accumulated losses at December 31, 2004.

      Our Company is developing a biologic therapeutic approach for treating a range of autoimmune diseases based on an anti-cytokine platform technology. Cytokines are soluble components of the immune system that are largely responsible for regulating the immune response. When overproduced, as in certain autoimmune diseases, interferons and cytokines can lead to immune system disturbance and inflammation resulting in localized tissue damage and pathology seen in autoimmune diseases (ADs). The Company plans to develop biologic drugs designed to reduce the levels of certain cytokines.

      We plan to develop such drugs through out-licensing or co-development arrangements that may effectively treat a range of autoimmune diseases. Our technology is based upon the work of Dr. Simon Skurkovich and Dr. Boris
Skurkovich who first suggested that autoimmune disease may be the result of augmented cytokine production. We have conducted a number of investigational clinical trials at major institutes of the Medical Academy of Sciences in Russia, in which we have evaluated the efficacy of a series of investigational antibodies, raised against certain cytokines, in autoimmune diseases such as rheumatoid arthritis (RA), multiple sclerosis (MS), certain autoimmune skin diseases, and a disease of the eye. The Company's primary cytokine target is interferon-gamma.

      In two such studies, we sponsored randomized, placebo-controlled, double blind trials, in which we believe we have demonstrated the therapeutic effect of our anti-cytokine strategy in both RA and MS using investigational antibodies to interferon-gamma. These studies have permitted us to determine which cytokines are most active in the AD process, and therefore, which need to be reduced to treat the disorder. With a five-day treatment course, statistically significant and clinically relevant responses were obtained that persisted for as long as one year after treatment termination in the MS studies and for one month (the period of observation) in the RA studies. More recently, we conducted an open-label trial using antibodies to gamma interferon to treat 13 patients who were rejecting their corneas after transplantation. In all cases, we were able to halt rejection in the patients with our investigational biological drug. The results of the studies have been published in the peer-reviewed journals "Multiple Sclerosis," "Scandinavian Journal of Rheumatology," the "American Journal of Ophthalmology," and the journal, "Medical Hypotheses."

      On December 25, 2001, the Company was issued United States Patent No. 6,333,032 for the use of interferon-gamma antibodies as a monotherapy to treat five diseases of autoimmune etiology: Multiple Sclerosis, Rheumatoid Arthritis, Juvenile Rheumatoid Arthritis, Psoriatic Arthritis and Ankylosing Spondylitis. The Company's patented treatment also uses various methods to neutralize or block specific combinations of cytokines and their receptors. In addition, recently the Company was issued United States Patent No. 6,534,059 covering the use of interferon gamma antibodies for treatment of corneal transplant rejection. On March 8, 2005, the Company was issued United States Patent No. 6,863,890 for use of antibodies to Tumor Necrosis Factor-alpha (TNF-a), Interferon-Gamma (IFN-g) and Interferon-alpha (IFN-a) for the treatment of AIDS. On March 1, 2005, the Company was issued United States Patent No. 6,861,056 for use of antibodies to IFN-g and standard therapy for treatment of uveitis. The Company also has been issued United States Patent Nos. 5,626,843, 5,888,511, 6,846,486 and Australia Patent No. 730498. In addition, the Company has nineteen United States utility patents pending filed between December 22, 1997, and March 1, 2005. The Company also has two applications pending in Europe and Canada, respectively, as well as a pending application in each of Japan, Hong Kong and Australia. The Company has six PCT applications pending.

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

      To date, the Company's activities have consisted primarily of research, development and human clinical testing. Such activities have resulted in accumulated deficit of $11,142,096 at December 31, 2004. The Company anticipates that it will incur substantial losses in the foreseeable future as a result of its continued product development. There are no assurances that the Company will be successful in completing its product development, receive FDA approval, implement manufacturing operations and commercially market its development stage products.

BUSINESS OBJECTIVE

      The Company had $367,337 in cash and investments as of December 31, 2004. Management anticipates that current funds will enable the Company to continue operations through May 2005. This amount of cash is inadequate to meet the Company's projected minimum cash requirements for full operations for the next 12 months. The Company does not have a source of revenue to continue its operations, or research and development costs beyond the current available funds. In order to meet the foregoing cash requirements, the Company will have to raise funds through the issuance for cash of common or preferred stock, convertible debt or loans. There is no assurance, however, that the Company will be able to raise sufficient capital to meet is cash requirements for the next 12 months. Unless and until the Company raises additional capital, of which there can be no assurances, the Company plans to reduce its operations as discussed in
Item 6. Managements Discussion and Analysis of Financial Condition and Results of Operations (Overview).

      The Company's business development plan for 2005, subject to raising additional capital, principally focuses on the following five specific elements:

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

      5. Evaluation of financing alternatives and opportunities.

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

      Subject to the Company's capital needs, the Company is in the process of manufacturing an antibody to interferon gamma at its laboratory facility in Columbia, Maryland. The Company signed a cross-licensing agreement with Innogenetics NV that enables the two companies to combine Innogenetics' patented humanized antibody to interferon gamma (known as INNO 202) and the Company's intellectual property in the field of various immune diseases involving interferon-gamma. By granting access to their respective intellectual property, the Company believes that the agreement provides a joint position to attract interested third parties when negotiating mutually relevant development and commercial license agreements. See the Company's Form 8-K filed May 5, 2004, for further information set forth in the Company's press release about the cross-licensing agreement. Management believes that the availability of this technology will make it possible to produce safer and more standardized antibodies for commencement of human clinical trials, under FDA guidelines, in the United States.

      The amount spent on research and development by the Company for the fiscal years ended December 31, 2004, 2003 and 2002 was $557,807, $488,141 and
$313,597, respectively.

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

GAMMA INTERFERON (IFN-gamma)- AS A THERAPEUTIC TARGET

      Simply blocking TNF-alpha, as do the drugs Enbrel(R), Remicade(R) and Humira(R), three products already on the market for the treatment of rheumatoid arthritis, may not effectively deal with the overproduction of IFN- alpha and IFN-gamma. Removing IFN-gamma could, however, remove or lower all three inflammatory cytokines, since IFN-gamma is upstream of TNF-alpha in the cytokine cascade. IFN-gamma is responsible for the activation of killer T-cells that produce many inflammatory cytokines. The Company's drug development strategy therefore centers on the blocking of IFN-gamma, TNF-alpha, and sometimes both together in patients with Th1-mediated ADs.

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

           Neurological Diseases With A Suspected Autoimmune Component

              Alzheimer's Disease                     Depression
              Autism                                  Parkinson's disease
                                  Schizophrenia

      Treatments of ADs have long involved global immunosuppression using adrenal steroids, cytotoxic agents, immunosuppressants and antimitotics, all of which have substantial toxicity associated with them due to their lack of specificity. Recently, the anticytokine strategy has emerged in the therapeutic arena in the form of administering anti-inflammatory cytokines, such as interferon-beta (IFN-beta), specifically Rebif(R), Betaseron(R) and Avonex(R) for treating MS. IFN-beta products may in fact work by inhibiting IFN-gamma. Also in this category are the three TNF-alpha antagonists (Enbrel(R), Remicade(R) and Humira(R)), which have further demonstrated the efficacy of the cytokine-mediation therapeutic strategy. Although each of these products is useful in treating ADs, it is our opinion that they only represent the first generation of products based on this strategy and were conceived and developed at a time when the knowledge of the cytokine cascade was much less understood than it is today.

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

CLINICAL STUDIES / FDA APPROVED PHASE 1 TRIALS

      During 2004, the Company sponsored a Phase I FDA-approved clinical trial at the Georgetown University Medical Center. The study is designed to investigate the clinical effect of treating AIDS patients, who have become resistant to highly active antiretroviral therapy (HAART), with an inhibitor to TNF-alpha. This study is intended to test the safety and possibly show a clinical effect of this inhibitor aimed at helping restore normal immune system function in AIDS patients with advanced disease. While normal production of TNF-alpha helps the immune system fight disease, its overproduction may have the contrary effect of promoting not only greater viral replication in AIDS patients, but also a number of mental and physical disorders associated with immune system breakdown. A complex cellular relationship referred to as the cytokine "network" or "cascade" is responsible for helping the immune system communicate and direct responses against viruses, bacteria, fungi and tumors. HIV appears to disrupt the normal balance of this network. Restoring the functioning of this network may improve the ability of a patient's immune system to fight the AIDS virus. We believe that the greatest challenge faced today by clinicians to treat HIV is the management of patients who have developed virologic failure and metabolic complications of anti-HIV treatment. Although treatment failure can occur because of non-compliance, drug discontinuation, lack of drug potency or inadequate drug plasma concentration, drug resistance remains the single most important reason for virological failure. More than 50 percent of patients have detectable plasma HIV RNA despite being on combination highly-active antiretroviral therapy. Subject to raising capital and its capital needs, the Company plans future studies that will also test a combination of inhibitors including this and other overproduced cytokines that may play a part in this breakdown in AIDS patients in virologic failure.

CLINICAL STUDIES / RHEUMATOID ARTHRITIS (RA) AND PSORIATIC ARTHRITIS (PA)

      In an effort to demonstrate clinical proof of principle that IFN-gamma antibodies are well tolerated and show efficacy, two investigational clinical trials were sponsored in Russia with 67 patients with RA (62) and PA (5). An open-label trial was conducted using both anti-IFN-gamma and anti-TNF-alpha antibodies separately. Anti-IFN-gamma and anti-TNF-alpha both showed efficacy, but patients receiving anti-IFN-gamma maintained a longer period of remission. After this preliminary study, a double-blind, randomized, placebo-controlled trial was conducted in RA patients. The patients received intramuscular injections of antibodies to IFN-gamma, TNF-alpha, or placebo for 5 consecutive days as they did in the open-label trial. No other treatments were administered. They were clinically assessed daily for 7 days, then weekly up to the 28th day. Clinical, laboratory, and ultrasound indices were used to evaluate treatment efficacy.

      The results indicated that anti-IFN-gamma therapy provided rapid and statistically significant reduction of joint pain, swelling, and inflammation. The thickness of the inflamed synovial membrane assessed by ultrasound decreased significantly only with anti-IFN-gamma (both by the 7th and the 28th days). Some patients receiving anti-IFN-gamma achieved remission of 4-60 months, and one receiving anti-TNF-alpha, 7 months. The results of these studies have been published in the journals International Journal of Immunotherapy (14:23-32, 1998) and Scandinavian Journal of Rheumatology (30:203-207, 2001). Management believes that both studies provide supportive proof-in-principle in humans that blocking IFN-gamma is a viable therapeutic strategy in RA.

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

CLINICAL STUDIES / JUVENILE RHEUMATOID ARTHRITIS-ASSOCIATED UVEITIS

      A group of children in Russia, diagnosed with juvenile rheumatoid arthritis-associated uveitis were treated with anti-IFN-gamma. When the antibodies were combined with standard therapy, exacerbation of the disease symptoms were halted more quickly and remission lasted longer than in patients not receiving anti-IFN-gamma.

CLINICAL STUDIES / HERPES SIMPLEX VIRUS TYPE 1

      The Company completed a pilot investigational study using antibodies to IFN-gamma in the treatment of patients suffering from Genital Herpes at the Department of Skin and Venereal Diseases, Russian State Medical University,
Moscow, Russia. Patients with recurrent herpes simplex virus type 2 (HSV-2) genital lesions were treated topically for several days with our investigational antibodies to interferon-gamma. Our principal investigators reported that itching and pain were relieved within hours of the application of the antibody, and the eroded area of the skin epithelialized within 3-4 days. Research indicates that the HSV-2 causing recurrent genital lesions may belong to a special category of viruses, such as HIV and certain other viruses, in which interferons promote rather than stop viral replication. The Company also completed a pilot investigational study in Herpes type 1 with similar results.

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

      Assuming the results of Phase I testing present no toxic or unacceptable safety problems, Phase II trials may begin. In many cases, Phase II trials may commence before all the Phase I trials are completely evaluated if the disease is life threatening and preliminary toxicity data in Phase I shows no toxic side effects. In the case of clinical trials on drugs to treat life-threatening disease, Phase I and Phase II trials are sometimes combined to show initial toxicity and efficacy in a shorter period of time. The primary objective of this stage of clinical testing is designed to show whether the drug is effective in treating the disease or condition for which it is intended, and to establish the optimal dose level for pivotal efficacy Phase III trials. Phase II studies may take one or more years or longer and involve a few hundred patients in randomized, controlled trials that also attempt to disclose short-term side effects and risks in people whose health is impaired. A number of patients with the disease or illness will receive the treatment while a control group will receive a placebo. The cost per patient is estimated at $10,000.

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

GLOSSARY OF CERTAIN TERMS

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

Interferon-gamma                    A glycoprotein inflammatory cytokine induced
                                    in different cell sites and in response to an appropriate stimulus.

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

PATENT STATUS AND PROTECTION OF PROPRIETARY TECHNOLOGY

      On March 8, 2005, the Company was issued United States Patent No. 6,863,890 for use of antibodies to Tumor Necrosis Factor-alpha (TNF-a), Interferon-Gamma (IFN-g) and Interferon-alpha (IFN-a) for the treatment of AIDS. On March 1, 2005, the Company was issued United States Patent No. 6,861,056 for use of antibodies to IFN-g and standard therapy for treatment of uveitis. The Company has been issued United States Patent No. 6,333,032 for the use of interferon-gamma (IFN-gamma) antibodies as a monotherapy to treat five diseases of autoimmune etiology: Multiple Sclerosis, Rheumatoid Arthritis, Juvenile Rheumatoid Arthritis, Psoriatic Arthritis and Ankylosing Spondylitis. Management believes that these patents are a critical milestone for the Company. The Company believes that these patents give the Company patent protection for a new anti-cytokine approach to treating different autoimmune diseases. The Company's patented treatment also uses various methods to neutralize or block specific combinations of cytokines and their receptors. In addition, the Company was recently issued United States Patent No. 6,534,059 covering the use of interferon gamma antibodies for treatment of corneal transplant rejection. The Company also has been issued United States Patent Nos. 5,626,843, 5,888,511, 6,846,486 and Australia Patent No. 730498. The Company also has nineteen United States utility patents pending filed between December 22, 1997, and March 1, 2005. The Company also has two applications pending in Europe and Canada, respectively, as well as a pending application in each of Japan, Hong Kong and Australia. The Company has six PCT applications pending. The ultimate degree of patent protection that will be afforded to biotechnology products and processes, including ours, in the United States and other markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. There is no certainty that our existing patents, or others, if obtained, will afford us substantial protection or commercial benefit.

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

UNCERTAINTIES ASSOCIATED WITH RESEARCH AND DEVELOPMENT ACTIVITIES

      Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Subject to raising additional capital to meet its cash requirements for full operations for the 12-month period ending December 31, 2005, the Company plans to reduce product development efforts while continuing to seek additional financing. There can be no assurance that the Company would be able to secure any necessary additional financing or that such financing would be available on favorable terms.

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

FORWARD-LOOKING STATEMENTS

      This Annual Report and other documents we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management's assumptions. All statements other than statements of historical facts are forward-looking statements, including any statements of the plans and objectives of management for future operations, any statements concerning proposed new products and prospects for regulatory approval, any projections of revenue earnings or other financial items, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing.

Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "could," "expect," "project," "intend," "plan," "believe," "seek," "should," "may," "assume," "continue," variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We caution you that our performance and results could differ materially from what is expressed, implied, or forecast by our forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties such as those set forth below and described elsewhere in this Annual Report. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

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

      WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE A NEED FOR ADDITIONAL FINANCING. For the fiscal year ended December 31, 2004, we realized a net loss of $2,440,695 and expect such losses to continue for the foreseeable future. The Company anticipates that its minimum cash requirements for the next twelve months will be approximately $2,000,000. The Company's long-term convertible debt as of December 31, 2004 that matures on June 30, 2006 and September 30, 2007 is approximately $4,018,602 and $920,158, respectively. If we are unable to raise additional capital and/or generate a positive cash flow before our cash is depleted, we will be required to curtail operations substantially. We are seeking to obtain additional funds through public and private equity and debt financings, collaborative or other arrangements with corporate partners, acquisitions or mergers with companies with strong capital positions or cash flow from product sales or from other sources. There is no assurance that we will be able to obtain additional capital if required, or if capital is available, to obtain it on terms favorable to us. We may suffer from a lack of liquidity in the future that could impair our research and development efforts and adversely affect our results of operations.

      WE DO NOT HAVE ANY OF OUR OWN PRODUCTS IN FDA CLINICAL TRIALS, AND IF WE CANNOT SUCCESSFULLY COMPLETE ANY CLINICAL TRIALS, WE WILL BE UNABLE TO OBTAIN REGULATORY APPROVALS REQUIRED TO MARKET OUR PRODUCTS. Our products are in the development stage, have not been subjected to clinical studies in the United States (except for preliminary initiation of Phase I clinical trials at Georgetown Medical University), have limited clinical data based upon studies conducted in Russia, have not been cleared for marketing by the FDA or foreign regulatory authorities, and cannot be commercially distributed in the United States and/or in foreign markets unless and until such clearance is obtained. Failure to obtain FDA clearance would delay sales of our products and would materially affect our financial condition.

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

      OUR RESEARCH AND DEVELOPMENT AND MARKETING EFFORTS WILL BE DEPENDENT ON COLLABORATIONS AND IF OUR COLLABORATIONS ARE NOT SUCCESSFUL, WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND MARKET PRODUCTS. Because we have limited resources, we anticipate entering into a number of collaboration agreements with other companies. At present, however, we have no such agreements. These agreements may be expected to call for our partners to control the supply of bulk or formulated drugs for commercial use or for use in clinical trials; design and execution of clinical studies; process of obtaining regulatory approval to market the product; and/or marketing and selling of any approved product.

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

      RESEARCH AND DEVELOPMENT ACTIVITIES, INCLUDING FUTURE CLINICAL TRIALS, ARE INHERENTLY UNCERTAIN AND WE MAY BE UNABLE TO OBTAIN OR MAINTAIN REGULATORY APPROVAL FOR ANY PRODUCTS. Preclinical testing and clinical trials must demonstrate that a product candidate is safe and efficacious. The results from preclinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials, and we cannot be sure that these clinical trials will demonstrate the safety and efficacy necessary to obtain regulatory approval for any product candidates. A number of companies in the biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. In addition, certain clinical trials are conducted with patients having the most advanced stages of disease. During the course of treatment, these patients often die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested. Such events can have a negative impact on the statistical analysis of clinical trial results.

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

      OUR LACK OF EXPERIENCE IN SALES, MARKETING AND DISTRIBUTION MAY HAMPER MARKET INTRODUCTION AND ACCEPTANCE OF OUR PRODUCTS. Our management has limited sales, distribution and marketing experience, and therefore, if the necessary regulatory approvals are obtained, we intend to market, distribute and sell our products, through a network of qualified independent distributors, agents, and key strategic partners, none of which are currently in place. There are no assurances that we can establish the necessary relationships for marketing and selling products or that the network will successfully implement an effective marketing and sales strategy. We expect to rely on third parties to provide customer service activities and accept and process returns. Although it is anticipated that we will employ a small number of persons to coordinate and manage the activities undertaken by these third parties, we have relatively limited experience in this regard. Any disruption in these activities could impede our ability to sell our products and could reduce sales revenues.

      MANUFACTURING DIFFICULTIES COULD MATERIALLY IMPAIR OUR COMPETITIVE POSITION AND OUR POSSIBILITY OF CONDUCTING CLINICAL TRIALS. We lack the facilities to manufacture our products and do not have an adequate supply of product to begin clinical studies in the United States. If we are unable to contract for manufacturing capabilities on acceptable terms, it would result in the delay of the manufacturing of antibodies for clinical trial purposes.

      UNCERTAINTY RELATING TO FAVORABLE THIRD-PARTY REIMBURSEMENT MAY HAVE A MATERIAL ADVERSE EFFECT ON THE COMMERCIAL SUCCESS OF PRODUCTS WE MAY DEVELOP. In the United States, success in obtaining favorable third-party payment for a new product depends greatly on the ability to present data which demonstrates positive outcomes and reduced utilization of other products or services, as well as cost data which shows that treatment costs using the new product are equal to or less than what is currently covered for other products. Our failure to present such clinical data would adversely affect our ability to obtain favorable third-party reimbursement as well as the commercial success of our products.

      OUR DEPENDENCE ON PRODUCTS COULD HAVE A MATERIAL ADVERSE AFFECT ON THE COMPANY'S FINANCIAL CONDITION. We expect to derive a substantial majority of our revenues from our proprietary development stage products through product licensing and royalty fees. The life cycle of our products, if approved for marketing, is difficult to estimate in terms of current and future technological developments, competition, and other factors. Our failure to successfully commercialize products or to realize significant revenues from the products would have a material adverse effect on our financial condition. As of the date hereof, we have not realized any revenues from the sale of products.

      IF WE ARE UNABLE TO PROTECT OUR PATENTS, WE MAY NOT BE ABLE TO DEVELOP PRODUCTS OR COMPETE SUCCESSFULLY. We have six issued United States patents and one patent issued in Australia. Our success and ability to compete effectively will depend, in part, on the strength of our patents and the ability to obtain protection for our products, if any, in foreign markets. No assurance can be given that any patents issued to us will not be challenged, invalidated, or circumvented. Litigation, which could result in substantial cost to us, may also be necessary to enforce any patents issued to us and/or determine the scope and validity of other parties' proprietary rights.

      We have nineteen United States utility patent applications pending. The United States patent position of pharmaceutical companies involves many complex legal and technical issues and has recently been the subject of much litigation. There is no clear policy establishing the breadth of claims or the degree of protection afforded under such patents. As a result, there can be no assurance that any of our patent applications will be approved, except where claims under an application have already been examined and allowed, nor that we will develop additional proprietary products that are patentable. There can be no assurance that any United States patents issued to us will provide us with any competitive advantages or will not be challenged by third parties or that patents issued to others will not have an adverse effect on our ability to conduct our business. We could incur substantial costs in asserting our patent rights and in defending patent infringement suits against us or our executives relating to ownership of, or rights to, patents and other intellectual property of third parties. Such disputes could substantially delay our drug development or commercialization.

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

      WE FACE SUBSTANTIAL COMPETITION AND OTHERS MAY DISCOVER, DEVELOP, ACQUIRE OR COMMERCIALIZE PRODUCTS BEFORE OR MORE SUCCESSFULLY THAN WE MAY DO. The products that we are planning to develop may compete for market share with alternative therapies. A number of companies are pursuing the development of novel products which target the same diseases as we are targeting. Many of these competitors have substantially greater capital resources, research and development staffs and facilities than we do. They may develop and introduce products and processes competitive with those of ours. They represent significant long-term competition for us. For certain of our products, an important factor in competition may be the timing of market introduction of these competitive products. This timing will be based on the effectiveness with which we or the competition can complete clinical trials and approval processes and supply quantities of these products to market. Competition among products approved for sale will be based on, among other things, efficacy, safety, reliability, price, marketing capability and patent position.

      OUR COMMON STOCK PRICE IS VOLATILE, AND AN INVESTMENT IN OUR COMPANY COULD DECLINE IN VALUE. Our stock price, like that of other biotechnology companies, is highly volatile, so that investment in our stock involves substantial risk. Additionally, the stock market from time to time has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Our stock price may be affected by such factors as:

      o     material public announcements

      o developments or disputes as to our patent or other proprietary rights.

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

      o     delays in manufacturing or clinical trial plans

      o     market  reaction  to   announcements   by  other   biotechnology  or
            pharmaceutical companies

      o     announcements in the scientific and research community

      o     initiation,   termination  or   modification   of  agreements   with
            collaborative partners

      o     loss of key personnel

      o     general market conditions

      OUR OUTSTANDING CONVERTIBLE PROMISSORY NOTES LEVERAGE US CONSIDERABLY. As a result of issuing our convertible subordinated notes due June 1, 2006 and our convertible subordinated notes due September 30, 2007, we have incurred long-term indebtedness of approximately $4,945,413 as of December 31, 2004, excluding the $127, 631 owed to a director/officer. The degree to which we are leveraged could harm our ability to obtain future financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

EXECUTIVE OFFICES

      Our executive offices are located at 6355 Topanga Canyon Boulevard, Woodland Hills, California 91367, and our telephone number is (818) 883-6716.

ITEM 2. DESCRIPTION OF PROPERTY

      During 2004,  the Company  paid an average of $6,013 per month  (aggregate
$72,150) in rent for the use of approximately 3,500 square feet of commercial building space on a month-to-month basis from a firm that is partially owned by director Lawrence Loomis. During 2004, the Company paid an average of $1617 per month (aggregate $19,400) in rent for the use of office space and facilities on a month-to-month basis from a firm owned by Edmond F. Buccellato. No formal agreement memorializes these month-to-month arrangements.

      The Company owns a nominal amount of office equipment and furniture, all of which have been entirely or substantially written off as depreciated assets.

      As of December 31, 2004, the Company had incurred approximately $271,000 in costs related to the building of a cleanroom laboratory, including approximately $31,900 for laboratory equipment. The purpose of the laboratory is to evaluate and manufacture limited supplies of antibodies for possible U.S. and foreign clinical trial purposes. The laboratory is located in the premises leased by the Company from New Horizons Diagnostics, Inc., of which Director Lawrence Loomis is the majority shareholder.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 16, 2004, the Company held its annual meeting of stockholders ("Annual Meeting").

      A brief description of each matter voted upon at the Annual Meeting is set forth below:

      (1) The stockholders elected nine directors to hold office until the next annual meeting of the stockholders and until their respective successors are elected and qualified, or until death, resignation or removal:

 Name of Director                     For              Withheld Authority
 ------------------------    ---------------------  -------------------------
 Joseph A. Bellanti, M.D.         44,034,198                       30,950
 John M. Bendheim                 44,031,698                       33,450
 Edmond F. Buccellato             42,933,938                    1,131,210
 Alexander L. Cappello            43,909,398                      155,750
 Richard P. Kiphart               44,034,398                       30,750
 Lawrence Loomis                  43,953,453                      111,695
 Thomas J. Pernice                43,953,353                      111,795
 Boris Skurkovich, M.D.           43,962,253                      102,895
 Simon Skurkovich, M.D.           43,963,453                      101,695

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is quoted on the Over-The-Counter Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "ADVB." The table below shows the high and low bid quotations of the Company's Common Stock during each of the four quarters of the 2004 and 2003 calendar years, and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotation information has been obtained from Commodity Systems, Inc., available through Yahoo! Finance.

      2004 Fiscal Quarter Ended:            High Bid            Low Bid

      March 31                               $0.48               $0.32
      June 30                                $0.44               $0.22
      September 30                           $0.29               $0.15
      December 31                            $0.38               $0.15

      2003 Fiscal Quarter Ended:            High Bid            Low Bid

      March 31                               $0.23               $0.10
      June 30                                $0.39               $0.12
      September 30                           $0.51               $0.16
      December 31                            $0.80               $0.32

      As of February 28, 2005, the Company had approximately 1392 holders of record of its Common Stock. This number does not include those beneficial owners whose securities are held by brokers or in street name. The total number of record and beneficial stockholders is estimated to be more than 3300.

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

SALE OF UNREGISTERED SECURITIES IN THE FOURTH QUARTER OF 2004

      Effective as of December 31, 2004, pursuant to the Company's 2000 Omnibus Equity Incentive Plan, the Company granted its directors non-qualified stock options to purchase an aggregate 225,000 shares (25,000 shares per director) of Common Stock, at an exercise price of $0.20 per share, for services. See "ITEM
10. EXECUTIVE COMPENSATION" for additional information.

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

      The Company had $367,337 in cash and investments as of December 31, 2004. Management anticipates that current funds will enable the Company to continue operations through May 2005. This amount of cash is inadequate to meet the Company's projected minimum cash requirements for full operations for the next 12 months of approximately $2,000,000. The Company does not have a source of revenues to continue its operations, or research and development costs beyond the current available funds. In order to meet the foregoing cash requirements, the Company will have to raise funds through the issuance for cash of common or preferred stock, convertible debt or loans. There is no assurance, however, that the Company will be able to raise sufficient capital to meet its cash requirements for the next 12 months, in which case the Company would undertake to adjust its operations including the significant reduction of research and development costs.

      The Company has initiated reductions in certain research and development projects and plans to postpone certain patent applications and other patent matters. Management is monitoring the Company's funds and considering financing alternatives with the Company's directors.

      In terms of the Company's long-term convertible debt, as of December 31, 2004, the approximate principal balance of $4,018,602 and $920,158 matures on June 1, 2006 and September 30, 2007, respectively. If before this convertible debt would be repaid the market price of the Company common stock is at least $0.75 per share for 20 consecutive trading days, then the Company may also cause the mandatory conversion of such debt into shares of Company common stock at a conversion price of $0.25 per share.

      The Company's business development plan for 2005, subject to raising additional capital, principally focuses on the following five specific elements:

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

      5. Evaluation of financing alternatives and opportunities.

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

      In general, we have a history of operating losses and have not generated any revenue. As of December 31, 2004, we had an accumulated deficit of approximately $11,142,096. Over the next several months, we expect to incur substantial additional expenses as we continue to identify and develop potential products and invest in research. Since we or potential collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain.

      The Company has no expected purchases or sales of significant equipment and there are no expected significant changes in the number of employees of the Company.

      As of January 1, 2005, the Company entered into an agreement with a consultant whereby the consultant will utilize its established process and reasonable commercial efforts to secure a commercial relationship with potential candidates. This commercial relationship may include the license or transfer of intellectual property, product rights, manufacturing rights, patents, or development assistance. A fee will be paid to the consultant in the amount of $5,000 per month. Additionally, the consultant will be reimbursed for reasonable out-of-pocket costs. The agreement is for nine months, subject to termination after the initial 90 days. A success fee is included in the agreement if the Company enters into a commercial relationship during the term of the agreement or within 18 months from the termination of the agreement, with a candidate introduced to the Company by the consultant.

      RESULTS OF OPERATIONS - Years ended December 31, 2004 and 2003.

      The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

LIQUIDITY AND CAPITAL RESOURCES.

      To date, we have financed our operations through private placements of equity and convertible debt securities. The Company had $368,397 in cash and cash equivalents as of December 31, 2004 and had issued and outstanding 54,032,557 shares of its Common Stock.

FISCAL 2004 COMPARED TO FISCAL 2003.

      For the year ended December 31, 2004, the Company realized a net loss of $2,440,695 compared to a net loss of $2,108,440 for the year ended December 31, 2003. The Company had increases in expenses over the year ended December 31, 2003, consisting primarily of the following: increased research and development expenses of $69,666, increased promotional fees of $19,210, increased professional fees of $9,163, increased depreciation and amortization of $14,864, increased administrative salaries and benefits of $192,760, increased interest expense in the amount of $65,848 related to the Company's convertible and subordinated pay-in-kind notes, and increased rent of $8,260, net of decreased interest income of $16,586, decreased travel and entertainment of $21,259, decreased general administrative expenses of $9,463, and decreased directors' fees of $54,000.

ITEM 7. FINANCIAL STATEMENTS

      The financial statements are included herewith and incorporated herein by reference beginning with Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no disagreements with the Company's accountants, Williams & Webster P.C., on accounting and financial disclosures during the Company's two most recent fiscal years, i.e. January 1, 2003, through December 31, 2004, and through the date hereof.

ITEM 8A. CONTROLS AND PROCEDURES

      In accordance with Item 307 of Regulation S-B promulgated under the Securities Act of 1933, as amended, as of December 31, 2004, the Chief Executive Officer and Chief Financial Officer of the Company (the "Certifying Officers") have conducted evaluations of the Company's disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Company's disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective in causing information to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and communicated to management of the Company to allow timely decisions regarding the Company's public disclosures. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers executed an Officer's Certification included in this Annual Report on Form 10-KSB.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The following table sets forth the names and nature of all positions and offices held by all directors and executive officers of the Company as of February 28, 2005, and the period or periods during which each such director or executive officer served in his or her respective positions.

             Name                  Age       Position Held                                       Director Since

Simon Skurkovich, M.D.              82        Chairman Emeritus, Director, and                    November, 1985
                                                Director of Research and
                                                Development
Edmond F. Buccellato                59        Chairman of the Board, President and Chief          November, 1995
                                              Executive Officer, Director (3)
Thomas J. Pernice                   43        Treasurer and Secretary, Director (2)               April, 2001
William M. Finkelstein              46        Chief Financial Officer (non-director)              April, 2001
Lawrence Loomis                     62        Director (2)(3)                                     December, 1986
Boris Skurkovich, M.D.              50        Director (2)(4)                                     December, 1986
Alexander L. Cappello               49        Director (1)(3)(4)                                  April, 2000
John M. Bendheim                    51        Director (1)                                        June, 2000
Richard P. Kiphart                  63        Director (1)(2)(3) (4)                              June, 2002
Joseph A. Bellanti, M.D.            70        Director                                            October, 2003

----------
(1)   Member of the Audit Committee of the Board of Directors.

(2)   Member of the Compensation Committee of the Board of Directors.

(3)   Member of the Executive Committee of the Board of Directors.

(4)   Member of the Nominating Committee of the Board of Directors.

TERM OF OFFICE

      Each director serves for a term of one year or until his successor is duly elected and qualified. The Company's officers are appointed by the Board of Directors and hold office at the discretion of the Board.

BIOGRAPHICAL DESCRIPTIONS OF DIRECTORS AND OFFICERS

      Joseph A. Bellanti, M.D. - Since October 2003, Dr. Bellanti has served as a member of the Board of Directors. Dr. Bellanti joined the faculty of Georgetown University School of Medicine in 1963, and continued to serve on that faculty where he is currently Professor of Pediatrics and Microbiology-Immunology and Director of the International Center for interdisciplinary Studies of Immunology at Georgetown University Medical Center. In addition to teaching medical students and residents, as well as his continuing direct patient care of children and adults exhibiting the full spectrum of allergic and immunologic disorders, Dr. Bellanti has been actively engaged in research dealing with antimicrobial immunity and immunologically-mediated diseases and has published more than 400 scientific articles and abstracts. He is editor of the well-known textbook "Immunology," published by W.B. Saunders Co. He is currently editor-in-chief of the Allergy and Asthma Proceedings. For his achievements in allergy and immunology, Dr. Bellanti has received numerous awards, including the Golden Cane Award in 2002. He is the recipient of many national and international honors. He received his M.D. degree from the University of Buffalo, trained in immunology at the University of Florida School of Medicine and continued his studies as a research virologist at Walter Reed Army Institute of Research, Washington D.C.

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

      Alexander L. Cappello - Since May 2000, Mr. Cappello has served as a member of the Board of Directors. Mr. Cappello also served as Chairman of the Board from April 2001, through October, 2002. Mr. Cappello is Chairman and Chief Executive Officer of Cappello Group, Inc., a merchant banking firm specializing in principal transactions, corporate finance, institutional equity placements for public companies, project finance and merger and acquisitions services. Mr. Cappello has managed Cappello Group, Inc. and its predecessor firms since 1975). He served as Chairman of the International Board of the Young Presidents' Organization for 2003-2004. Currently, he is a Member of the Board of Directors of the following: Cappello Group, Inc., Advanced Biotherapy (ADVB.OB), Benitec BLT. Sydney Stock Exchange - ASX, Genius Products Inc. (GNPI.OB), RAND Corporation (Center for Middle East Public Policy), Independent Colleges of Southern California (ICSC), USC Board of Governors, USC Marshall School of Business, Greif Center for Entrepreneurial Studies, USC Advancement Council, Trustee Friends of Florence (Florence Italy), and Chairman Emeritus of Catholic Big Brothers of Los Angeles. He received his B.S. Degree in Finance (Order of the Palm) from the University of Southern California.

      Richard P. Kiphart - Since June, 2002, Mr. Kiphart has served as a member of the Board of Directors. He currently serves as Chairman of the Board of Saflink (SFLK Nasdaq) and a member of the Board of Directors of First Data Corp. (FDC-NYSE). Mr. Kiphart is the Head of Corporate Finance for the Investment Firm of William Blair & Company, L.L.C. Mr. Kiphart has been with William Blair for over 36 years. Mr. Kiphart received his B.A. from Dartmouth College and his M.B.A. from Harvard Business School.

      Lawrence Loomis - Since 1986, Mr. Loomis has served as a member of the Board of Directors of the Company. During the past five years, Mr. Loomis has been the major shareholder and President of New Horizons Diagnostics. Founded in 1980, NHD, under the direction of Mr. Loomis, has developed rapid test methods for small and large molecules. Methods include: luminescence, fluorescence, fiber optics, and colloidal gold immunoassays. He also directed development of tests for the rapid screening of water and food for microbial contamination. Mr. Loomis received his undergraduate degree in math, chemistry and biology from New York University and his graduate degree in chemistry from City University.

      Thomas J. Pernice - Since April 2001, Mr. Pernice has served as the Treasurer and Secretary of the Company and as a member of the Board of Directors. Mr. Pernice is President and Founder of Modena Holding Corporation, a business consulting services company, and most recently was also a managing director of Cappello Group, Inc., a merchant banking firm, from January, 1999 to July, 2002. Prior to joining the Cappello Group, Mr. Pernice served as a senior corporate executive in government and industry for more than 20 years, including seven years' service in various capacities in the Reagan and George H. W. Bush administrations Currently, Mr. Pernice serves as a consultant to the U.S. Department of Energy in Washington, D.C. and is a member of the Board of Directors of United Heritage Corporation (OTCBB-"UHCP"). Mr. Pernice earned a bachelor of arts degree from the University of Southern California.

      Boris Skurkovich, M.D. - Since 1986, Dr. Skurkovich has served as a member of the Board of Directors, and from that same date until December 2000, he was a Vice President of the Company. He completed a clinical and research fellowship at the Maxwell Finland Laboratory for Infectious Diseases, Boston City Hospital, Boston, Massachusetts, and presently is, and has been during the past five years, a professor at Brown Medical School. He has collaborated with his father, Simon Skurkovich, on the development of the Company's treatment of autoimmune diseases. Dr. Skurkovich received his M.D. from the Moscow State Medical Institute.

      Simon Skurkovich, M.D. - Dr. Skurkovich is the founder of Advanced Biotheraphy, Inc., and presently serves as its Director of Research and Development. From 1985 until September 2000, Dr. Skurkovich served as Chairman of the Board of the Company. He has been granted 28 patents in the United States and Europe. He is the creator of immune preparations from human blood against antibiotic resistant bacteria that saved thousands of lives in the Soviet Union and Eastern Europe. In Russia, he was professor and Chief of the Immunology

Laboratory of the Institute of Hematology and Blood Transfusion and was awarded gold and silver medals for his scientific discoveries. His laboratory was also awarded the nation's highest honor, the Lenin Prize, for his patented work. Dr. Skurkovich received an M.D., Ph.D. and a Doctorate in Medical Sciences (D.Sc.) from Pirogov State Medical Institute in Moscow. He is the pioneer of anticytokine therapy, which opened the way to a new understanding of the pathogenesis and treatment of autoimmune diseases and thus helped bring treatments that have improved the health of many people. He has written more than 240 articles for scientific publications. In 1974, he published in the journal Nature a new explanation for the pathogenesis and treatment of autoimmune diseases, which has been the basis for successful clinical trials and is now well accepted around the world.

      William M. Finkelstein. Since April, 2001, Mr. Finkelstein has served as Chief Financial Officer. For the past eight years, he has been a shareholder of Buccellato & Finkelstein, Inc., a public accountancy firm. Mr. Finkelstein received his undergraduate degree in Accounting from the University of Houston and became licensed as a certified public accountant in 1984. He is a member of the American Institute of Certified Public Accounts, and the California Society of Certified Public Accountants.

AUDIT COMMITTEE

         Alexander L. Cappello, John M. Bendheim and Richard Kiphart serve on the Company's Audit Committee. Although the Company's securities are not quoted on Nasdaq, the Company has elected to apply the Nasdaq Marketplace Rules regarding the definition of "independence" for the members of the Audit Committee. Under the Nasdaq Marketplace Rules, directors John M. Bendheim and Richard Kiphart qualified as "independent." Director Alexander L. Cappello would not likely be deemed "independent," because of the aggregate value of cash fees, warrants and options of the Company he received in fiscal years 2000 and 2001 by assignment from Cappello Capital Corp., an investment banking firm retained by the Company from January, 2000, through January, 2002, which received such fees, warrants and options in connection with the Company's private placement of Convertible Debt in 2000 and other services. The Board of Directors determined to appoint Alexander L. Cappello to the Audit Committee in the best interests of the Company and its Stockholders due to his management and financial expertise involving publicly-held companies, among other expertise. Based upon current Nasdaq Marketplace Rules, John M. Bendheim, Alexander L. Cappello and Richard P. Kiphart have financial sophistication, although none of the committee members may currently qualify as a "financial expert" for purposes of SEC rules, adopted pursuant to the Sarbanes-Oxley Act of 2002. Since the Company is a development stage company, the Board of Directors believes that the current members of the Audit Committee have sufficient knowledge of financial statement preparation, analysis and evaluation even if none of them qualify as a "financial expert."

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

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth the compensation paid by the Company since January 1, 2002 through December 31, 2004, for the Chief Executive Officer of the Company and the Company's other executive officers who were compensated during the year ended December 31, 2004 (the "Named Executive Officers"):

                                           Summary Compensation Table

                                                        Other       Restricted   Securities
                                                       Annual         Stock       Underlying    LTIP      All Other
  Name and Principal                Salary   Bonus   Compensation    Award(s)    Options/SARs  Payouts   Compensation
       Position              Year     ($)     ($)        ($)            ($)          (#)         ($)          ($)
  ------------------         ----   ------   -----   ------------    --------    ------------  -------   ------------
Edmond F. Buccellato.......  2004  $176,000   $0        $ 4,500         $0           25,000       $0         $0
Chief Executive Officer      2003  $180,000   $0        $10,000         $0        1,530,000       $0         $0
(1)(2)(3)(4)(6)              2002  $154,500   $0        $ 3,800         $0           20,000       $0         $0

Simon Skurkovich...........  2004  $175,500   $0        $ 4,500         $0           25,000       $0         $0
Chairman Emeritus,           2003  $180,000   $0        $10,500         $0          450,000       $0         $0
Director of Research &       2002  $131,500   $0        $ 3,800         $0           20,000       $0         $0
Development (1)(2)(3)(5)(6)

----------
(1) During January, 2005, the Company granted stock options to purchase 25,000 shares of the Company's Common Stock at $0.20 per share to each director for services rendered during the year ended December 31, 2004. For the 2004 fiscal year, the estimated fair value of such options was accrued at $4,500 per director using the Black Scholes option price method.

(2) During January, 2004, the Company granted stock options to purchase 30,000 shares of the Company's Common Stock at $0.42 per share to each director for services rendered during the year ended December 31, 2003. For the 2003 fiscal year, the estimated fair value of such options was accrued at $10,500 per director using the Black Scholes option price method.

(3) Effective December 31, 2002, the Company granted stock options to purchase 20,000 shares of the Company's Common Stock at $0.21 per share to each director for services rendered during the year ended December 31, 2002. The fair value of the stock options was estimated at $3,800 per director using the Black Scholes option price method.

(4) During March, 2003, the Company granted Mr. Buccellato options to purchase 1,500,000 shares at an exercise price of $0.16 per share, which options vest in three equal annual installments commencing February 7, 2004. These options were granted in part to replace the amount of stock bonus plan shares which the Company repurchased from Mr. Buccellato in February 2003 in order to enable the Company to comply with the Sarbanes-Oxley Act, which prohibits the extension of credit in the form of a loan by the Company to any executive officer in connection with the sale of shares to such officer. The options expire in February 2010, and cease to vest upon complete termination of his services as a director, officer, employee or consultant of the Company. Since no portion of these options vested in 2003, the Company's auditors did not accrue any value to such options for fiscal year 2003.

(5) During March, 2003, the Company granted to Dr. Skurkovich options to purchase 450,000 shares at an exercise price of $0.16 per share, which options vest in three equal annual installments commencing February 7, 2004. The options expire in February 2010, and cease to vest upon complete termination of his services as a director, officer, employee or consultant of the Company. Since no portion of these options vested in 2003, the Company's auditors did not accrue any value to such options for fiscal year 2003.

(6) During the first six months of 2002, Edmond Buccellato and Simon Skurkovich, M.D. were compensated as contract consultants at the annual rate of $120,000 and $80,000, respectively, and effective July 1, 2002, their salaries were set at $180,000, respectively.

      During fiscal year 2004, William M. Finkelstein did not receive any compensation directly from the Company, although the Company paid to Buccellato & Finkelstein, Inc., the sum of $24,480 for accounting services and tax preparation. Mr. Finkelstein and Mr. Buccellato are shareholders of Buccellato & Finkelstein, Inc.

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

OPTION/SAR GRANTS TO EXECUTIVE OFFICERS

      The Named Executive Officers received grants of stock options (not in tandem with stock appreciation rights ("SARs"), or freestanding SARs) during the year ended December 31, 2004 as set forth in the chart below captioned "OPTION/SAR GRANTS IN LAST FISCAL YEAR (2004)."

      None of the Named Executive Officers exercised any options or SARs during the 2004 fiscal year.

      The information concerning individual grants of stock options (whether or not in tandem with SARs) and freestanding SARs, including options and SARs that subsequently have been transferred) made during the fiscal year ended December 31, 2004, to each of the Named Executive Officers is provided in tabular format below:

                  OPTION/SAR GRANTS IN LAST FISCAL YEAR (2004)
                               (Individual Grants)

-------------------------------------------------------------------------------------------------------------
                            Number of Securities   Percent of Total
                                 Underlying          Options/SARs       Exercise of
                                Options/SARs          Granted To        Base Price          Expiration
           Name                   Granted            Employees in         ($/Sh)               Date
                                    (#)              Fiscal Year
-------------------------------------------------------------------------------------------------------------
Edmond F. Buccellato                25,000(1)            50%               $0.20         December 30, 2014
-------------------------------------------------------------------------------------------------------------
Simon Skurkovich, M.D.              25,000(1)            50%               $0.20         December 30, 2014
-------------------------------------------------------------------------------------------------------------

(1) During January 2005, options to purchase 25,000 shares of Common Stock at $0.20 per share were granted to all directors for services rendered during fiscal year 2004, and the fair value of such options was accrued by the Company's auditors for the 2004 fiscal year.

              AGGREGATED OPTIONS/SAR EXERCISES IN 2004 FISCAL YEAR
                    OPTION/SAR VALUES AS OF DECEMBER 31, 2004


                                                                Number of Unexercised Securities   Value of Unexercised In-The-Money
                       Shares Acquired on                     Underlying Options/SARs at FY-End(#)     Options/SARs At FY-End ($)
             Name         Exercise (#)     Value Realized ($)    Exercisable/ Unexercisable(1)        Exercisable/Unexercisable(2)
---------------------  ------------------  ------------------ ------------------------------------  --------------------------------
Simon Skurkovich, M.D.          0                   0                300,000                               30,000
                                                                     623,000                               62,300
                                                                      10,000                                - 0 -
                                                                      20,000                                  200
                                                                      30,000                                - 0 -
                                                                     150,000         300,000                6,000         12,000
                                                                                      25,000                                - 0-

Edmond Buccellato               0                                    105,543                               10,554
                                                                      50,000                                5,000
                                                                      50,000                                - 0 -
                                                                      10,000                                - 0 -
                                                                      20,000                                - 0 -
                                                                      30,000                               -  0 -
                                                                     500,000       1,000,000               20,000          40,000
                                                                                      25,000                                 - 0-

----------
(1)   All options were  exercisable as of December 31, 2004,  except as follows:
      Options granted to Dr. Skurkovich and Mr. Buccellato to purchase 450,000 and 1,500,000 shares of Common Stock, respectively, become exercisable in three equal annual installments with the initial one-third vested on February 7, 2004. Options to purchase 25,000 shares of Common Stock were approved for grant as of January 3, 2005 for director services rendered during the 2004 fiscal year.

(2)   Determined  on the basis of the share  closing  price of $0.20 on December
      30, 2004, as published by Commodity Systems, Inc., available through Yahoo!Finance.

      The above-described stock options were granted to officers and directors based upon, among other factors, the potential for individual contributions to the Company. The members of the Board of Directors determined the amount of the stock options, and the exercise price of the options, which was set at fair market value as of December 30, 2004.

COMPENSATION OF DIRECTORS

      Directors did not receive any cash compensation for serving as members of the Board of Directors for the year ended December 31, 2004.

      Effective December 31, 2004, the Board approved the grant to each director of stock options to purchase 25,000 shares of Common Stock at an exercise price of $0.20 per share for Board services rendered during the year ended December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information as of December 31, 2004

---------------------------------------------- ------------------------ --------------------------- -------------------------
                                                                                                      Number of securities
                                                                                                    remaining available for
                                                Number of securities                                 future issuance under
                                                  to be issued upon     Weighted-average exercise     equity compensation
                                                     exercise of           price of outstanding         plans (excluding
                                                outstanding options,      options, warrants and     securities reflected in
                                                 warrants and rights              rights                   column (a)
---------------------------------------------- ------------------------ --------------------------- -------------------------
                                                         (a)                        (b)                        (c)
---------------------------------------------- ------------------------ --------------------------- -------------------------
Equity compensation plans approved by
security holders                                     4,990,000(1)                 $0.18                    10,000(1)
---------------------------------------------- ------------------------ --------------------------- -------------------------
Equity compensation plans not approved by
security holders(2)                                     - 0 -                                             2,403,789(3)
---------------------------------------------- ------------------------ --------------------------- -------------------------

(1) This figure excludes stock options granted by the Company during January, 2005, to each director, to purchase 25,000 shares of the Company's Common Stock at $0.20 per share (aggregate 225,000 shares) for directorship services rendered during the year ended December 31, 2004, and for which the fair value of such options was accrued for the 2004 fiscal year.

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

EQUITY COMPENSATION AND LONG-TERM INCENTIVE PLAN AWARDS

      The Company adopted a Stock Bonus Plan ("Stock Bonus Plan") in January 2000 and reserved 10,000,000 shares of Common Stock to be issued thereunder, of which 7,596,211 shares have been granted and issued as of December 31, 2004. In December 2000, the Board of Directors approved the Company's 2000 Omnibus Equity Incentive Plan ("OEI Plan") and reserved 4,000,000 shares of Common Stock to be issued thereunder to employees, consultants and directors, subject to annual increases equal to the lesser of 2.5% of the then outstanding shares of Common Stock or 250,000 shares. As of December 31, 2004, no shares have been granted under the OEI Plan. As of December 31, 2004, options to purchase approximately 4,990,000 shares have been granted or approved for grant under the OEI Plan.

      Prior to January, 2001, the Company granted other stock options and warrants to purchase Company Common Stock which were not granted pursuant to any equity compensation plan. In addition, as of February 7, 2003, the Company granted warrants to purchase 50,000 shares of Common Stock at an exercise price of $0.16 per share to each of the following consultants: Dr. Seji Haba and Joseph Tartel. Subject to the terms applicable to such grants, the foregoing warrants become exercisable in three equal installments commencing on February 7, 2004, and expire seven years from the grant date. The warrants cease to vest upon complete termination of the recipient's services as a consultant, employee, officer or director of the Company.

      During the first quarter of 2005, the Company granted BioEquity Partners warrants to purchase up to 300,000 shares of Common Stock at an exercise price of $0.20 per share for consulting services, partly in connection with the Company's Phase I clinical trials at Georgetown University Medical Center to study an investigational treatment for AIDS. Subject to the terms of such warrants, the warrants become exercisable on March 20, 2006, and expire on March 20, 2015. The Company granted Dr. Yehuda Shoenfeld, Director of the Center for Autoimmune Diseases at the Israel Sheba Medial Center, warrants to purchase up to 10,000 shares of Common Stock at an exercise price of $0.20 per share for services as a member of the Company's scientific advisory board. Subject to the terms of such warrants, the warrants are presently exercisable, and expire on February 24, 2015.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the Common Stock ownership, including options to purchase stock, of each person known by the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each director individually and all officers and directors of the Company as a group as of February 28, 2005. Each person has sole voting and investment power with respect to the shares of Common Stock shown, unless otherwise noted, and all ownership is of record and beneficial. As of February 28, 2005, the Company had 54,032,557 shares of Common Stock outstanding.

                                              Number of Shares
Name and Address of Owner                    Beneficially Owned             Percentage of Total

Richard P. Kiphart                              19,199,300(1)                     27.22%
222 W. Adams St.
Chicago, IL 60606

Boris Skurkovich, M.D.                          7,147,264(2)                      13.13%
18 Blaisdell Ave.
Pawtucket, RI 01860

Edmond F. Buccellato                            2,301,154(3)                       4.16%
6355 Topanga Canyon
   Boulevard, Suite 510
Woodland Hills, CA 91367

Alexander L. Cappello                           2,146,857(4)                       3.83%
100 Wilshire Boulevard
Suite 1200
Santa Monica, CA 90401

Lawrence Loomis                                 2,009,053(5)                       3.66%
9110 Red Branch Road
Columbia, MD 21045

Simon Skurkovich, M.D.                          1,693,440(6)                       3.06%
802 Rollins Avenue
Rockville, MD 20852

Thomas J. Pernice                               1,393,599(7)                       2.51%
6355 Topanga Canyon Boulevard
Suite 510
Woodland Hills, CA 91367

John M. Bendheim                                 573,790(8)                        1.10%
361 N. Canon Drive
Beverly Hills, CA 90210

Joseph A. Bellanti, M.D.                          25,000(9)                          *
6007 Corewood Lane
Bethesda MD 20816

All officers and directors as a group (10)       36,820,283                       47.01%

(1) Shares held in the name of Richard P. Kiphart include the right to acquire 13,197,348 shares, upon the conversion of $3,299,337 principal amount of the Company's 2002 Subordinated Convertible Pay-In-Kind Notes Due June 1, 2006 ("2002 Convertible Notes Due 2006") and the right to acquire 3,220,552 shares, upon the conversion of $805,138 principal amount of the Company's 2003 Subordinated Convertible Pay-In-Kind Notes Due September 30, 2007, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares of Common Stock at an exercise price of $0.42 per share and options to purchase up to 25,000 shares of Common Stock at an exercise price of $0.20 per share.

(2) Shares held in the name of Boris Skurkovich include shares held in his name (2,165,939), and shares held in the name of Carol Marjorie Dorros (1,996,110) and Samuel Aaron Skurkovich (3,141,880) and options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares at an exercise price of $0.42 per share, options to purchase up to 300,000 shares of Common Stock at an exercise price of $0.16 per share and options to purchase up to 25,000 shares at $0.20 per share.

(3)   Shares held in the name of Edmond F.  Buccellato  comprise  shares held in the name of the Buccellato Living Trust (17,000 shares), shares held in the name of the Edmond F. and Leana J. Buccellato Living Trust (828,719 shares), shares held in the name of Buccellato & Finkelstein, Inc. (88,334 shares) and shares held in the name of Amy Buccellato (76,558 shares). Includes options to purchase up to 105,543 shares of Common Stock at an exercise price of $0.10 per share, options to purchase up to 50,000 shares of Common Stock at an exercise price of $0.10 per share, options to purchase up to 50,000 shares of Common Stock at an exercise price of $0.20 per share, options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares of Common Stock at an exercise price of $0.42 per share, options to purchase up to 1,000,000 shares of Common Stock at an exercise price of $0.16 per share and options to purchase up to 25,000 shares of Common Stock at an exercise price of $0.20 per share.

(4) Shares held in the name of Alexander L. Cappello include warrants held in his name to purchase 100,000 shares of Common Stock at an exercise price of $0.25 per share, warrants assigned by Cappello Capital Corp. ("CCC") to the Alexander L. and Linda Cappello Family Trust ("Family Trust") to purchase 1,598,216 shares of Common Stock at an exercise price of $0.15 per share, options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares of Common Stock at an exercise price of $0.42 per share, and options to purchase up to 25,000 shares of Common Stock at an exercise price of $0.20 per share. Also includes the right of the Family Trust to acquire 207,696 shares of Common Stock upon exercise of an option to purchase at par up to $51,924 principal amount of Company convertible debt initially issued in 2000 and the conversion of such convertible debt at the original conversion price of $0.25 per share.

(5) Includes shares held in the names of Lawrence Loomis (924,053 shares) and New Horizons Diagnostics, Inc. (200,000 shares), and options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares of Common stock at an exercise price of $0.42 per share, options to purchase up to 800,000 shares of Common Stock at an exercise price of $0.16 per share and options to purchase up to 25,000 shares of Common Stock at an exercise price of $0.20 per share.

(6) Shares held in the name of Simon Skurkovich include options to purchase up to 300,000 shares of Common Stock at an exercise price of $0.10 per share, options to purchase up to 623,000 shares of Common Stock at an exercise price of $0.10 per share, and options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, up to 30,000 shares of Common Stock at an exercise price of $0.42 per share, options to purchase up to 300,000 shares of Common Stock at an exercise price of $0.16 per share and options to purchase up to 25,000 shares of Common Stock at an exercise price of $0.20 per share. Simon Skurkovich is the father of Boris Skurkovich but disclaims beneficial ownership of the shares attributed to him and disclaims that the two of them are part of a "group" for SEC purposes.

(7) Shares held in the name of Thomas J. Pernice include warrants to purchase 100,000 shares of Common Stock at an exercise price of $0.25 per share, warrants assigned by CCC to purchase 1,042,443 shares of Common Stock at an exercise price of $0.15 per share, options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares of Common Stock at an exercise price of $0.42 per share and options to purchase up to 25,000 shares of Common Stock at an exercise price of $0.20 per share. Also, includes the right to acquire 166,156 shares of Common Stock upon exercise of an option to purchase at par up to $41,539 principal amount of Company convertible debt and the conversion of such convertible debt at the original conversion price of $0.25 per share.

(8) Shares held in the name of John M. Bendheim comprise warrants to purchase 100,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares of Common Stock at an exercise price of $0.42, options to purchase up to 233,332 shares of Common Stock at an exercise price of $0.16 per share and options to purchase up to 25,000 shares at an exercise price of $0.20.

(9) Shares held in the name of Joseph A. Bellanti comprise options to purchase up to 25,000 shares of Common Stock at an exercise price of $0.20.

(10) Includes 2,840,659 shares of Common Stock underlying warrants, 4,456,876 shares of Common Stock underlying options and 16,417,900 shares of Common Stock underlying outstanding 2002 Convertible Notes Due 2006, 2003 Convertible Notes Due 2007 and 373,852 shares of Common Stock underlying options to acquire Convertible Debt.

---------------------------------------------------------------------------
* Represents less than 1% of the outstanding shares of Company Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company is currently indebted to Simon Skurkovich, M.D., the Company's Chairman Emeritus of the Board of Directors, and Director of Research and Development, in the amount of $127,631.

      During fiscal year 2004 the Company paid $7,500 to Boris Skurkovich, M.D. for consulting services and reimbursement for out-of-pocket expenses. The Company paid $309,576 to New Horizons Diagnostics, Inc. ("New Horizons"), of which Director Lawrence Loomis is the majority shareholder, for expenses related to research and development, including clean room expenses of $64,059.64, machinery and equipment expenses of $3,325, drug product materials and lab supplies in the amount of $38,158, capitalized loan payments of $5,829 and salaries totaling $198,205, including approximately $60,000 for Lawrence Loomis. The Company also paid New Horizons an aggregate $72,160 in rent, payable in monthly installments, for the use of approximately 3,500 square feet of commercial building space. Mr. Loomis has personally guaranteed the repayment by the Company of approximately $500,000 principal amount of Convertible Pay-In-Kind Notes held by Director Richard P. Kiphart.

      During fiscal year 2004, the Company paid an aggregate $19,400 in rent, payable $1,700 monthly (except for $700 in January, 2004), for the use of office space from Buccellato & Finkelstein, Inc., of which Edmond F. Buccellato is a shareholder. During fiscal year 2004, the Company paid to Buccellato &
Finkelstein, Inc., the sum of $24,480 for accounting services and tax preparation and approximately $23,047 in reimbursements for medical and dental insurance for Company employees, including Edmond F. Buccellato and Amy Buccellato. The Company also paid $35,600 to Amy Buccellato, daughter of Edmond Buccellato, for administrative and bookkeeping services.

      During fiscal year 2004, the Company paid an aggregate of $25,000 to Cappello Capital Corp. for financial advisory services. Alexander L. Cappello is a managing director of Cappello Capital Corp., which was retained previously by the Company in January, 2000 to render financial advisory and investment banking services and thereupon was granted warrants to purchase 4,685,135 shares of Common Stock at $0.15 per share. Such warrants have been assigned to certain individuals, including Alexander L. Cappello. Cappello Capital Corp. raised $1,510,500 in convertible subordinated debt for the Company, was paid $124,981 in fees and expenses related thereto, and was granted an option to purchase $151,050 principal amount of Convertible Debt at par, which option has been assigned to certain individuals including Alexander L. Cappello. Thomas J.
Pernice was formerly a managing director of Cappello Group, Inc., a merchant banking firm, which is owned by Alexander L. Cappello. Mr. Pernice was assigned a portion of the foregoing warrants and options.

      Director Richard P. Kiphart holds Company Convertible Notes in the aggregate principal amount of $4,104,475, upon which the Company is indebted to him according to the terms of that Convertible Debt.

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

10.13 Form of 2003 Subordinated Convertible Pay-In-Kind Note Due 2007. Filed as an exhibit to Registrant's Form 8-K on October 28, 2004 and incorporated by reference herein.(1)

10.14 Form of the Investor Rights Agreement. Filed as an exhibit to Registrant's Form 8-K on October 28, 2004 and incorporated by reference herein.(2)

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

----------

(1) Exhibit 10.13 was erroneously identified as Exhibit 10.12 in the original filing and is correctly identified herein.

(2) Exhibit 10.14 was erroneously identified as Exhibit 10.13 in the original filing and is correctly identified herein.

--------------------------------------------------------------------------------

The financial statements are incorporated herein by reference and begin with Page F-1.

The following financial statements are included herein:

Independent Auditor's Report.................................................F-1

Financial Statements:

      Balance Sheets: .......................................................F-2

      Statements of Operations ..............................................F-3

      Statement of Stockholders' Equity (Deficit) ...........................F-4

      Statements of Cash Flows ..............................................F-5

Notes to Financial Statements: ..............................................F-6

REPORTS ON FORM 8-K

      The Registrant filed the following reports on Form 8-K during the quarter ended December 31, 2004:

      1. October 4, 2004. The Registrant reported that Edmond Buccellato, President and CEO of the Company, had been invited to make a presentation at the William Blair & Company 7th Annual Private Equity Conference.

      2. October 11, 2004. The Registrant reported that the Company completed a pilot investigational study using antibodies to interferon-gamma in the treatment of patients suffering from Herpes Simplex Virus Type 1 at the Department of Skin and Venereal Diseases, Russian State Medical University, Moscow, Russia.

      3. October 19, 2004. The Registrant reported that Simon Skurkovich, MD, Ph.D., D.Sc., Senior Scientist of Advanced Biotherapy, Inc. had been invited as one of 40 internationally renowned experts to present an authoritative paper regarding the Company's approach to treating autoimmune skin diseases using anticytokine therapy at workshop sponsored by Berlex and organized by the Ernst Schering Research Foundation.

      4. December 1, 2004. The Registrant reported that the Company had received a "Notice of Allowance" from the United States Patent and Trademark Office for the use of inhibitors, including antibodies, to interferon-gamma to treat Uveitis, an autoimmune condition causing inflammation inside the eye.

      5. December 8, 2004. The Registrant reported that Dr. Joseph Bellanti, Professor of Pediatrics and Microbiology-Immunology at the International Center for Interdisciplinary Studies of Immunology at Georgetown University School of Medicine, presented the Company's-sponsored Phase I FDA-approved clinical trials in AIDS patients at the Adult AIDS Clinical Trial Group (AACTG) winter meeting.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for audit and review were approximately $40,500 for 2004 and $35,800 for 2003.

      (2) Audit-Related Fees. The aggregate fees billed for each of last two fiscal years for assurance and related services related to audit or review were $0.00 for 2004 and $1,243 for 2003 for assistance with Stock Bonus Notes receivable calculations.

      (3) Tax Fees. No fees were billed for either of the last two fiscal years for compliance, tax advice and tax planning.

      (4) There were no other fees paid to the Company's outside auditors for either of the last two fiscal years.

      (5)   (i)   Before the  Company  engaged  its  current  auditors to render services to the Company for or relating to the 2004 fiscal year, the engagement was approved by the Company's Audit Committee.

            (ii) Disclose percentage of services described in each of Items 9(e)(2) through 9(e)(4) of Schedule 14A that were approved by the Audit Committee pursuant to paragraph (c)(7)(ii)(c) of Rule 2-01 of Regulation S-X: - 0 -%

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 2005.

                                       Advanced Biotherapy, Inc.
                                       (Registrant)

                                       By: /s/ Edmond F. Buccellato
                                           -------------------------------------
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Date                      Signature                              Title
----                      ---------                              -----
March 30, 2005            /s/ Edmond F. Buccellato               President and Chief Executive Officer,
                          -------------------------------        Director
                          Edmond F. Buccellato

March 30, 2005            /s/ William M. Finkelstein             Chief Financial Officer
                          -------------------------------        (Principal Financial and Accounting
                          William M. Finkelstein                 Officer)


March 30, 2005            /s/ Joseph A. Bellanti, M.D.           Director
                          -------------------------------
                          Joseph A. Bellanti, M.D.

March 30, 2005            /s/ John M. Bendheim                   Director
                          -------------------------------
                          John M. Bendheim

March 30, 2005            /s/ Alexander L. Cappello              Director
                          -------------------------------
                          Alexander L. Cappello

March 30, 2005            /s/ Richard P. Kiphart                 Director
                          -------------------------------
                          Richard P. Kiphart

March 30, 2005            /s/ Thomas J. Pernice                  Director
                          -------------------------------
                          Thomas J. Pernice

March 30, 2005            /s/ Boris Skurkovich, M.D.             Director
                          -------------------------------
                          Boris Skurkovich, M.D.

March 30, 2005            /s/ Simon Skurkovich, M.D.             Director
                          -------------------------------
                          Simon Skurkovich, M.D.

ADVANCED BIOTHERAPY, INC.
(A Development Stage Enterprise)
December 31, 2004

CONTENTS

Report of Independent Registered Public Accounting Firm                      F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statement of Stockholders' Deficit                                           F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                                F-6

Board of Directors
Advanced Biotherapy, Inc.
Woodland Hills, CA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Advanced Biotherapy, Inc. (a development stage enterprise) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' deficit and cash flows for the years then ended and for the period from Decemberr 2, 1985 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Biotherapy, Inc. as of December 31, 2004 and 2003 and the results of its operations, stockholders' deficit and its cash flows for the years then ended, and for the period from December 2, 1985 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Bank of America Financial Center
W. 601 Riverside, Suite 1940
Spokane, Washington 99201
(509) 838-5111
March 29, 2005

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                          December 31,    December 31,
                                                                                              2004           2003
                                                                                         ------------    ------------
ASSETS
    CURRENT ASSETS

             Cash and cash equivalents                                                   $    367,337    $     44,591
             Marketable securities                                                                 --       2,000,000
             Notes receivable - related party                                                  46,619          46,619
             Interest receivable - related party                                               15,060          12,030
             Deposits and prepaid expenses                                                     32,001          54,967
                                                                                         ------------    ------------
                      Total Current Assets                                                    461,017       2,158,207
                                                                                         ------------    ------------

    PROPERTY, PLANT AND EQUIPMENT, net                                                        315,101         249,156
                                                                                         ------------    ------------

    OTHER ASSETS

             Deferred loan origination fees, net of accumulated amortization                   26,319          71,022
             Patents and patents pending, net of accumulated amortization                     842,503         611,924
                                                                                         ------------    ------------
                      Total Other Assets                                                      868,822         682,946
                                                                                         ------------    ------------

TOTAL ASSETS                                                                             $  1,644,940    $  3,090,309
                                                                                         ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

    CURRENT LIABILITIES

             Accounts payable                                                            $    220,007    $    148,727
             Accounts payable - related party                                                  40,500           6,713
             Accrued expenses - related party                                                   8,500          94,500
             Loan payable - related party                                                          --           4,992
             Current portion of convertible notes payable                                          --       2,429,710
                                                                                         ------------    ------------
                      Total Current Liabilities                                               269,007       2,684,642
                                                                                         ------------    ------------

    LONG-TERM DEBT

             Convertible notes payable, net of current portion                              4,945,413       4,421,276
             Note payable to related parties                                                  127,631         127,631
                                                                                         ------------    ------------
                      Total Long-Term Debt                                                  5,073,044       4,548,907
                                                                                         ------------    ------------

    TOTAL LIABILITIES                                                                       5,342,051       7,233,549
                                                                                         ------------    ------------

    COMMITMENTS AND CONTINGENCIES                                                                  --              --
                                                                                         ------------    ------------

    STOCKHOLDERS' DEFICIT

             Preferred stock, par value $0.001; 20,000,000 shares authorized,
                 no shares issued and outstanding                                                  --              --
             Common stock, par value $0.001; 200,000,000 shares authorized,
                 54,032,557 and 43,088,365 shares issued and outstanding, respectively         54,032          43,087
             Additional paid-in capital                                                     6,525,037       3,908,058
             Stock options and warrants                                                       865,916         607,016
             Deficit accumulated during development stage                                 (11,142,096)     (8,701,401)
                                                                                         ------------    ------------
                      Total Stockholders' Deficit                                          (3,697,111)     (4,143,240)
                                                                                         ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $  1,644,940    $  3,090,309
                                                                                         ============    ============


   The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                             From Inception
                                               Year Ended December 31,     (December 2, 1985)
 -                                           ---------------------------        through
                                                 2004             2003      December 31, 2004
                                                 ----             ----      ----------------
REVENUES                                    $         --    $         --    $     89,947
                                            ------------    ------------    ------------

OPERATING EXPENSES

  Research and development                       557,807         488,141       3,637,917
  Promotional fees                                27,678           8,468          62,314
  Professional fees                              202,730         193,567       2,779,707
  Directors' fees                                 40,500          94,500         201,880
  Depreciation and amortization                  117,893         103,029         780,110
  Administrative salaries and benefits           447,480         254,720       1,810,678
  Insurance                                       78,586          74,335         269,682
  Shareholder relations and transfer fees         47,465          40,348         291,306
  Rent                                            91,561          83,301         330,978
  Travel and entertainment                        55,917          77,176         306,226
  Telephone and communications                    10,987          14,111          56,618
  Office                                          10,361           9,837          75,417
  General and administrative                      48,624          58,087         731,419
                                            ------------    ------------    ------------
           Total Operating Expenses            1,737,589       1,499,620      11,334,252
                                            ------------    ------------    ------------

LOSS FROM OPERATIONS                          (1,737,589)     (1,499,620)    (11,244,305)

OTHER INCOME (EXPENSES)

  Miscellaneous income                             3,000              --          25,000
  Interest and dividend income                    18,818          35,404         166,383
  Internal gain on sale of securities                 --              --         157,520
  Forgiveness of debt                                 --              --       2,047,437
  Forgiveness of payables                             --              --          45,396
  Loss on disposal of office equipment                --              --          (2,224)
  Loss on abandonment of patents                 (14,852)             --         (14,852)
  Interest expense                              (710,072)       (644,224)     (2,322,451)
                                            ------------    ------------    ------------
           Total Other Income (Expenses)        (703,106)       (608,820)        102,209
                                            ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                      (2,440,695)     (2,108,440)    (11,142,096)

INCOME TAXES                                          --              --              --
                                            ------------    ------------    ------------

NET LOSS                                    $ (2,440,695)   $ (2,108,440)   $(11,142,096)
                                            ============    ============    ============

  BASIC AND DILUTED NET LOSS

  PER COMMON SHARE                          $      (0.05)   $      (0.05)
                                            ============    ============

  WEIGHTED AVERAGE NUMBER OF
  BASIC AND DILUTED COMMON STOCK
  SHARES OUTSTANDING                          52,102,082      42,615,700
                                            ============    ============


   The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' DEFICIT

-------------------------------------------------------------------------------


                                                                                                      Deficit
                                              Common Stock                                          Accumulated
                                        ---------------------        Additional        Stock          During
                                                                      Paid-in       Options and     Development
                                        Shares         Amount         Capital         Warrants         Stage             Total
                                        ------         ------         -------         --------         -----             -----
Balance, December 31, 2002            43,601,317    $     43,600    $  3,937,923    $    580,027    $ (6,592,961)   $ (2,031,411)

Contribution of capital by
  shareholders in form
   of foregone interest                       --              --           4,230              --              --           4,230

Common stock issued in
  exchange for convertible
   debt at $0.25 per share               788,991             789         196,460              --              --         197,249

Stock issued for cash at
  an average price of $0.01
   per share from the exercise
    of options                           150,000             150           1,350              --              --           1,500

Stock returned in settlement
  of notes and accrued
   interest receivable                (1,603,789)         (1,604)       (238,964)             --              --        (240,568)

Stock options issued in exchange
  for services                                --              --              --          34,200              --          34,200

Stock issued for cashless
  exercise of warrants at
   $0.00 per share                       151,846             152           7,059          (7,211)             --              --

Net loss for the year ended
  December 31, 2003                           --              --              --              --      (2,108,440)     (2,108,440)
                                    ------------    ------------    ------------    ------------      ----------    ------------

Balance, December 31, 2003            43,088,365          43,087       3,908,058         607,016      (8,701,401)     (4,143,240)

Contribution of capital by
  shareholders in form
   of foregone interest                       --              --           4,480              --              --           4,480

Common stock issued in
  exchange for convertible
   debt at $0.24 per share            10,896,275          10,897       2,604,747              --              --       2,615,644

Stock options issued to
  directors in exchange
   for services                               --              --              --          94,500              --          94,500

Stock options and warrants
  issued in exchange for
   services, one third vested                 --              --              --         172,200              --         172,200

Stock issued for cashless
  exercise of warrants at $0.16
   per share                              47,917              48           7,752          (7,800)             --              --

Net loss for the year ended
  December 31, 2004                           --              --              --              --      (2,440,695)     (2,440,695)
                                    ------------    ------------    ------------    ------------   --------------    ------------

Balance, December 31, 2004            54,032,557    $     54,032    $  6,525,037    $    865,916    $(11,142,096)   $ (3,697,111)
                                    ============    ============    ============    ============   ==============    ============

   The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------



                                                                                                            From Inception
                                                                               Year Ended December 31,    (December 2, 1985
                                                                            ----------------------------       through
                                                                                 2004            2003      December 31, 2004
                                                                                 ----            ----      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net (loss)                                                         $  2,440,695)   $ (2,108,440)   $(11,142,096)
         Adjustments to reconcile net loss to cash
         used in operating activities:
                 Depreciation and amortization                                   117,893          45,141         722,222
                 Loss on disposal of equipment                                        --              --           2,224
                 Loss on impairment of patents                                    14,852              --          14,852
                 Investment income                                                    --              --        (157,520)
                 Expenses paid through issuance of common stock                       --              --         231,340
                 Expenses paid through issuance
                   of common stock warrants and options                          266,700          34,200         670,189
                 Accrued interest paid by convertible debt                       710,072         644,224       1,932,343
                 Expenses paid through contribution
                   of additional paid-in capital                                   4,480           4,230          60,291
                 Organization costs                                                   --              --          (9,220)
                 Decrease (increase) in assets:
                         Marketable securities                                 2,000,000       1,000,000              --
                         Deposits and prepaid expenses                            22,966             (85)        (32,001)
                         Interest receivable                                      (3,030)         (4,989)        (55,628)
                         Deferred loan origination cost                               --          57,888        (157,295)
                 Increase (decrease) in liabilities:
                         Accounts payable                                         71,280          35,270         297,548
                         Accounts and notes payable, related parties             (57,205)         28,664          99,090
                         Payroll and payroll taxes payable                            --              --           8,878
                                                                            ------------    ------------    ------------

                                Net cash used in operating activities            707,313        (263,897)     (7,514,783)
                                                                            ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Purchase of fixed assets                                                (81,232)       (239,976)       (384,481)
         Acquisition of patents                                                 (303,335)       (284,117)     (1,075,554)
                                                                            ------------    ------------    ------------

                                Net cash used in investing activities           (384,567)       (524,093)     (1,460,035)
                                                                            ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from issuance of common stock                                       --           1,500       2,457,254
         Internal gain on sale of securities                                          --              --         157,520
         Proceeds from convertible notes                                              --         800,000       6,514,000
         Proceeds from notes payable                                                  --              --         388,508
         Payments on notes payable                                                    --              --        (175,127)
                                                                            ------------    ------------    ------------

                                Net cash provided by financing activities             --         801,500       9,342,155
                                                                            ------------    ------------    ------------

         Net increase (decrease) in cash                                         322,746          13,510         367,337

         Cash and cash equivalents, beginning                                     44,591          31,081              --
                                                                            ------------    ------------    ------------

         Cash and cash equivalents, ending                                  $    367,337    $     44,591         367,337
                                                                            ============    ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

         Interest expense paid                                              $      1,239    $        651    $    341,166
                                                                            ============    ============    ============
         Income taxes paid                                                  $         --    $         --    $         --
                                                                            ============    ============    ============

NON-CASH FINANCING AND INVESTING ACTIVITIES:

         Common stock issued in exchange for
                 professional fees and expenses                             $         --    $         --    $    340,869
         Contributed expenses                                               $      4,480    $      4,230    $     60,291
         Common stock issued for a loan payable                             $         --    $         --    $    213,381
         Common stock issued for notes receivable                           $         --    $         --    $    246,619
         Common stock returned in payment of
                 notes and interest receivable                              $         --    $    240,568    $    240,568
         Options issued for services                                        $    266,700    $     34,200    $    423,900
         Common stock issued on cashless exercise of warrants               $      7,800    $      7,211    $     15,011
         Warrants issued for services                                       $         --    $         --    $    246,289
         Accrued interest paid by convertible debt                          $    710,072    $    644,224    $  1,932,343
         Common stock issued for convertible debt                           $         --    $    197,249    $    707,156


   The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

December 31, 2004
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Advanced Biotherapy, Inc. was originally incorporated December 2, 1985 under the laws of the State of Nevada as Advanced Biotherapy Concepts, Inc. On July 14, 2000, the Company incorporated a wholly owned subsidiary, Advanced Biotherapy, Inc. in the State of Delaware. On September 1, 2000, the Company merged with its wholly owned subsidiary, effectively changing its name to Advanced Biotherapy, Inc. (hereinafter "the Company" or "ABI") and its domicile to Delaware.

The Company is involved in the research and development for the treatment of autoimmune diseases in humans, most notably, multiple sclerosis, rheumatoid arthritis, and certain autoimmune skin diseases and AIDS. The Company conducts its research in Maryland. The Company's fiscal year-end is December 31. The Company is a development stage enterprise.

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

For the year ended December 31, 2004, the Company incurred a net loss of $2,440,695 and had an accumulated deficit during the development stage of $11,142,096. The Company has limited funds for research and development costs and operations and it does not have a source of revenues to continue its operations, research and development costs or to service its debt at maturity beyond such funding. For the twelve-month period subsequent to December 31, 2004, the Company anticipates that its minimum operating cash requirements to continue as a going concern will be less than $2,400,000. The future of the Company is dependent upon securing additional debt or equity funding and future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system. Management's goal is to forge a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, future cash requirements may be met through licensing fees and royalties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

December 31, 2004
--------------------------------------------------------------------------------

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensation." This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No.
123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has not yet determined the impact to its financial statements from the adoption of this statement.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

December 31, 2004
--------------------------------------------------------------------------------

In November  2004,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

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

Accounting for Long-Lived Assets

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company has adopted this statement and does not believe any adjustments are needed to the carrying value of its assets at December 31, 2004.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

December 31, 2004
--------------------------------------------------------------------------------

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation. These reclassifications have resulted in no changes to the Company's accumulated deficit or net losses presented.

Promotional Fees

Promotional fees are charged to operations in the year incurred. Promotional fees amounted to $27,678 and $8,468 for the years ended December 31, 2004 and 2003, respectively.

Advertising Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company did not incur advertising expenses for the years ended December 31, 2004 and 2003.

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

Deferred Loan Origination Fees

During the year ended December 31, 2000, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note
12. These loan origination fees are amortized over the life of the related debt and were fully amortized at December 31, 2004. During the years ended December 31, 2004 and 2003, the Company recorded amortization expense related to these fees of $19,368 and $27,712, respectively.

During the year ended December 31, 2002, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note
12. These loan origination fees, which totaled $26,319, net of accumulated amortization at December 31, 2004, are amortized over the life of the related debt. During the years ended December 31, 2004 and 2003, the Company recorded amortization expense related to these fees of $25,336 and $30,176 respectively.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At December 31, 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

December 31, 2004
--------------------------------------------------------------------------------

Diluted earnings (loss) per share is computed by dividing the net income (loss), adjusted for interest expense on convertible debt, by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming conversion of the exercisable stock options (516,310 shares), warrants (993,023 shares), and convertible debt (19,781,699 shares). Diluted net loss per share is the same as basic net loss per share as inclusion of the common stock equivalents would be antidilutive.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to thirty-nine years. During the year ended December 31, 2004, the Company placed the clean room in service and wrote off a total of $5,380 of fully depreciated assets as they had been abandoned.

The following is a summary of property, equipment and accumulated depreciation at December 31, 2004 and 2003:

                              December 31, 2004             December 31, 2003
                           -----------------------        ----------------------
                                      Accumulated                   Accumulated
                           Cost       Depreciation        Cost      Depreciation
                           ----       ------------        ----      ------------
Lab equipment            $ 31,891       $  3,875       $ 28,566       $  1,184
Office equipment           12,918         10,621         16,909         10,268
Furniture and fixtures     22,539          7,214         10,082          2,674
Clean room                271,786          2,323        207,725             --
                         --------       --------       --------       --------
                         $339,134       $ 24,033       $263,282       $ 14,126
                         ========       ========       ========       ========


Depreciation expense for the years ended December 31, 2004 and 2003 was $15,287 and $7,235, respectively.

NOTE 4 - INVESTMENTS

Marketable Securities

In 2003, the Company's investments in equity securities that are intended to be held for a short period are classified as trading securities. These securities are recorded at fair value as current assets on the balance sheet under the caption of marketable securities. The change in fair value of those securities is included in earnings during the period presented. During the year ended December 31, 2004, a total of $1,700,000 was redeemed and transferred to cash with no gain or loss being recognized. As of December 31, 2004, the Company's marketable securities investment consists of auction rate preferred stock money market alternatives that roll every seven days at the then existing market interest rate. As these investments are readily convertible to cash, they are reported as cash equivalents. These investments are not insured, and therefore, a total of $300,000 was at risk on December 31, 2004.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

December 31, 2004
--------------------------------------------------------------------------------


NOTE 5 - INTANGIBLE ASSETS

Patents and Patents Pending

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over seventeen years. Patents prior to 1998 have been abandoned; therefore, an abandonment loss on patents of $14,852 has been recognized. The Company's patents relate to the treatment of autoimmune diseases.

The following is a summary of the costs of patents and patents pending:

                                                   Accumulated           Net
                                       Cost        Amortization         Amount
                                       ----        ------------         ------
Balance, December 31, 2002          $ 488,102        $(122,389)       $ 365,713
2003 Activity                         284,117          (37,906)         246,211
                                    ---------        ---------        ---------
Balance, December 31, 2003            772,219         (160,295)         611,924
2004 Activity                         303,332          (57,901)         245,431
Abandonment of Patents               (109,162)          94,310          (14,852)
                                    ---------        ---------        ---------
Balance, December 31, 2004          $ 966,389        $(123,888)       $ 842,503
                                    =========        =========        =========

NOTE 6 - RELATED PARTY TRANSACTIONS

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

The note payable to related parties consists of a loan payable to one of the Company's directors. The note has no specific due date, is currently uncollateralized, and is non-interest bearing, however, interest is calculated at the applicable federal rate each quarter. The calculated interest of $3,357 was recorded during the year ending December 31, 2004 as interest expense and contributed capital in the accompanying financial statements because the note holder elected to forgive this interest.

The Company purchased laboratory equipment for $7,767 from a firm, which has as a shareholder, one of the directors in 2003 of Advanced Biotherapy, Inc. The Company agreed to make monthly payments of $486 for a total of 18 months on the invoice for this equipment. The balances due at December 31, 2004 and 2003 were $0 and $4,992, respectively.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

December 31, 2004
--------------------------------------------------------------------------------


The board of directors adopted a policy that restricts the sale of shares of the Company's common stock by directors for a period of one year terminating on August 31, 2004, unless prior to that date the Company's common stock achieves a market price of $1.50 for fourteen consecutive trading days.

See Note 13 for related party occupancy agreements.

NOTE 7 - CONCENTRATIONS

Bank Accounts and investments

The Company maintains cash in a money market account at a bank in California. The funds on deposit are not insured by the FDIC and, therefore, a total of $68,397 is at risk on December 31, 2004.

The Company also has cash equivalents which consist of auction rate preferred money market alternatives. This investment is not insured, and therefore, a total of $300,000 is at risk as of December 31, 2004. See Note 4.

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Information regarding the number of shares issued and consideration received is as follows:

                                    Common Stock
                     ----------------------------------------
                      Average
                     price per                                   Additional Paid
                       share          Shares           Amount      -in Capital
                     ---------        ------           ------      -----------
Common stock
  issued for cash:

        1985         $    .50        100,000         $     100      $  49,900
        1986             1.00        639,500               640        678,861
        1987             1.00        850,500               850        759,650
        1988             1.00         25,000                25         24,975
        1993              .25      2,402,000             2,402        475,900
        1995              .05      1,000,000             1,000         49,000

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

December 31, 2004
--------------------------------------------------------------------------------



                                               Common Stock
                             ----------------------------------------------
                             Average                                                  Additional Paid
                             price per            Shares             Amount             -in Capital
                               share
                             --------             ------             ------           ---------------
1996                             .05                520,000              520              25,480
1997                             .09              1,800,500            1,801             153,749
1998                             .10                305,000              305              30,195
1999                             .05              3,158,000            3,158             151,993
                                                 ----------         --------           ---------
                                                 10,800,500           10,801           2,399,703
                                                 ----------         --------           ---------

Common stock
  issued for patents
  assigned:

1984                             .01                550,000            5,500                  --
1985, adjustment to
  reflect change in
  number and par
  value of shares
  outstanding                     --              2,750,000           (2,200)              2,200
                                                 ----------         --------           ---------
                                                  3,300,000            3,300               2,200
                                                 ----------         --------           ---------

Common stock
  issued for
  acquisitions:

1985                             .01             13,333,500           13,334             (41,112)
                                                 ----------         --------           ---------
Common stock
  issued for note
  receivable:

1986                            1.00                 10,000               10               9,990
2000                             .05              4,932,380            4,932             241,687
                                                 ----------         --------           ---------
                                                  4,942,380            4,942             251,677
                                                 ----------         --------           ---------

Common stock
  returned in
  payment of notes
  receivable:
2003                             .16             (1,603,789)          (1,604)           (238,964)
                                                 ----------         --------           ---------
Contribution of
  additional paid-in
  capital:

1991                              --                    --               --              35,825
1999                              --                    --               --              28,098
2000                              --                    --               --               9,735



ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

December 31, 2004
--------------------------------------------------------------------------------



                                                Common Stock
                                ------------------------------------------------
                                 Average
                                price per                                           Additional Paid-
                                  share            Shares            Amount            in Capital
                                ---------          ------            ------         ----------------
2001                              --                    --               --               8,113
2002                              --                    --               --               5,635
2003                              --                    --               --               4,230
2004                              --                    --               --               3,357
                                  --                    --               --              94,993
                                                 ----------         --------           ---------

Stock subscriptions:

1999                             .05               650,000              650              31,850
                                                 ----------         --------           ---------

Cancellation of
  escrowed shares in
  1999                          .001              (850,000)            (850)                850
Reissued escrowed
  shares cancelled in
  error:
2001                            .001               850,000              850                (850)
                                                 ----------         --------           ---------
                                                        --               --                  --
                                                 ----------         --------           ---------

Common stock
  issued for services (1):

1988                             .50                25,000               25              12,475
1989                             .38                25,000               25               9,475
1990                             .66                37,375               37              24,635
1991                             .51               159,500              160              81,010
1992                             .75                62,500               62              46,563
1993                             .25               120,000              120              29,880
1996                             .05               308,500              308              13,832
1997                             .05               155,500              155               7,619
1999                             .05                99,190               99               4,860
                                                 ----------         --------           ---------
                                                   992,565              991             230,349
                                                 ----------         --------           ---------

Common stock
  issued to replace
  unrecorded
  certificates:

1988                            .001                 1,200                 1                 (1)
1992                            .001                   500                 1                 (1)
2000                            .001               100,000               100               (100)
                                                 ----------         --------           ---------
                                                   101,700               102               (102)


ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

December 31, 2004
--------------------------------------------------------------------------------



                                                Common Stock
                                ------------------------------------------------
                                 Average
                                price per                                           Additional Paid-
                                  share            Shares            Amount            in Capital
                                ---------          ------            ------         ----------------
Common stock
  issued for
  forgiveness of
  accounts payable
  (1):
1990                             .50                25,000                25             12,475
1996                             .05               150,000               150              7,350
                                                 ----------         --------           ---------
                                                   175,000               175             19,825
                                                 ----------         --------           ---------

Common stock
  issued in payment
  of notes payable
(1):
1993                             .25               200,000               200             49,800
2000                             .05             1,714,995             1,715             84,035
                                                 ----------         --------           ---------
                                                 1,914,995             1,915            133,835
                                                 ----------         --------           ---------

Common stock
  issued in payment
  of loans payable
  (1):
2000                             .05             2,552,625             2,553            125,078
                                                ----------          --------           --------

Common stock
  issued for
  commissions (1):
1993                            .001             1,260,000             1,260                 --
                                                ----------          --------           --------

Common stock
  issued for
  convertible debt:
2001                             .25             1,605,346             1,605            399,504
2002                             .25             1,147,706             1,147            285,781
2003                             .25               788,991               789            196,460
2004                             .25            10,896,275            10,844          2,591,624
                                                ----------          --------          ---------
                                                14,438,318            14,385          3,473,369
                                                ----------          --------          ---------


ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS


December 31, 2004
--------------------------------------------------------------------------------
                                                Common Stock
                                ------------------------------------------------
                                 Average
                                price per                                           Additional Paid-
                                  share            Shares            Amount            in Capital
                                ---------          ------            ------         ----------------

Stock warrants
  exercised:

2003 (cashless
  exercise)                      .05               151,846               152              7,059
2004 (cashless
  exercise)                      .16                47,917                48              7,752
                                                ----------          --------          ---------
                                                   199,763               200             14,811
Stock options
  exercised:

1997                             .01               325,000               325              2,929
2000                             .01               350,000               350              3,150
2002                             .04               150,000               150              5,850
2003                             .01               150,000               150              1,350
                                                ----------          --------          ---------
                                                   975,000               975             13,279
                                                ----------          --------          ---------
Total                                           54,032,557         $  43,087        $ 3,908,058
                                                ==========          ========          =========


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

Stock Bonus Plan

In January 2000, the Company approved a stock bonus plan the purpose of which is to retain personnel of experience and ability in the employ of the Company and to compensate them for their contributions to the growth of the Company, thereby inducing them to continue to make such contributions in the future. During January 2000, the Company issued 9,200,000 shares of common stock under this plan to certain key officers and directors subject to various restrictions. Such stock bonuses were issued at the weighted average price at which the Company had been selling shares of stock out of authorized but yet unissued common stock to third parties during the six months immediately preceding the issuance of the bonus shares, or $0.05 per share. On February 7, 2003, the board of directors unanimously approved the repurchase and cancellation of 1,603,789 of these shares of common stock at the fair market value of $0.16 per share in satisfaction of outstanding notes receivable and accrued interest. At December 31, 2004, a total of 2,403,789 shares are available under this plan.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS


NOTE 9 - PREFERRED STOCK

The Company has authorized 20,000,000 shares of $0.001 par value preferred stock. As of December 31, 2004, the Company has not issued any preferred stock.

NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS

Omnibus Equity Incentive Plan

In 2000, the board of directors approved an Omnibus Equity Incentive Plan, which was later approved by the stockholders in December 2001. The purpose of the plan is to promote the long-term success of the Company and the creation of stockholder value by encouraging employees, outside directors and consultants to focus on the achievement of critical long-range objectives. The plan endeavors to attract and maintain such individuals with exceptional qualifications and to link them directly to stockholder interests through increased stock ownership. The plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or non-statutory stock options) and stock appreciation rights ("SAR's"). The aggregate number of options, SARs, stock units and restricted shares awarded under the plan was initially 4,000,000 common shares plus an annual increase of the lesser of two and one-half percent of the total number of common shares then outstanding or 250,000 common shares. At December 31, 2004, there are 10,000 shares available under this plan.

During January, 2004, the Company approved the issuance of stock options to its board of directors to purchase a total of 270,000 shares of the Company's stock at $0.42 per share for services rendered during the year ended December 31, 2003. The options vest immediately and have a term of ten years. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.42; risk free interest rate of 5%; expected life of ten years; and expected volatility of 82% with no dividends expected to be paid. The Company recorded expenses totaling $94,500 ($0.35 per option) for the value of these options based upon these Black Scholes assumptions.

During February, 2003, the disinterested members of the board of directors approved the issuance of 4,100,000 stock options to certain key employees, directors and consultants. These seven-year options have an exercise price of $0.16 per share and vest over a period of three years, with the first one-third of such options vesting in 2004, the next one-third in 2005 and the remaining one-third vesting in 2006. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.16, risk free interest rate of 5%, expected life of seven years, and expected volatility of 82% with no dividends expected to be paid. The Company records an expense for the value of these options based upon these Black Scholes assumptions of $504,300 ($0.123 per option) during the next three years as the options vest.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS


During January 2003, the Company issued stock options to purchase 180,000 shares of the Company's stock at $0.21 per share to its board of directors for services rendered during the year ended December 31, 2002. The options are exercisable immediately and expire on December 31, 2012. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.21; risk free interest rate of 5%; expected life of ten years; and expected volatility of 98% with no dividends expected to be paid. The Company recorded a total of $34,200 ($0.19 per option) of expense for the value of these options based upon these Black Scholes assumptions.

The following is a summary of the Company's equity compensation plans:


                                                                      Number of securities
                        Number of securities   Weighted-average        remaining available
                         to be issued upon    exercise price of        for future issuance
                            exercse of           outstanding               under equity
      Plans            outstanding options         options              compensation plans
      -----            -------------------    -----------------       ---------------------
Equity compensation
  plan approved by
  security holders (1)       4,990,000             $  0.18                   10,000

Equity compensation
  plan not approved by
  security holders (2)              --                  --                2,403,789
                             ---------                                    ---------
Total                        4,990,000                                    2,413,789
                             =========                                    =========


(1) Omnibus Equity Incentive Plan

(2) Stock Bonus Plan. See Note 8.

Following is a summary of the status of the options during the years December 31, 2004 and 2003:


                                                                   Weighted
                                              Number of            Average
                                                Shares          Exercise Price
                                              ---------         --------------
Outstanding at January 1, 2003                1,957,953             $   0.13
Granted                                       4,280,000                 0.16
Exercised                                      (150,000)                0.01
Forfeited                                            --                   --
                                             ----------             --------
Outstanding at December 31, 2003              6,087,953                 0.16
Granted                                         270,000                 0.16
Exercised                                            --                   --
Forfeited                                            --                   --
                                             ----------             --------
Options outstanding at December 31, 2004      6,357,953             $   0.17
                                             ==========             ========
Options exercisable at December 31, 2004      3,624,620             $   0.17
                                             ==========             ========
Weighted average fair value of options
  granted in 2004                                                   $   0.13
                                                                    ========

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS


Summarized information about stock options outstanding and exercisable at December 31, 2004 is as follows:

                                 Outstanding Options
                    -----------------------------------------------------
  Exercise Price      Number      Weighted Average        Weighted Average
      Range         of Shares      Remaining Life         Exercise Price
  --------------    ---------     ----------------        ----------------
  $0.10 - $0.42     6,357,953          4.57               $  0.17

                                 Exercisable Options
                    -----------------------------------------------------
  Exercise Price      Number      Weighted Average        Weighted Average
      Range         of Shares      Remaining Life         Exercise Price
  --------------    ---------     ----------------        ----------------
  $0.10 - $0.42     3,624,620          4.17               $  0.17


NOTE 11 - NON-CASH COMMITMENT AND WARRANTS

During February 2003, the Company issued warrants to purchase a total of 100,000 shares of common stock to two outside consultants. These warrants have an exercise price of $0.16 per share, expire in seven years, and vest over a period of three years, with the first one-third of such warrants vesting in 2004, the next one-third in 2005 and the remaining one-third vesting in 2006. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price
Calculation. The following assumptions were made to value the stock warrants: strike price at $0.16, risk free interest rate of 5%, expected life of seven years, and expected volatility of 82% with no dividends expected to be paid. The Company records an expense for the value of these warrants based upon these Black Scholes assumptions of $12,300 ($0.123 per option) over the three years as the warrants vest.

During the year ended December 31, 2004, a warrant to purchase 100,000 shares of common stock was exercised using the cashless conversion feature, resulting in the issuance of 47,917 shares of common stock. During the year ended December 31, 2003, a warrant to purchase 200,308 shares of common stock was exercised using the cashless conversion feature, resulting in the issuance of 151,847 shares of common stock.

Summarized information about stock warrants outstanding and exercisable at December 31, 2004 is as follows:

                    Number of     Weighted Average        Average exercise
                    warrants       Remaining Life              price
                    ---------     ----------------        ----------------
  Outstanding       5,124,227          5.43               $  0.16
  Exercisable       5,057,560          5.42               $  0.16

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS


NOTE 12 - CONVERTIBLE DEBT

2000 Convertible Notes

During the year ended December 31, 2000, the Company sold in a private placement to accredited investors $1,510,500 of convertible subordinated debt due and payable September 30, 2004. The debt bears interest at the rate of 10% per annum and is payable semi-annually in cash or through the issuance of additional convertible subordinated debt. This debt was convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. As of December 31, 2004 a total of $497,912 of unpaid accrued interest was converted to additional convertible debt.

The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $113,288 to its financial advisor, in addition to the granting of an option to the financial advisor to purchase an equivalent principal amount of convertible subordinated debt at the face amount thereof over a period of ten years. The aforementioned fee was fully amortized as of December 31, 2004. Amortization for the year ended December 31, 2003 was $19,368.

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

In February, 2004 the Company offered the holders of the remaining $773,000 of unconverted convertible debt an incentive of a reduced conversion price from $0.25 to $0.24 and accrual of interest through the maturity date of September 30, 2004, if the holders would convert prior to April 30, 2004. All of the remaining debt was converted to common stock as of March 31, 2004 under this offer.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS


During the year ended December 31, 2003, a total of $8,000 original debt and $1,354 of accrued interest and previously converted interest was converted into 37,416 shares of common stock at $0.25 per share.

In February, 2004 the Company offered the holders of the remaining $1,140,500 of unconverted convertible debt an incentive of a reduced conversion price from $0.25 to $0.24 and accrual of interest through the maturity date of September 30, 2004, if the holders would convert prior to April 30, 2004. As of December 31, 2004, all but $5,000 of the remaining debt was converted to common stock under this offer.

2002 Convertible Notes due June 1, 2006

During the year ended December 31, 2002, the Company sold in a private placement to accredited investors 2002 Subordinated Convertible Pay-in-kind Notes due June 1, 2006 ("2002-2006 convertible notes") in the principal amount of $3,055,000 in cash. The interest rate of the 2002-2006 convertible notes is 11% per annum for $2,555,000 of the debt, and 12.5% per annum for $500,000 of the debt. Interest is payable semi-annually in cash or through the issuance of additional 2002-2006 convertible notes. As of December 31, 2004, unpaid accrued interest of $963,602 has been converted to additional convertible debt, which totaled $4,018,602 at year end.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a related party a loan origination fee of $60,000. Amortization of the loan origination fee for the year ended December 31, 2004 was $23,750.

At December 31, 2004, the remaining 2002-2006 notes, including converted accrued interest, could be converted into a total of 16,074,407 shares of common stock.

2003 Convertible Notes due September 30, 2007

During the year ended December 31, 2003, the Company sold in a private placement to accredited investors 2003 Subordinated Convertible Pay-in-kind Notes due September 30, 2007 ("2003-2007 convertible notes") in the principal amount of $800,000 in cash. The interest rate of the 2003-2007 convertible notes is 12% per annum, payable semi-annually in cash or through the issuance of additional 2003-2007 convertible notes. The unpaid accrued interest as of December 31, 2004 of $52,353 has been converted to additional convertible debt.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS


At December 31, 2004, the remaining 2003-2007 notes, including converted accrued interest, could be converted into a total of 3,680,628 shares of common stock.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Occupancy Agreements

During the period ended March 31, 2003, the company entered a verbal agreement to pay approximately $4,000 a month to a firm owned by the Company's chief executive officer and chief financial officer for tax preparation services, monthly accounting, and reimbursement for rent and employee benefits. A total of $65,321 was paid during 2004 under this month-to-month agreement.

The Company also entered into a verbal agreement for research and development laboratory space with a firm, which has as a shareholder, one of the directors of Advanced Biotherapy, Inc. This agreement calls for a monthly rent of $6,110 along with reimbursement for research and development services at a monthly cost of $12,000. A total of $300,283 was paid during 2004 under this month-to-month agreement.

Contracts

During  March  2003,  the  Company  entered  into an  agreement  for the design,
construction   and  validation  in  accordance  with  FDA  standards  and  other regulatory requirements of a new pilot formulation and filling room to be located in Columbia, Maryland, within the facilities currently leased from New Horizons Diagnostics, Inc., a company principally owned by a director of the Company. As of December 31, 2004, the costs associated with the construction are $271,786.

In April 2004, the Company entered into an agreement for an unrelated entity to identify possible product development, distribution or license agreement opportunities. The term of the contract is one year with automatic one-year renewals. Compensation terms include a 10% commission on 3rd party sales or warrants to purchase common stock for milestones reached on research contracts.

In July 2004, the Company entered into a contract with an unrelated party to provide investment banking services related to a possible private placement or other sale of securities by the Company. The Company paid a retainer of $5,000 and, in the event a private placement is executed, will pay a total commission of 8.5% of proceeds received. Of this commission, 7.5% will be paid in cash and 1% in the form of warrants. This agreement can be terminated by either party without cause.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS


NOTE 14 - INCOME TAXES

The following is a reconciliation of income tax, computed at the federal statutory rate, to the provision for taxes:

                                December 31, 2004           December 31, 2003
                             -----------------------      -------------------
                             Amount          Percent        Amount      Percent
                             ------          -------        ------      -------
Federal tax (benefit)     $  (810,000)             (34)%  $  (716,000)    (34)%
State tax (benefit)          (191,000)              (8)%     (168,000)     (8)%
Valuation allowance         1,001,000               42%       884,000      42%
                          -----------      -----------    -----------     ---
                          $        --               --    $        --      --
                          ===========      ===========    ===========     ===

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax assets at December 31, 2004 and 2003 are as follows:


                                                  December 31, 2004  December 31, 2003
                                                  -----------------  -----------------
Deferred tax asset:
       Net operating loss carryforwards               $ 3,236,000       $ 2,636,000
       General business credit carryforwards               74,000            73,000
       Excess book accumulated amortization                29,000            29,000
                                                      -----------       -----------
                                                        3,339,000         2,738,000
Deferred tax liabilities:
       Excess tax accumulated depreciation                  3,000             2,000
                                                      -----------       -----------
Total deferred tax asset                                3,336,000         2,736,000
       Valuation allowance for deferred tax asset      (3,336,000)       (2,736,000)
                                                      -----------       -----------
Net deferred tax asset                                $        --       $        --
                                                      ===========       ===========


At December 31, 2004, the Company has federal net operating loss carryforwards of approximately $8,100,000, which expire in the years 2004 through 2023, state net operating loss carryforwards of approximately $6,200,000, which expire in the years 2010 through 2013, and general business credit carryforwards of approximately $74,000, which expire in the years 2012 through 2023. At December 31, 2004 and 2003, federal net operating losses expired in the amount of approximately $259,000 and $195,000, respectively. A total of approximately $221,000 federal net operating losses is set to expire on December 31, 2005.

The change in the valuation allowance account from December 31, 2003 to December 31, 2004 was $600,000, which is principally due to the change in management's estimates as well as an increase in the Company's net operating loss carryforward.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS


NOTE 15 - SUBSEQUENT EVENTS

Subsequent to the financial statements, the Company approved the issuance of stock options to its board of directors to purchase a total of 225,000 shares of the Company's stock at $0.20 per share for services rendered during the year ended December 31, 2004. The options vest immediately and have a term of ten years. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.20; risk free interest rate of 5%; expected life of ten years; and expected volatility of 92% with no dividends expected to be paid. The Company recorded accrued expenses totaling $40,500 ($0.18 per option) for the value of these options based upon these Black Scholes assumptions.

Furthermore, the Company entered into an agreement with a consultant whereby the consultant will utilize its established process and reasonable commercial efforts to secure a commercial relationship with potential candidates. This commercial relationship may include the license or transfer of intellectual property, product rights, manufacturing rights, patents, or development assistance. A fee will be paid to the consultant in the amount of $5,000 per month. Additionally, the consultant will be reimbursed for reasonable out-of-pocket costs. The agreement is for nine months, subject to termination after the initial ninety days. A success fee is included in the agreement if the Company enters into a commercial relationship within eighteen months from the termination of the agreement with a candidate brought to the Company by the consultant.


During the first quarter of 2005, the Company granted warrants to purchase up to 300,000 shares of common stock at an exercise price of $0.20 per share for consulting services, partly in connection with the Company's Phase I clinical trials at Georgetown University Medical Center to study an investigational treatment for AIDS. Subject to the terms of such warrants, the warrants become exercisable on March 20, 2006, and expire on March 20, 2015. The Company granted Dr. Yehuda Shoenfeld, Director of the Center for Autoimmune Diseases at the Israel Sheba Medial Center, warrants to purchase up to 10,000 shares of common stock at an exercise price of $0.20 per share for services as a member of the Company's scientific advisory board. Subject to the terms of such warrants, the warrants are presently exercisable, and expire on February 24, 2015.