Form 10QSB
period 2005-03-31
ADVANCED BIOTHERAPY INC
filed 2005-05-13
CIK 791833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2005
                                       OR
|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from          to

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

Indicate by mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X|  YES |_| NO

As of May 6, 2005, the Registrant had 54,032,557 shares of common stock, $0.001 par value, outstanding.

          -----------------------------------------------------------

                                TABLE OF CONTENTS

ITEM                                                                        PAGE

                                     PART I.

1.  Financial Statements
    a. Balance Sheets - March 31, 2005 (unaudited) and December 31, 2004.......1
    c. Statements of Operations -- Three Months Ended March 31, 2005 (unaudited), March 31, 2004 (unaudited), and from Inception through
       March 31, 2005 (unaudited)..............................................2

    d. Statement of Cash Flows - Three Months Ended March 31, 2005 (unaudited), March 31, 2004 (unaudited) and from Inception through
       March 31, 2005 (unaudited)..............................................3

    e. Notes to Financial Statements...........................................4

2.  Management's Discussion and Analysis of Financial Condition and Results
       of Operations...........................................................9

3.  Controls and Procedures...................................................12

                                    PART II.

4.  Other Information.........................................................12

6.  Exhibits and Reports on Form 8-K..........................................14

PART I

ITEM 1.  FINANCIAL STATEMENTS
ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                March 31,
                                                                                   2005         December 31,
                                                                              (Unaudited)           2004
                                                                             --------------    --------------
ASSETS

      CURRENT ASSETS
          Cash and cash equivalents                                          $      127,239    $      367,337
          Marketable securities                                                          --                --
          Notes receivable - related party                                           46,619            46,619
          Interest receivable - related party                                        15,818            15,060
          Deposits and prepaid expenses                                              37,888            32,001
                                                                             --------------    --------------
               Total Current Assets                                                 227,564           461,017
                                                                             --------------    --------------
      PROPERTY, PLANT AND EQUIPMENT, net                                            310,616           315,101
                                                                             --------------    --------------
      OTHER ASSETS
          Deferred loan origination fees, net of accumulated amortization            21,560            26,319
          Patents and patents pending, net of accumulated amortization              851,883           842,503
                                                                             --------------    --------------
               Total Other Assets                                                   873,443           868,822
                                                                             --------------    --------------
TOTAL ASSETS                                                                 $    1,411,623    $    1,644,940
                                                                             ==============    ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

      CURRENT LIABILITIES
          Accounts payable                                                   $      285,606    $      220,007
          Accounts payable - related party                                            8,447            40,500
          Accrued expenses - related party                                            9,160             8,500
          Loan payable - related party                                                   --                --
          Accrued interest on convertible debt                                      139,571
          Current portion of convertible notes payable                                6,654                --
          Other Current Liabilities                                                     274                --
                                                                             --------------    --------------
               Total Current Liabilities                                            449,712           269,007
                                                                             --------------    --------------
      LONG-TERM DEBT
          Convertible notes payable, net of current portion                       4,938,759         4,945,413
          Note payable to related parties                                           127,631           127,631
                                                                             --------------    --------------
               Total Long-Term Debt                                               5,066,390         5,073,044
                                                                             --------------    --------------
      TOTAL LIABILITIES                                                           5,516,102         5,342,051
                                                                             --------------    --------------
      COMMITMENTS AND CONTINGENCIES                                                      --                --
                                                                             --------------    --------------
      STOCKHOLDERS' DEFICIT
          Preferred stock, par value $0.001; 20,000,000 shares authorized,
              no shares issued and outstanding                                           --                --
          Common stock, par value $0.001; 200,000,000 shares authorized,
              54,032,557 shares issued and outstanding                               54,032            54,032
          Additional paid-in capital                                              6,526,135         6,525,037
          Stock options and warrants                                              1,080,516           865,916
          Deficit accumulated during development stage                          (11,765,162)      (11,142,096)
                                                                             --------------    --------------
               Total Stockholders' Deficit                                       (4,104,479)       (3,697,111)
                                                                             --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $    1,411,623    $    1,644,940

   The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                               From Inception
                                                             Year Ended March 31,            (December 2, 1985)
                                                      ----------------------------------          through
                                                       2005                      2004         March 31, 2005
                                                       (Unaudited)          (Unaudited)         (Unaudited)
                                                      --------------      --------------      --------------
REVENUES                                              $           --      $           --      $       89,947
                                                      --------------      --------------      --------------
OPERATING EXPENSES
         Research and development                             93,685             181,975           3,731,602
         Promotional fees                                         --                 593              62,314
         Professional fees                                    70,663              69,557           2,850,370
         Vesting of stock options and warrants               172,200             172,200             853,209
         Directors' fees                                          --                  --             201,880
         Depreciation and amortization                        24,707              45,989             804,817
         Administrative salaries and benefits                 69,177              79,744           1,198,846
         Insurance                                            18,257              20,110             287,939
         Shareholder relations and transfer fees               8,690               3,123             299,996
         Rent                                                  5,100              25,477             336,078
         Travel and entertainment                             13,568              15,447             319,794
         Telephone and communications                          1,791               3,522              58,409
         Office                                                1,773               1,354              77,190
         General and administrative                            5,984               7,854             737,403
                                                      --------------      --------------      --------------
                Total Operating Expenses                     485,595             626,945          11,819,847
                                                      --------------      --------------      --------------
LOSS FROM OPERATIONS                                        (485,595)           (626,945)        (11,729,900)

OTHER INCOME (EXPENSES)
         Miscellaneous income                                    250                  --              25,250
         Interest and dividend income                          1,850               5,919             168,233
         Internal gain on sale of securities                      --                  --             157,520
         Forgiveness of debt                                      --                  --           2,047,437
         Forgiveness of payables                                  --                  --              45,396
         Loss on disposal of office equipment                     --                  --              (2,224)
         Loss on abandonment of patents                           --             (14,852)
         Interest expense                                   (139,571)           (315,725)         (2,462,022)
                                                      --------------      --------------      --------------
                Total Other Income (Expenses)               (137,471)           (309,806)            (35,262)
                                                      --------------      --------------      --------------
LOSS BEFORE INCOME TAXES                                    (623,066)           (936,751)        (11,765,162)

INCOME TAXES                                                      --                  --                  --
                                                      --------------      --------------      --------------
NET LOSS                                              $     (623,066)     $     (936,751)     $  (11,765,162)
                                                      --------------      --------------      --------------
         BASIC AND DILUTED NET LOSS
         PER COMMON SHARE                             $            0      $            0
                                                      --------------      --------------      --------------
         WEIGHTED AVERAGE NUMBER OF
         BASIC AND DILUTED COMMON STOCK
         SHARES OUTSTANDING                               54,032,557          43,105,741
                                                      --------------      --------------      --------------

   The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                                   From Inception
                                                                    Quarter Ended March 31,      (December 2, 1985)
                                                                  ------------------------------      through
                                                                      2005             2004        March 31, 2005
                                                                  -------------    -------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                      $    (623,066)   $    (936,751)  $  (11,765,162)
  Adjustments to reconcile net loss to cash
  used in operating activities:
        Depreciation and amortization                                    24,707           45,989          746,929
        Loss on disposal of equipment                                        --               --            2,224
        Loss on impairment of patents                                        --               --           14,852
        Investment income                                                    --               --         (157,520)
        Expenses paid through issuance of common stock                       --               --          231,340
        Expenses paid through issuance                                       --
          of common stock warrants and options                          214,600          172,200          884,789
        Accrued interest paid by convertible debt                            --          189,744        1,932,343
        Expenses paid through contribution                                   --
          of additional paid-in capital                                   1,098            1,123           61,389
        Organization costs                                                   --               --           (9,220)
        Decrease (increase) in assets:                                       --
              Marketable securities                                          --          500,000               --
              Deposits and prepaid expenses                              (5,887)         (16,755)         (37,888)
              Interest receivable                                          (758)            (757)         (56,386)
              Deferred loan origination cost                                 --               --         (157,295)
        Increase (decrease) in liabilities:                                  --
              Accounts payable                                           65,599           83,580          363,147
              Accounts and notes payable, related parties               (31,393)           8,092           67,697
              Payroll and payroll taxes payable                             274           25,528
              Accrued Interest                                          139,571          125,979          148,449
                                                                  -------------    -------------
                   Net cash used in operating activities               (215,255)         197,972       (7,730,312)
                                                                  -------------    -------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                 (858)         (41,476)        (385,339)
  Acquisition of patents                                                (23,985)         (98,443)      (1,099,539)
                                                                  -------------    -------------
                   Net cash used in investing activities                (24,843)        (139,919)      (1,484,878)
                                                                  -------------    -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                     --               --        2,457,254
  Internal gain on sale of securities                                        --               --          157,520
  Proceeds from convertible notes                                            --               --        6,514,000
  Proceeds from notes payable                                                --               --          388,508
  Payments on notes payable                                                  --           (1,300)        (175,127)
                                                                  -------------    -------------

                   Net cash provided by financing activities                 --           (1,300)       9,342,155
                                                                  -------------    -------------   --------------

  Net increase (decrease) in cash                                      (240,098)          56,753          127,239

  Cash and cash equivalents, beginning                                  367,337           44,591               --
                                                                  -------------    -------------   --------------

  Cash and cash equivalents, ending                               $     127,239    $     101,344   $      127,239
                                                                  =============    =============   ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest expense paid                                           $         128    $          --   $      341,166
                                                                  =============    =============   ==============
  Income taxes paid                                               $          --    $          --   $           --
                                                                  =============    =============   ==============

NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Common stock issued in exchange for
        professional fees and expenses                            $          --    $          --   $      340,869
  Contributed expenses                                            $       1,098    $       1,123   $       60,291
  Common stock issued for a loan payable                          $          --    $          --   $      213,381
  Common stock issued for notes receivable                        $          --    $          --   $      246,619
  Common stock returned in payment of
        notes and interest receivable                             $          --    $          --   $      240,568
  Warrants and options issued for services and accrued expenses   $     214,600    $     266,700   $      423,900
  Common stock issued on cashless exercise of warrants            $          --    $       7,800   $       15,011
  Warrants issued for services                                    $          --    $          --   $      246,289
  Accrued interest paid by convertible debt                       $          --    $     189,744   $    1,932,343
  Common stock issued for convertible debt                        $          --    $   2,399,826   $    707,156



   The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2005
--------------------------------------------------------------------------------

NOTE  1 - BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

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

For the three months ended March 31,  2005,  the Company  incurred a net loss of
$623,066 and had an accumulated deficit during the development stage of $11,765,162. The Company has limited funds for research and development costs and operations and it does not have a source of revenues to continue its operations, research and development costs or to service its debt at maturity beyond such funding. For the twelve-month period subsequent to March 31, 2005, the Company anticipates that its minimum operating cash requirements to continue as a going concern will be less than $2,500,000. The future of the Company is dependent upon securing additional debt or equity funding and future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system. Management's goal is to forge a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, future cash requirements may be met through licensing fees and royalties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2005
--------------------------------------------------------------------------------

complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE  2 - LIMITED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Development Stage Activities
The Company has been in the development stage since its formation in 1985 and has not realized any significant revenues from its planned operations. It is primarily engaged in the research and development of the treatment of autoimmune diseases in humans, most notably, multiple sclerosis and rheumatoid arthritis.

Research and Development
------------------------
Costs of research and development are expensed as incurred.

NOTE  3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to thirty-nine years.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2005
--------------------------------------------------------------------------------

The following is a summary of property, equipment and accumulated depreciation at March 31, 2005 and December 31, 2004:

                                               March 31, 2005     December 31,
                                                                       2004
                                               --------------    --------------
                                                   Cost                Cost
                                               --------------    --------------
Lab equipment                                  $       31,891    $       31,891
Office equipment                                       13,777            12,918
Furniture and fixtures                                 22,539            22,539
Clean room                                            271,786           271,786
                                               --------------    --------------
     Total assets                                     339,993           339,134
                                               --------------    --------------
Less accumulated depreciation                         (29,377)          (24,033)
                                               --------------    --------------
     Net fixed assets                          $      310,616    $      315,101
                                               ==============    ==============

Depreciation and amortization expense for the three months ended March 31, 2005 and 2004 were $5,344 and $2,758 respectively.


NOTE  4 - CAPITAL STOCK

Preferred Stock
---------------
The Company is authorized to issue 20,000,000 shares of non-assessable $0.001 par value preferred stock. As of March 31, 2005, the Company has not issued any preferred stock.

Common Stock
------------
The Company is authorized to issue 200,000,000 shares of non-assessable $0.001 par value common stock. Each share of stock is entitled to one vote at the annual shareholders' meeting. The Company issued no additional stock during the three months ended March 31, 2005.

NOTE  5 - COMMON STOCK OPTIONS AND WARRANTS

Omnibus Equity Incentive Plan
-----------------------------
In 2000, the board of directors approved an Omnibus Equity Incentive Plan, which was later approved by the stockholders in December 2001. The purpose of the plan is to promote the long-term success of the Company and the creation of stockholder value by encouraging employees, outside directors and consultants to focus on the achievement of critical long-range objectives. The plan endeavors to attract and maintain such individuals with exceptional qualifications and to

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2005
--------------------------------------------------------------------------------

link them directly to stockholder interests through increased stock ownership. The plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or non-statutory stock options) and stock appreciation rights ("SAR's"). The aggregate number of options, SARs, stock units and restricted shares awarded under the plan was initially 4,000,000 common shares plus an annual increase of the lesser of two and one-half percent of the total number of common shares then outstanding or 250,000 common shares. At March 31, 2005, there are 260,000 shares available under this plan.

During the first quarter of 2005, the Company approved the issuance of stock options to its board of directors to purchase a total of 225,000 shares of the Company's stock at $0.20 per share for services rendered during the year ended December 31, 2004. The options vest immediately and have a term of ten years. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.20; risk free interest rate of 5%; expected life of ten years; and expected volatility of 92% with no dividends expected to be paid. The Company recorded $40,500 ($0.18 per option) for the value of these options based upon these Black Scholes assumptions.

Following is a summary of the status of the options during the periods ended March 31, 2005 and December 31, 2004:

                                                              Weighted
                                                          Average Exercise
                                        Number of Shares        Price
                                        ---------------   ---------------
Outstanding at January 1, 2004                6,087,953   $          0.16
Granted                                         270,000              0.16
Exercised                                            --                --
Forfeited                                            --                --
Outstanding at December 31, 2004              6,357,953              0.16
                                        ---------------   ---------------
Granted                                         225,000              0.20
Exercised                                            --                --
Rescinded                                            --                --
                                        ---------------   ---------------
Options outstanding at March 31, 2005         6,582,953   $          0.16
                                        ===============   ===============
Options exercisable at March 31, 2005         5,216,287   $          0.16
                                        ===============   ===============
Weighted average fair value of options
  granted in 2005                                         $          0.18
                                                          ===============
Warrants
--------
During the first quarter of 2005, the Company granted Dr. Yehuda Shoenfeld, Director of the Center for Autoimmune Diseases at the Israel Sheba Medial Center, warrants to purchase up to 10,000 shares of common stock at an exercise price of $0.20 per share for services as a member of the Company's scientific advisory board. Subject to the terms of such warrants, the warrants are presently exercisable, and expire on February 24, 2015. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price at $0.20; risk free interest rate of 5%; expected life of ten years; and expected volatility of 92% with no dividends expected to be paid. The Company recorded $1,900 ($0.19 per warrant) for the value of these warrants based upon these Black Scholes assumptions.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2005
--------------------------------------------------------------------------------

NOTE  6- CONCENTRATIONS

Bank Accounts and investments
-----------------------------
The Company maintains cash in a money market account at a bank in California. The funds on deposit are not insured by the FDIC and, therefore, a total of $126,647 is at risk on March 31, 2005.


NOTE  7- COMMITMENTS AND CONTINGENCIES

During the first quarter of 2005, the Company entered into an agreement with a consultant whereby the consultant will utilize its established process and reasonable commercial efforts to secure a commercial relationship with potential candidates. This commercial relationship may include the license or transfer of intellectual property, product rights, manufacturing rights, patents, or development assistance. A fee will be paid to the consultant in the amount of $5,000 per month. Additionally, the consultant will be reimbursed for reasonable out-of-pocket costs. The agreement is for nine months, subject to termination after the initial ninety days. A success fee is included in the agreement if the Company enters into a commercial relationship within eighteen months from the termination of the agreement with a candidate brought to the Company by the consultant.

During the first quarter of 2005, the Company granted warrants to purchase up to 300,000 shares of common stock at an exercise price of $0.20 per share for consulting services, partly in connection with the Company's Phase I clinical trials at Georgetown University Medical Center to study an investigational treatment for AIDS. Subject to the terms of such warrants, the warrants vest and become exercisable on March 20, 2006, and expire on March 20, 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This Quarterly Report and other documents we file with the Securities and Exchange Commission ("SEC") contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management's assumptions. All statements other than statements of historical facts are forward-looking statements, including any statements of the plans and objectives of management for future operations, any statements concerning proposed new product candidates and prospects for regulatory approval, any projections of revenue earnings or other financial items, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "could" "expect," "project," "intend," "plan," "believe," "seek," "should," "may," "assume," "continue," variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We caution you that our performance and results could differ materially from what is expressed, implied, or forecast by our forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and the Company's stock price may be affected by a number of factors, including, without limitation: (i) availability of capital for research and development; (ii) availability of capital for clinical trials; (iii) opportunities for joint ventures and corporate partnering; (iv) opportunities for mergers and acquisitions to expand the Company's biotechnology base or acquire revenue generating products; (v) regulatory approvals of preclinical and clinical trials; (vi) the results of preclinical and clinical trials, if any; (vii) regulatory approvals of product candidates, new indications and manufacturing facilities; (viii) health care guidelines and policies relating to prospective Company products; (ix) intellectual property matters (patents); and (x) competition. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1. Business," and all subsections therein, including, without limitation, the subsections entitled, Technical Background, Government Regulation, Federal Drug Administration Regulation, Competition and Factors That May Affect the Company, and the section entitled "Market for Registrant's Common Stock and Related Stockholder Matters," all contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission.

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

      The Company had $127,239 in cash and cash equivalents as of March 31, 2005. Management anticipates that current funds will enable the Company to continue operations through June 2005. This amount of cash is inadequate to meet the Company's projected minimum cash requirements for full operations for the next 12 months of approximately $2,500,000. The Company does not have a source of revenues to continue its operations, or research and development costs beyond the current available funds. In order to meet the foregoing cash requirements, the Company will have to raise funds through the issuance for cash of common or preferred stock, convertible debt or loans. There is no assurance, however, that the Company will be able to raise sufficient capital to meet its cash requirements for the next 12 months, in which case the Company would undertake to adjust its operations including the significant reduction of research and development costs.

      The Company has initiated reductions of general and administrative expenses, and certain research and development activities. Management is monitoring the Company's funds and considering financing alternatives with the Company's directors.

      In terms of the Company's long-term convertible debt, as of March 31, 2005, the approximate principal balance of $4,018,602 and $920,158 matures on June 1, 2006 and September 30, 2007, respectively. If before this convertible debt would be repaid the market price of the Company common stock is at least $0.75 per share for 20 consecutive trading days, then the Company may also cause the mandatory conversion of such debt into shares of Company common stock at a conversion price of $0.25 per share.

      The Company's business development plan, subject to and only if the Company raises additional capital, principally focuses on the following five specific elements:

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

      In general, we have a history of operating losses and have not generated any revenue. As of March 31, 2005 we had an accumulated deficit of approximately $11,765,162. Since we or potential collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain.

      The Company has no expected purchases or sales of significant equipment and there are no expected significant changes in the number of employees of the Company.

RESULTS OF OPERATIONS - Three months ended March 31, 2005 and 2004.

      The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

LIQUIDITY AND CAPITAL RESOURCES.

      To date, we have financed our operations through private placements of equity and convertible debt securities. The Company had approximately $127,239 in cash and cash equivalents as of March 31, 2005 and had issued and outstanding 54,032,557 shares of its Common Stock.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO 2004.

      For the three months ended March 31, 2005, the Company realized a net loss of $623,066 compared to a net loss of $936,751 for the three months ended March 31, 2004. The Company had decreases in expenses over the three months ended March 31, 2004, consisting primarily of the following: decreased research and development expenses of $88,290, decreased depreciation and amortization expenses of $21,282, decreased administrative salaries and benefits of $10,567, decreased rent of $20,377, decreased general and administrative expenses of $1,870 and decreased interest expense of $176,154, and decreased interest and dividend income of $4,069, net of increased shareholder relations and transfer fees expenses of $5,567.

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

PART II

ITEM  5. OTHER INFORMATION

      The Compensation Committee of the Company recommended that the Company's 2000 Omnibus Equity Incentive Plan ("OEI Plan") be amended to increase the number of shares available for future issuance under the OEI Plan by 6,000,000 shares to provide greater flexibility for the Company to pay non-cash compensation and accommodate certain stock option recommendations made by the Committee as more fully described below. The Committee also recommended that the Company's Stock Bonus Plan adopted in January, 2000 ("Stock Bonus Plan") be terminated, and that the shares available for issuance thereunder in the amount of approximately 2,400,000 shares be made available for grant under the Company's OEI Plan. The shares otherwise available under the Stock Bonus Plan will no longer be held in reserve for that plan. Based upon the termination of the Stock Bonus Plan, the net increase to the total outstanding shares available for future issuance under the OEI Plan would be approximately 3,600,000 shares.

      The  Compensation   Committee  recommended  that  the  Company  grant  the
following individuals options to purchase Company common stock at an exercise price of $0.16 per share based upon the share closing price as of May 2, 2005:

                       Name                   Number of Options

              Edmond F. Buccellato                  300,000
              Simon Skurkovich, M.D.                300,000
              William M. Finkelstein                150,000
              Thomas J. Pernice                     150,000
              Lawrence Loomis                       200,000
              Joseph A. Bellanti, M.D.              200,000
              Jeanne Kelly                          100,000
              Dr. Seiji Haba                        100,000
              Amy Buccellato                         50,000

      The stock options were granted to the foregoing directors, officers, employees and consultants based upon, among other factors, the lack of available cash compensation and the potential for individual contribution to the Company.

      With respect to the directors listed below, the Compensation Committee recommended that for services rendered in the year 2005, each director would be granted options to purchase 250,000 shares of Company common stock at an exercise price of $0.16 per share. The exercise price of $0.16 per share was based upon the share closing price as of May 2, 2005.

                       Director               Number of Options

             Joseph A. Bellanti, M.D.               250,000
             John M. Bendheim                       250,000
             Edmond F. Buccellato                   250,000
             Alexander L. Cappello                  250,000
             Richard P. Kiphart                     250,000
             Lawrence Loomis                        250,000
             Thomas J. Pernice                      250,000
             Boris Skurkovich, M.D.                 250,000
             Simon Skurkovich, M.D.                 250,000

      The foregoing stock option grants and the termination of the Company's Stock Bonus Plan are subject to ratification by the Company's Board of Directors, which ratification is expected. The increase in the amount of shares reserved under the OEI Plan by 6,000,000 shares is subject to approval by the Company's stockholders and all the foregoing stock option grants would be made subject to such approval.

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

      (b) Reports on Form 8-K

      The Registrant filed the following reports on Form 8-K during the quarter ended March 31, 2005:

            1.    January 19, 2005.  The  Registrant  reported  that the Company completed a pilot investigational study using antibodies to interferon-gamma in the treatment of patients suffering from Genital Herpes at the Department of Skin and Venereal Diseases, Russian State Medical University, Moscow, Russia.

            2. February 17, 2005. The Registrant reported that the Company will be further extending additional resources to its HIV research programs.

            3. March 4, 2005. The Registrant reported that Dr. Yehuda Shoenfeld, one of the world's foremost immunologists and Director of the Center for Autoimmune Diseases at the Sheba Medical Center, Israel's largest hospital, has joined the Company's scientific advisory board.

            4. March 14, 2005. The Registrant reported that the United States Patent and Trademark Office has assigned U.S. Patent No. 6,863,890 to the Company for use of antibodies to Tumor Necrosis Factor-alpha (TNF-a), Interferon-Gamma (IFN-g) and Interferon-alpha (IFN-a) for the treatment of HIV infection and AIDS.

            5. March 15, 2005. The Registrant reported that very preliminary results of the recently initiated Phase I, FDA-approved clinical trial appear promising and suggest a beneficial effect in the treatment of AIDS by inhibiting Tumor Necrosis Factor-alpha (TNP-alpha).

            6. March 22, 2005. The Registrant reported that Mr. Paul Hopper, former Chief Executive Officer of Australian Cancer Technology Limited, an international biotechnology company focused on developing immunotherapy and oncology products, has joined the Company as Director of Business Development.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized as of May 12, 2005.

                                   Advanced Biotherapy, Inc.
                                   (Registrant)


By:   /s/Edmond F. Buccellato      By:   /s/William M. Finkelstein
      ------------------------           ------------------------------------
      Edmond F. Buccellato               William M. Finkelstein
      President and CEO                  Chief Financial Officer

                                  EXHIBIT INDEX

    Exhibit                                  Description
    -------                                  -----------

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