Form 10QSB
period 2005-06-30
ADVANCED BIOTHERAPY INC
filed 2005-08-12
CIK 791833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2005

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

|X| YES |_| NO

As of August 5, 2005, the Registrant had 54,032,557 shares of common stock, $0.001 par value, outstanding.

      --------------------------------------------------------------------

                                TABLE OF CONTENTS

ITEM                                                                       PAGE

                                     PART I.

1.    Financial Statements

      a. Balance Sheets - June 30, 2005 (unaudited) and December 31, 2004....1

      b. Statements of Operations - Three months ended June 30, 2005 (unaudited), June 30, 2004 (unaudited);
            Six months ended June 30, 2005 (unaudited),
            June 30, 2004 (unaudited); and from Inception through
            June 30, 2005 (unaudited)........................................2

      c. Statement of Cash Flows - Six months ended June 30, 2005 (unaudited), June 30, 2004 (unaudited) and from Inception through June 30, 2005 (unaudited)................................3

      d.    Notes to Financial Statements....................................4

2.    Management's Discussion and Analysis of Financial Condition
      and Results of Operations.............................................10

3.    Controls and Procedures...............................................13

                                    PART II.

2.    Changes in Securities.................................................14

5.    Other Information.....................................................14

6.    Exhibits and Reports on Form 8-K......................................15

PART I

ITEM 1.  FINANCIAL STATEMENTS

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
================================================================================

                                                                                June 30,
                                                                                  2005         December 31,
                                                                              (unaudited)          2004
                                                                              ------------     ------------
ASSETS
      CURRENT ASSETS
          Cash                                                                $     36,646     $    367,337
          Deposits and prepaid expenses                                             18,925           32,001
                                                                              ------------     ------------
              Total Current Assets                                                  55,571          399,338
                                                                              ------------     ------------

      PROPERTY, PLANT AND EQUIPMENT, net                                           305,254          315,101
                                                                              ------------     ------------

      OTHER ASSETS
          Notes receivable - related party                                          46,619           46,619
          Interest receivable - related party                                       16,575           15,060
          Deferred loan origination fees, net of accumulated amortization           16,801           26,319
          Patents and patents pending, net of accumulated amortization             879,450          842,503
                                                                              ------------     ------------
              Total Other Assets                                                   959,445          930,501
                                                                              ------------     ------------

TOTAL ASSETS                                                                  $  1,320,270     $  1,644,940
                                                                              ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
      CURRENT LIABILITIES
          Accounts payable                                                    $    295,673     $    220,007
          Accounts payable - related party                                           7,850           40,500
          Accrued expenses - related party                                          55,500            8,500
          Payroll liabilities                                                        4,208               --
          Current portion of convertible notes payable                           4,249,642               --
                                                                              ------------     ------------
              Total Current Liabilities                                          4,612,873          269,007
                                                                              ------------     ------------

      LONG-TERM DEBT
          Convertible notes payable, net of current portion                      1,076,096        4,945,413
          Note payable to related parties                                          127,631          127,631
                                                                              ------------     ------------
              Total Long-Term Debt                                               1,203,727        5,073,044
                                                                              ------------     ------------
      Total Liabilities                                                          5,816,600        5,342,051
                                                                              ------------     ------------

      COMMITMENTS AND CONTINGENCIES                                                     --               --
                                                                              ------------     ------------
      STOCKHOLDERS' EQUITY (DEFICIT)
          Preferred stock, par value $0.001; 20,000,000 shares authorized,
              no shares issued and outstanding                                          --               --
          Common stock, par value $0.001; 200,000,000 shares authorized,
             54,032,557 shares issued and outstanding                               54,032           54,032
          Additional paid-in capital                                             6,527,246        6,525,037
          Stock options and warrants                                             1,498,516          865,916
          Deficit accumulated during development stage                         (12,576,124)     (11,142,096)
                                                                              ------------     ------------
              Total Stockholders' Equity (Deficit)                              (4,496,330)      (3,697,111)
                                                                              ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          $  1,320,270     $  1,644,940
                                                                              ============     ============

       See accompanying condensed notes to interim financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
================================================================================


                                                                                                                   From Inception
                                                                                                                 (December 2, 1985)
                                                 Three Months Ended June 30,         Six Months Ended June 30,        through
                                                -----------------------------    ------------------------------       June 30,
                                                   2005             2004               2005           2004              2005
                                                (unaudited)      (unaudited)        (unaudited)    (unaudited)      (unaudited)
                                                ------------     ------------       ----------     ------------     ------------
REVENUES                                        $         --     $         --     $         --     $         --     $     89,947
                                                ------------     ------------     ------------     ------------     ------------
OPERATING EXPENSES
     Research and development                         72,746          136,160          166,431          318,135        3,804,348
     Promotional fees                                    212            4,864              212            5,457           62,526
     Professional fees                                38,793           38,619          109,456          108,176        2,889,163
     Vesting of stock options and warrants           418,000               --          590,200          172,200        1,271,209
     Scientific advisory board - warrants              1,900               --            1,900               --            1,900
     Directors' fees                                      --               --               --               --          201,880
     Depreciation and amortization                    25,354           21,848           50,061           67,837          830,171
     Administrative salaries and benefits             71,184           67,928          140,361          147,672        1,270,030
     Insurance                                        18,256           20,110           36,513           40,220          306,195
     Shareholder relations and transfer fees           3,000           17,622           11,690           20,745          302,996
     Rent                                              5,100           26,688           10,200           52,165          341,178
     Travel and entertainment                          5,313           13,034           18,881           28,481          325,107
     Telephone and communications                      1,157            2,843            2,948            6,365           59,566
     Office                                            1,409            1,988            3,182            3,342           78,599
     General and administrative                        9,116           13,908           15,100           21,762          746,519
                                                ------------     ------------     ------------     ------------     ------------
        Total Operating Expenses                     671,540          365,612        1,157,135          992,557       12,491,387
                                                ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                                (671,540)        (365,612)      (1,157,135)        (992,557)     (12,401,440)

OTHER INCOME (EXPENSES)
     Miscellaneous income                              2,432               --            2,682               --           27,682
     Interest and dividend income                      1,237            5,791            3,087           11,710          169,470
     Internal gain on sale of securities                  --               --               --               --          157,520
     Forgiveness of debt                                  --               --               --               --        2,047,437
     Forgiveness of payables                              --               --               --               --           45,396
     Loss on disposal of office equipment                 --               --               --               --           (2,224)
     Loss on abandonment of patents                       --               --               --               --          (14,852)
     Interest expense                               (143,091)        (126,309)        (282,662)        (442,034)      (2,605,113)
                                                ------------     ------------     ------------     ------------     ------------
        Total Other Income (Expenses)               (139,422)        (120,518)        (276,893)        (430,324)        (174,684)
                                                ------------     ------------     ------------     ------------     ------------

LOSS BEFORE INCOME TAXES                            (810,962)        (486,130)      (1,434,028)      (1,422,881)     (12,576,124)

INCOME TAXES                                              --               --               --               --               --
                                                ------------     ------------     ------------     ------------     ------------
NET LOSS                                        $   (810,962)    $   (486,130)      (1,434,028)    $ (1,422,881)    $(12,576,124)
                                                ============     ============     ============     ============     ============

     BASIC AND DILUTED NET LOSS
     PER COMMON SHARE                           $      (0.02)    $      (0.01)           (0.03)    $      (0.03)
                                                ============     ============     ============     ============
     WEIGHTED AVERAGE NUMBER OF
     BASIC AND DILUTED COMMON STOCK
     SHARES OUTSTANDING                           54,032,557       53,790,991       54,032,557       48,538,366
                                                ============     ============     ============     ============

      See accompanying condensed notes to interim financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                                From Inception
                                                                              Six Months Ended June 30,       (December 2, 1985)
                                                                          ---------------------------------        through
                                                                               2005              2004            June 30, 2005
                                                                            (unaudited)       (unaudited)         (unaudited)
                                                                          ---------------   ---------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss)                                                          $    (1,434,028)  $    (1,422,881)  $      (12,576,124)
      Adjustments to reconcile net loss to cash
      used in operating activities:
           Depreciation and amortization                                           50,061            67,837              772,283
           Loss on disposal of equipment                                               --                --                2,224
           Loss on impairment of patents                                               --                --               14,852
           Investment income                                                           --                --             (157,520)
           Expenses paid through issuance of common stock                              --                --              231,340
           Expenses paid through issuance
             of common stock warrants and options                                 632,600           172,200            1,302,789
           Accrued interest paid by convertible debt                              280,325           442,033            2,212,668
           Expenses paid through contribution
             of additional paid-in capital                                          2,209             2,234               62,500
           Organization costs                                                          --                --               (9,220)
           Decrease (increase) in assets:
                Marketable securities                                                  --           925,000                   --
                Deposits and prepaid expenses                                      13,076            36,728              (18,925)
                Interest receivable                                                (1,515)           (1,515)             (57,143)
                Deferred loan origination cost                                         --            35,185             (157,295)
           Increase (decrease) in liabilities:
                Accounts payable and accrued expenses                              75,667           111,759              373,215
                Accounts and notes payable, related parties                        14,350            (6,713)             113,440
                Payroll and payroll taxes payable                                   4,208                --                4,208
                Accrued interest                                                       --                --                8,878
                                                                          ---------------   ---------------   ------------------
                     Net cash provided by (used) in operating activities         (363,047)          361,867           (7,877,830)
                                                                          ---------------   ---------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of fixed assets                                                       (858)          (74,289)            (385,339)
      Acquisition of patents                                                      (66,786)         (215,055)          (1,142,340)
                                                                          ---------------   ---------------   ------------------
                     Net cash used in investing activities                        (67,644)         (289,344)          (1,527,679)
                                                                          ---------------   ---------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                                           --                --            2,457,254
      Internal gain on sale of securities                                              --                --              157,520
      Proceeds from convertible notes                                             100,000                --            6,614,000
      Proceeds from notes payable                                                      --                --              388,508
      Payments on notes payable                                                        --            (2,645)            (175,127)
                                                                          ---------------   ---------------   ------------------
                     Net cash provided by (used) in financing activities          100,000            (2,645)           9,442,155
                                                                          ---------------   ---------------   ------------------
      Net increase in cash                                                       (330,691)           69,878               36,646

      Cash, beginning                                                             367,337            44,591                   --
                                                                          ---------------   ---------------   ------------------
      Cash, ending                                                        $        36,646   $       114,469   $           36,646
                                                                          ===============   ===============   ==================
SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest expense paid                                               $            --   $            --   $          339,927
                                                                          ===============   ===============   ==================
      Income taxes paid                                                   $            --   $            --   $               --
                                                                          ===============   ===============   ==================
NON-CASH FINANCING AND INVESTING ACTIVITIES:

      Common stock issued in exchange for
           professional fees and expenses                                 $            --   $                 $          340,869
      Contributed expenses                                                $         2,209   $         2,234   $           60,254
      Common stock issued for a loan payable                              $            --   $            --   $          213,381
      Common stock issued for notes receivable                            $            --   $            --   $          246,619
      Common stock returned in payment of
           notes and interest receivable                                  $            --   $            --   $          240,568
      Warrants and options issued for services and accrued expenses       $       632,600   $       172,200   $        1,302,789
      Common stock issued on cashless exercise of warrants                $            --   $         7,800   $           15,011
      Accrued interest paid by convertible debt                           $       280,325   $       442,033   $        1,944,629
      Common stock issued for convertible debt                            $            --   $     2,160,435   $        2,867,591

       See accompanying condensed notes to interim financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TOFINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

For the six months ended June 30, 2005, the Company incurred a net loss of $1,434,028 and had an accumulated deficit during the development stage of $12,576,124. The Company has limited funds for research and development costs and operations and it does not have a source of revenues to continue its operations, research and development costs or to service its debt at maturity. For the twelve-month period subsequent to June 30, 2005, the Company anticipates that its minimum operating cash requirements to continue as a going concern will be less than $2,500,000. The future of the Company is dependent upon securing additional debt or equity funding and future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system. Management's goal is to forge a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, future cash requirements may be met through licensing fees and royalties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004. In the

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TOFINANCIAL STATEMENTS
--------------------------------------------------------------------------------

opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TOFINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following is a summary of property, equipment and accumulated depreciation at June 30, 2005 and December 31, 2004:

                                                                 December 31,
                                               June 30, 2005         2004
                                              ---------------   ---------------
                                                    Cost             Cost
                                              ---------------   ---------------
Lab equipment                                 $        31,891   $        31,891
Office equipment                                       13,777            12,918
Furniture and fixtures                                 22,539            22,539
Clean room                                            271,786           271,786
                                              ---------------   ---------------
     Total assets                                     339,993           339,134
Less accumulated depreciation                         (34,739)          (24,033)
                                              ---------------   ---------------
     Net fixed assets                         $       305,254   $       315,101
                                              ===============   ===============

Depreciation and amortization expense for the six months ended June 30, 2005 and 2004 were $10,705 and $2,758 respectively.

NOTE 4 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 20,000,000 shares of non-assessable $0.001 par value preferred stock. As of June 30, 2005, the Company has not issued any preferred stock.

Common Stock

The Company is authorized to issue 200,000,000 shares of non-assessable $0.001 par value common stock. Each share of stock is entitled to one vote at the annual shareholders' meeting. The Company issued no additional stock during the six months ended June 30, 2005.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TOFINANCIAL STATEMENTS
--------------------------------------------------------------------------------

restricted shares awarded under the plan was initially 4,000,000 common shares plus an annual increase of the lesser of two and one-half percent of the total number of common shares then outstanding or 250,000 common shares.

The Company's Board of Directors approved the amendment of the Company's 2000 Omnibus Equity Incentive Plan ("OEI Plan") to increase the number of shares available for future issuance under the OEI Plan by 6,000,000 shares to provide greater flexibility for the Company to pay non-cash compensation ("Amendments"). The Company terminated its Stock Bonus Plan adopted in January, 2000 ("Stock Bonus Plan"), and shares available for issuance thereunder in the amount of approximately 2,400,000 shares, are to be available for grant under the Company's OEI Plan. The shares otherwise available under the Stock Bonus Plan will no longer be held in reserve for that plan. Based upon the termination of the Stock Bonus Plan, the net increase to the total outstanding shares available for future issuance under the OEI Plan would be approximately 3,600,000 shares. The foregoing Amendments are subject to stockholder approval.

During the first quarter of 2005, the Company approved the issuance of stock options to its board of directors to purchase a total of 225,000 shares of the Company's stock at $0.20 per share for services rendered during the year ended December 31, 2004. The options vest immediately and have a term of ten years. In Faccordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.20; risk free interest rate of 5%; expected life of ten years; and expected volatility of 92% with no dividends expected to be paid. The Company recorded $40,500 ($0.18 per option) for the value of these options based upon these Black Scholes assumptions.

During the second quarter of 2005, the Company approved the issuance of stock options to various directors, officers, employees and consultants to purchase a total of 3,800,000 shares of the Company's stock at $0.16 per share. These options vest immediately and have a term of ten years. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.16; risk free interest rate of 4%; expected life of ten years; and expected volatility of 62% with no dividends expected to be paid. The Company recorded $418,000 ($0.11 per option) for the value of these options based upon these Black Scholes assumptions. The foregoing options are subject to approval by the Company's stockholders of the Amendments.

Following is a summary of the status of the options during the periods ended June 30, 2005 and December 31, 2004:

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TOFINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                           Weighted
                                                                            Average
                                                          Number of        Exercise
                                                            Shares          Price
                                                        --------------  --------------
Outstanding at January 1, 2004                               6,087,953  $         0.16
Granted                                                        270,000            0.16
Exercised                                                           --              --
Forfeited                                                           --              --
                                                        --------------  --------------
Outstanding at December 31, 2004                             6,357,953            0.16
Granted                                                      4,025,000            0.16
Exercised                                                           --              --
Rescinded                                                           --              --
                                                        --------------  --------------
Options outstanding at June 30, 2005                        10,382,953  $         0.16
                                                        ==============  ==============
Options exercisable at June 30, 2005                         9,016,287  $         0.16
                                                        ==============  ==============
Weighted average fair value of options granted in 2005                  $         0.11
                                                                        ==============

Warrants

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

NOTE 6- CONCENTRATIONS

Bank Accounts and investments

The Company maintains cash in a money market account at a bank in California. The funds on deposit are not insured by the FDIC and, therefore, a total of $36,646 is at risk on June 30, 2005.

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

      The Company had $36,646 in cash and cash equivalents as of June 30, 2005. Management anticipates that current funds will enable the Company to continue operations through October 2005. This amount of cash is inadequate to meet the Company's projected minimum cash requirements for full operations for the next 12 months of approximately $2,500,000. The Company does not have a source of revenues to continue its operations, or research and development costs beyond the current available funds. In order to meet the foregoing cash requirements, the Company will have to raise funds through the issuance for cash of common or preferred stock, convertible debt or loans. There is no assurance, however, that the Company will be able to raise sufficient capital to meet its cash requirements for the next 12 months, in which case the Company would undertake to adjust its operations including the significant reduction of research and development costs.

      The Company has initiated reductions of general and administrative expenses, and certain research and development activities. Management is monitoring the Company's funds and considering financing alternatives with the Company's directors.

      In terms of the Company's long-term convertible debt, as of June 30, 2005, the approximate principal balance of $4,242,625, $974,912 and $101,184 matures on June 1, 2006, September 30, 2007 and September 30, 2009, respectively. If before this convertible debt would be repaid the market price of the Company common stock is at least $0.75 per share for 20 consecutive trading days, then the Company may also cause the mandatory conversion of such debt into shares of Company common stock at a conversion price of $0.25 per share. Additionally, the Company owes $7,017 to one noteholder whose convertible pay-in-kind note matured on September 30, 2004. The Company has attempted unsuccessfully to locate this noteholder.

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

      In general, we have a history of operating losses and have not generated any revenue. As of June 30, 2005 we had an accumulated deficit of approximately $12,576,124. Since we or potential collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain.

      The Company has no expected purchases or sales of significant equipment and there are no expected significant changes in the number of employees of the Company.

RESULTS OF OPERATIONS - Six months ended June 30, 2005 and 2004.

      The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

LIQUIDITY AND CAPITAL RESOURCES.

      To date, we have financed our operations through private placements of equity and convertible debt securities. The Company had approximately $36,646 in cash and cash equivalents as of June 30, 2005 and had issued and outstanding 54,032,557 shares of its Common Stock.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO 2004.

      For the six months ended June 30, 2005, the Company realized a net loss of $810,692 compared to a net loss of $486,130 for the six months ended June 30, 2004. The Company had decreases in expenses over the six months ended June 30, 2004, consisting primarily of the following: decreased research and development expenses of $66,414, decreased rent of $21,588, decreased travel and entertainment of $7,721 and decreased interest and dividend income of $4,554, net of increased stock option and warrant vesting of $418,000, depreciation and amortization expense of $3,506 and interest expense of $16,782.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO 2004

      For the six months ended June 30, 2005, the Company realized a net loss of $1,434,028 compared to a net loss of $1,422,881 for the six months ended June 30, 2004. The Company had decreases in expenses over the six months ended June 30, 2004, consisting primarily of the following: decreased research and development expenses in the amount of $151,704, decreased promotional fees of $5,245, decreased depreciation and amortization of $17,776, decreased administrative salaries and benefits of $7,311, decreased insurance of $3,707, deceased shareholder and transfer fees of $9,055, decreased rent of $41,965, decreased travel and entertainment of $9,600, decreased interest and dividend income of $8,623, net of decreased interest expense of $159,372 and increased stock option and warrant vesting of $418,000.

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

PART II

ITEM 2. (a) CHANGES IN SECURITIES

During the quarter ended June 30, 2005, the Board of Directors approved the issuance of additional convertible debt and convertible notes, respectively, in payment of accrued and unpaid interest (in lieu of cash payments) as of June 30, 2005, for the Company's Subordinated Convertible Pay-In-Kind Notes due June 1, 2006, and the Subordinated Convertible Pay-In-Kind Notes due September 30, 2007.

During and subsequent to the quarter ended June 30, 2005, the Company sold in a private placement to director Richard P. Kiphart the Company's 2005 Subordinated Convertible Pay-In-Kind Notes due September 30, 2009 ("2005 Convertible Notes Due 2009"), in the maximum principal amount of $275,000, of which the Company has requested and received $150,000 as of August 9, 2005. The 2005 Convertible Notes Due 2009 bear interest at the rate of 12% per annum payable semi-annually in cash or additional 2005 Convertible Notes Due 2009. This debt is convertible into shares of Company common stock at a conversion price equal to $0.105 per share, subject to certain anti-dilution provisions. The 2005 Convertible Notes Due 2009 are to be paid ratably with the Company's 2002 Subordinated Convertible Pay-In-Kind Notes due June 1, 2006, and the 2003 Subordinated Convertible Pay-In-Kind Notes due September 30, 2007. The holders of the 2005 Convertible Notes Due 2009 are entitled to certain piggyback registration rights. The Company offered the 2005 Convertible Notes Due 2009 pursuant to Section 4(2) of the Securities Act of 1933, as amended. The proceeds from the placement of 2005 Convertible Notes Due 2009 has been and will be used for Company working capital purposes.

ITEM 5. OTHER INFORMATION

The Company reported on a Form 8-K filed May 5, 2004, that it had entered into a cross licensing arrangement with Innogenetics NV that was intended to enable the two companies to combine Innogenetics' patented humanized antibody to interferon gamma and the Company's intellectual property in the field of various immune diseases involving interferon gamma. As of June 13, 2005, the Company notified Innogenetics NV that it had terminated their cross-licensing arrangement. The parties neither entered into nor negotiated any third-party licensing arrangements regarding the combined use of their respective patents.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)        Exhibit
             Number     Description

             10.15 Form of 2005 Subordinated Convertible Pay-In-Kind Note due September 30, 2009

             10.16      Form of Amended Investor Rights Agreement

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

 (b)        Reports on Form 8-K

            The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized as of August 12, 2005.

                                    Advanced Biotherapy, Inc.
                                    (Registrant)


By:   /s/Edmond F. Buccellato       By:   /s/William M. Finkelstein
      -----------------------             -------------------------
      Edmond F. Buccellato                William M. Finkelstein
      President and CEO                   Chief Financial Officer

                                  EXHIBIT INDEX

    Exhibit                          Description
    -------                          -----------

     10.15 Form of 2005 Subordinated Convertible Pay-In-Kind Note due September 30, 2009.

     10.16    Form of Amended Investor Rights Agreement

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