Form 10QSB
period 2005-09-30
ADVANCED BIOTHERAPY INC
filed 2005-11-14
CIK 791833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2005

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

As of November 8, 2005, the Registrant had 54,348,346 shares of common stock, $0.001 par value, outstanding.

      ---------------------------------------------------------------------

                                TABLE OF CONTENTS

ITEM                                                                        PAGE

                                     PART I.

1.    Financial Statements

      a.    Balance Sheets - September 30, 2005 (unaudited) and
            December 31, 2004..................................................1

      b.    Statements of Operations -- Three months ended September
            30, 2005 (unaudited), September 30, 2004 (unaudited);
            Nine months ended September 30, 2005(unaudited),
            September 30, 2004 (unaudited); and from Inception
            through September 30, 2005(unaudited)..............................2

      c.    Statement of Cash Flows - Nine months ended September
            30, 2005 (unaudited), September 30, 2004 (unaudited) and
            from Inception through September 30, 2005 (unaudited)..............3

      d.    Notes to Financial Statements......................................4

2.    Management's Discussion and Analysis of Financial Condition and
      Results of Operations...................................................10

3.    Controls and Procedures.................................................13


                                    PART II.

2.    Changes in Securities...................................................13

5.    Other Information.......................................................14

6.    Exhibits and Reports on Form 8-K........................................15

PART I

ITEM 1. FINANCIAL STATEMENTS

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
================================================================================


                                                                                          September 30,
                                                                                              2005            December 31,
                                                                                           (unaudited)            2004
                                                                                           ------------       ------------

ASSETS

       CURRENT ASSETS
             Cash                                                                          $     41,714       $    367,337
             Deposits and prepaid expenses                                                          216             32,001
                                                                                           ------------       ------------
                  Total Current Assets                                                           41,930            399,338
                                                                                           ------------       ------------

       PROPERTY, PLANT AND EQUIPMENT, net                                                       299,892            315,101
                                                                                           ------------       ------------

       OTHER ASSETS
             Notes receivable - related party                                                    46,619             46,619
             Interest receivable - related party                                                 17,333             15,060
             Deferred loan origination fees, net of accumulated amortization                     12,042             26,319
             Patents and patents pending, net of accumulated amortization                       902,078            842,503
                                                                                           ------------       ------------
                  Total Other Assets                                                            978,072            930,501
                                                                                           ------------       ------------

TOTAL ASSETS                                                                               $  1,319,894       $  1,644,940
                                                                                           ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

       CURRENT LIABILITIES
             Accounts payable                                                              $    364,335       $    220,007
             Accounts payable - related party                                                     7,890             40,500
             Accrued expenses - related party                                                   119,728              8,500
             Other current liability                                                                375                 --
             Accrued interest on convertible debt                                               120,422                 --
             Current portion of convertible notes payable                                     4,249,641                 --
                                                                                           ------------       ------------
                  Total Current Liabilities                                                   4,862,391            269,007
                                                                                           ------------       ------------

       LONG-TERM DEBT
             Convertible notes payable, net of current portion                                1,166,097          4,945,413
             Accrued interest on convertible debt                                                35,174                 --
             Note payable to related parties                                                    127,631            127,631
                                                                                           ------------       ------------
                  Total Long-Term Debt                                                        1,328,902          5,073,044
                                                                                           ------------       ------------

       Total Liabilities                                                                      6,191,293          5,342,051
                                                                                           ------------       ------------

       COMMITMENTS AND CONTINGENCIES                                                                 --                 --
                                                                                           ------------       ------------

       STOCKHOLDERS' EQUITY (DEFICIT)
             Preferred stock, par value $0.001; 20,000,000 shares authorized,
                 no shares issued and outstanding                                                    --                 --
             Common stock, par value $0.001; 200,000,000 shares authorized,
                54,348,346 and 54,032,557 shares issued and outstanding, respectively            54,347             54,032
             Additional paid-in capital                                                       6,588,053          6,525,037
             Stock options and warrants                                                       1,538,516            865,916
             Deficit accumulated during development stage                                   (13,052,315)       (11,142,096)
                                                                                           ------------       ------------
                  Total Stockholders' Equity (Deficit)                                       (4,871,399)        (3,697,111)
                                                                                           ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                       $  1,319,894       $  1,644,940
                                                                                           ============       ============

         See accompanying condensed notes to the financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
================================================================================

                                                                                                                    From Inception
                                                                                                                  (December 2, 1985)
                                              Three Months Ended September 30,    Nine Months Ended September 30,       through
                                               ------------------------------     ------------------------------     ------------
                                                   2005              2004             2005             2004          June 30, 2005
                                                (unaudited)       (unaudited)      (unaudited)       (unaudited)      (unaudited)
                                               ------------      ------------     ------------      ------------      ------------
REVENUES                                       $         --      $         --     $         --      $         --      $     89,947
                                               ------------      ------------     ------------      ------------      ------------

OPERATING EXPENSES
     Research and development                        72,389           119,417          238,820           437,552         3,876,737
     Promotional fees                                    --            22,221              212            27,678            62,526
     Professional fees                               48,382            67,533          157,838           175,709         2,937,545
     Vesting of stock options and warrants               --                --          590,200           172,200         1,271,209
     Scientific advisory board - warrants                --                --            1,900                --             1,900
     Business development                            76,000                --           76,000                --            76,000
     Directors' fees                                     --                --               --                --           201,880
     Depreciation and amortization                   25,920            24,122           75,981            91,959           856,091
     Administrative salaries and benefits            60,846            57,903          197,890           190,914         1,327,559
     Insurance                                       18,257            26,312           54,770            78,938           324,452
     Shareholder relations and transfer fees          3,022             3,273           14,712            24,018           306,018
     Rent                                             5,100            26,898           15,300            79,063           346,278
     Travel and entertainment                         4,192             9,912           23,073            38,393           329,299
     Telephone and communications                     1,329             3,223            4,277             9,588            60,895
     Office                                           1,042             4,496            4,224             7,838            79,641
     General and administrative                       4,103            12,307           22,520            36,324           753,939
                                               ------------      ------------     ------------      ------------      ------------
        Total Operating Expenses                    320,582           377,617        1,477,717         1,370,174        12,811,969
                                               ------------      ------------     ------------      ------------      ------------

LOSS FROM OPERATIONS                               (320,582)         (377,617)      (1,477,717)       (1,370,174)      (12,722,022)

OTHER INCOME (EXPENSES)
     Miscellaneous income                                --                --            2,682                --            27,682
     Interest and dividend income                       982             4,468            4,069            16,178           170,452
     Internal gain on sale of securities                 --                --               --                --           157,520
     Forgiveness of debt                                 --                --               --                --         2,047,437
     Forgiveness of payables                             --                --               --                --            45,396
     Loss on disposal of office equipment                --                --               --                --            (2,224)
     Loss on abandonment of patents                      --                --               --                --           (14,852)
     Interest expense                              (156,591)         (133,722)        (439,253)         (575,756)       (2,761,704)
                                               ------------      ------------     ------------      ------------      ------------
        Total Other Income (Expenses)              (155,609)         (129,254)        (432,502)         (559,578)         (330,293)
                                               ------------      ------------     ------------      ------------      ------------

LOSS BEFORE INCOME TAXES                           (476,191)         (506,871)      (1,910,219)       (1,929,752)      (13,052,315)

INCOME TAXES                                             --                --               --                --                --
                                               ------------      ------------     ------------      ------------      ------------

NET LOSS                                       $   (476,191)     $   (506,871)      (1,910,219)     $ (1,929,752)     $(13,052,315)
                                               ============      ============     ============      ============      ============

     BASIC AND DILUTED NET LOSS
     PER COMMON SHARE                           $      (0.01)    $      (0.01)            (0.04)     $      (0.04)
                                                ============     ============      ============      ============

     WEIGHTED AVERAGE NUMBER OF
     BASIC AND DILUTED COMMON STOCK
     SHARES OUTSTANDING                          54,137,820        53,979,849       54,067,645        50,360,003
                                               ============     ============      ============      ============

         See accompanying condensed notes to the financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

================================================================================

                                                                                                             From Inception
                                                                        Nine Months Ended September 30,    (December 2, 1985)
                                                                        -------------------------------          through
                                                                           2005               2004            June 30, 2005
                                                                        (unaudited)        (unaudited)         (unaudited)
                                                                        ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                          $ (1,910,219)      $ (1,929,752)      $(13,052,315)
    Adjustments to reconcile net loss to cash
    used in operating activities:
        Depreciation and amortization                                         75,981             91,959            798,203
        Loss on disposal of equipment                                             --                 --              2,224
        Loss on impairment of patents                                             --                 --             14,852
        Investment income                                                         --                 --           (157,520)
        Expenses paid through issuance of common stock                        60,000                 --            291,340
        Expenses paid through issuance
          of common stock warrants and options                               672,600            266,700          1,342,789
        Accrued interest paid by convertible debt                            280,325            442,033          2,212,668
        Expenses paid through contribution
          of additional paid-in capital                                        3,332              3,357             63,623
        Organization costs                                                        --             (9,220)
        Decrease (increase) in assets:
           Marketable securities                                                  --          1,325,000                 --
           Deposits and prepaid expenses                                      31,785             53,967               (216)
           Interest receivable                                                (2,273)            (2,273)           (57,901)
           Deferred loan origination cost                                         --             39,944           (157,295)
        Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                             144,703             67,321            442,251
           Accounts and notes payable, related parties                        78,618           (106,205)           177,708
           Payroll and payroll taxes payable                                      --                 --              8,878
           Accrued interest                                                  155,596            133,722            155,596
                                                                        ------------       ------------       ------------

               Net cash provided by (used) in operating activities          (409,552)           385,773         (7,924,335)
                                                                        ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                    (858)           (81,234)          (385,339)
    Acquisition of patents                                                  (105,213)          (299,992)        (1,180,767)
                                                                        ------------       ------------       ------------

               Net cash used in investing activities                        (106,071)          (381,226)        (1,566,106)
                                                                        ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                        --                 --          2,457,254
    Internal gain on sale of securities                                           --                 --            157,520
    Proceeds from convertible notes                                          190,000                 --          6,704,000
    Proceeds from notes payable                                                   --                 --            388,508
    Payments on notes payable                                                     --             (2,645)          (175,127)
                                                                        ------------       ------------       ------------

               Net cash provided by (used) in financing activities           190,000             (2,645)         9,532,155
                                                                        ------------       ------------       ------------

    Net increase in cash                                                    (325,623)             1,902             41,714

    Cash, beginning                                                          367,337             44,591                 --
                                                                        ------------       ------------       ------------

    Cash, ending                                                        $     41,714       $     46,493       $     41,714
                                                                        ============       ============       ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest expense paid                                               $         --       $         --       $    339,927
                                                                        ============       ============       ============
    Income taxes paid                                                   $         --       $         --       $         --
                                                                        ============       ============       ============

NON-CASH FINANCING AND INVESTING ACTIVITIES:

    Common stock issued in exchange for
        professional fees and expenses                                  $     60,000       $         --       $    291,340
    Contributed expenses                                                $      3,332       $      3,357       $     63,623
    Common stock issued for a loan payable                              $         --       $         --       $    213,381
    Common stock issued for notes receivable                            $         --       $         --       $    246,619
    Common stock returned in payment of
        notes and interest receivable                                   $         --       $         --       $    240,568
    Warrants and options issued for services and accrued expenses       $    672,600       $    266,700       $  1,342,789
    Common stock issued on cashless exercise of warrants                $         --       $      7,800       $     15,011
    Accrued interest paid by convertible debt                           $    280,325       $    575,755       $  2,212,668
    Common stock issued for convertible debt                            $         --       $  2,160,435       $  2,867,591

         See accompanying condensed notes to the financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
================================================================================

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

For the nine months ended September 30, 2005, the Company incurred a net loss of $1,910,219 and had an accumulated deficit during the development stage of $13,052,315. The Company has limited funds for research and development costs and operations and it does not have a source of revenues to continue its operations, research and development costs or to service its debt at maturity. For the twelve-month period subsequent to September 30, 2005, the Company anticipates that its minimum operating cash requirements to continue as a going concern will be less than $2,500,000. The future of the Company is dependent upon securing additional debt or equity funding and future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system. Management's goal is to forge a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, future cash requirements may be met through licensing fees and royalties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004. In the opinion of management, the unaudited interim financial

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
================================================================================

statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
================================================================================

The following is a summary of property, equipment and accumulated depreciation at September 30, 2005 and December 31, 2004:

                                                   September 30,    December 31,
                                                     ---------       ---------
                                                        2005            2004
                                                        Cost            Cost
                                                     ---------       ---------
      Lab equipment                                  $  31,891       $  31,891
      Office equipment                                  13,777          12,918
      Furniture and fixtures                            22,539          22,539
      Clean room                                       271,786         271,786
                                                     ---------       ---------
           Total assets                                339,993         339,134
      Less accumulated depreciation                    (40,101)        (24,033)
                                                     ---------       ---------
           Net fixed assets                          $ 299,892       $ 315,101
                                                     =========       =========

Depreciation and amortization expense for the nine months ended September 30, 2005 and 2004 were $75,981 and $91,959 respectively.

NOTE 4 - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 20,000,000 shares of non-assessable $0.001 par value preferred stock. As of September 30, 2005, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 200,000,000 shares of non-assessable $0.001 par value common stock. Each share of stock is entitled to one vote at the annual shareholders' meeting. The Company issued 315,789 shares of common stock for services for $60,000.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
================================================================================

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
================================================================================

Following is a summary of the status of the options during the periods ended September 30, 2005 and December 31, 2004:

                                                                                Weighted
                                                                             Average Exercise
                                                          Number of Shares        Price
                                                            ----------          ----------
Outstanding at January 1, 2004                               6,087,953          $     0.16
Granted                                                        270,000                0.16
Exercised                                                           --                  --
Forfeited                                                           --                  --
                                                            ----------          ----------
Outstanding at December 31, 2004                             6,357,953                0.16
Granted                                                      4,025,000                0.16
Exercised                                                           --                  --
Rescinded                                                           --                  --
                                                            ----------          ----------
Options outstanding at September 30, 2005                   10,382,953          $     0.16
                                                            ==========          ==========
Options exercisable at September 30, 2005                    9,016,287          $     0.16
                                                            ==========          ==========
Weighted average fair value of options granted in 2005                          $     0.11
                                                                                ==========

Warrants

During 2005, the Company granted warrants to purchase up to 260,000 shares of common stock at an exercise price of $0.20 per share for services. Subject to the terms of such warrants, the warrants are presently exercisable, and expire February 24, 2015 through August 24, 2015. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price at $0.20; risk free interest rate of 4% to 5%; expected life of ten years; and expected volatility of 63% to 92% with no dividends expected to be paid. The Company recorded $41,900 for the value of these warrants based upon these Black Scholes assumptions.


NOTE 6- CONCENTRATIONS

Bank Accounts and investments

The Company maintains cash in a money market account at a bank in California. The funds on deposit are not insured by the FDIC and, therefore, a total of $41,714 is at risk on September 30, 2005.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
================================================================================

NOTE 7- COMMITMENTS AND CONTINGENCIES

During the first quarter of 2005, the Company entered into an agreement with a consultant whereby the consultant will utilize its established process and reasonable commercial efforts to secure a commercial relationship with potential candidates. This commercial relationship may include the license or transfer of intellectual property, product rights, manufacturing rights, patents, or development assistance. A fee will be paid to the consultant in the amount of $5,000 per month for services provided between January 1, 2005 and Septmber 30, 2005 upon the company receiving funding either in the form of a licensing agreement or equity or dept financing. Additionally, the consultant will be reimbursed for reasonable out-of-pocket costs.. A success fee is included in the agreement if the Company enters into a commercial relationship within eighteen months from the termination of the agreement with a candidate brought to the Company by the consultant.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to September 30, 2005, the Company received $50,000 from related parties for convertible notes due September 30, 2009. These notes bear interest at 12% per annum and are convertible at nine cents per share of common stock

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

      The Company had $41,714 in cash and cash equivalents as of September 30, 2005. Management anticipates that current funds will enable the Company to continue operations through October 2005. This amount of cash is inadequate to meet the Company's projected minimum cash requirements for full operations for the next 12 months of approximately $2,500,000. The Company does not have a source of revenues to continue its operations, or research and development costs beyond the current available funds. In order to meet the foregoing cash requirements, the Company will have to raise funds through the issuance for cash of common or preferred stock, convertible debt or loans. There is no assurance, however, that the Company will be able to raise sufficient capital to meet its cash requirements for the next 12 months, in which case the Company would undertake to adjust its operations including the significant reduction of research and development costs.

      The Company has initiated reductions of general and administrative expenses, and certain research and development activities. Management is monitoring the Company's funds and considering financing alternatives with the Company's directors.

      In terms of the Company's long-term convertible debt, as of September 30, 2005, the approximate principal balance of $4,242,625, $974,912 and $191,184 matures on September 1, 2006, September 30, 2007 and September 30, 2009, respectively. If before this convertible debt would be repaid the market price of the Company common stock is at least $0.75 per share for 20 consecutive trading days, then the Company may also cause the mandatory conversion of such debt into shares of Company common stock at a conversion price of $0.25 per share. Additionally, the Company owes $7,017 to one noteholder whose convertible pay-in-kind note matured on September 30, 2004. The Company has attempted unsuccessfully to locate this noteholder.

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

      2. Commencement and completion of our FDA approved Phase I clinical trial at Georgetown University Medical Center;

      3. Initiation of US clinical trials in a selected autoimmune skin disease.

      4.    The  Company  has  decided  not  to  pursue   treatment  of  corneal
            transplant rejection;

      5.    Evaluation of possible merger, acquisition or sale candidates; and

      6.    Evaluation of appropriate financing opportunities.

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

      In general, we have a history of operating losses and have not generated any revenue. As of September 30, 2005 we had an accumulated deficit of approximately $13,052,315. Since we or potential collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain.

      The Company has no expected purchases or sales of significant equipment and there are no expected significant changes in the number of employees of the Company.

RESULTS OF OPERATIONS - Nine months ended September 30, 2005 and 2004.

      The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

LIQUIDITY AND CAPITAL RESOURCES.

      To date, we have financed our operations through private placements of equity and convertible debt securities. The Company had approximately $41,714 in cash and cash equivalents as of September 30, 2005 and had issued and outstanding 54,348,346 shares of its Common Stock.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO 2004.

      For the three months ended September 30, 2005, the Company realized a net loss of $476,191 compared to a net loss of $506,871 for the three months ended September 30, 2004. The Company had decreases in expenses over the three months ended September 30, 2004, consisting primarily of the following: decreased research and development expenses of $47,028, decreased promotional fees of $22,221, decreased professional fees of $19,151, decreased insurance of $8,055, decreased rent of $21,798, decreased travel and entertainment of $5,720, decreased general and administrative expenses of $8,204 and decreased interest and dividend income of $3,486, and increased interest expense of $22,869, net of increased business development expenses of $76,000.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO 2004

      For the nine months ended September 30, 2005, the Company realized a net loss of $1,910,219 compared to a net loss of $1,929,752 for the nine months ended September 30, 2004. The Company had decreases in expenses over the nine months ended September 30, 2004, consisting primarily of the following: decreased research and development expenses in the amount of $198,732, decreased promotional fees of $27,466, decreased professional fees of $17,871, decreased depreciation and amortization of $15,798, decreased administrative salaries and benefits of $6,976, decreased insurance of $24,168, deceased shareholder and transfer fees of $9,306, decreased rent of $63,763, decreased travel and entertainment of $15,320 decreased general and administrative expenses of $13,804, decreased interest and dividend income of $12,109, net of increased business development expenses of $76,000, decreased interest expense of $136,503 and increased stock option and warrant vesting of $418,000.

ITEM 3. CONTROLS AND PROCEDURES

      In accordance with Item 307 of Regulation S-B promulgated under the Securities Act of 1933, as amended, and as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Chief Executive Officer and Chief Financial Officer of the Company (the "Certifying Officers") have conducted evaluations of the Company's disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Company's disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective in causing information to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and communicated to management of the Company to allow timely decisions regarding the Company's public disclosures. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers executed an Officer's Certification included in this Quarterly Report on Form 10-QSB.

      As of the date of this Quarterly Report on Form 10-QSB, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the Certifying Officers' evaluation.


PART II
ITEM 2. (a)   CHANGES IN SECURITIES

During the quarter ended September 30, 2005, the Board of Directors approved the issuance of additional convertible debt and convertible notes, respectively, in payment of accrued and unpaid interest (in lieu of cash payments) as of September 30, 2005, for the Company's Subordinated Convertible Pay-In-Kind Notes due September 1, 2006, and the Subordinated Convertible Pay-In-Kind Notes due September 30, 2007.

Prior to and subsequent to the quarter ended September 30, 2005, the Company sold in a private placement to director Richard P. Kiphart and Cheif Executive Officer, Edmond Buccellato , the Company's 2005 Subordinated Convertible Pay-In-Kind Notes due September 30, 2009 ("2005 Convertible Notes Due 2009"), in the principal amount of $195,000 as of November 8, 2005. The 2005 Convertible Notes Due 2009 bear interest at the rate of 12% per annum payable semi-annually in cash or additional 2005 Convertible Notes Due 2009. This debt is convertible into shares of Company common stock at a conversion price equal to $$0.09 to $
0.105  per  share,  subject  to  certain  anti-dilution  provisions.   The  2005
Convertible Notes Due 2009 are to be paid ratably with the Company's 2002 Subordinated Convertible Pay-In-Kind Notes due September 1, 2006, and the 2003
Subordinated Convertible Pay-In-Kind Notes due September 30, 2007. The holders of the 2005 Convertible Notes Due 2009 are entitled to certain piggyback registration rights. The Company offered the 2005 Convertible Notes Due 2009 pursuant to Section 4(2) of the Securities Act of 1933, as amended. The proceeds from the placement of 2005 Convertible Notes Due 2009 has been and will be used for Company working capital purposes. The Company also issued 315,789 shares of common stock, with restrictive legend, to Mr. Paul Hopper for services rendered as Director of Business Development during the period of March 15, 2005 through August 15, 2005. Such shares were calculated based on in-kind services at $10,000 per month and a contractual value of $0.19 per share of common stock.

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



      (b)   Reports on Form 8-K

            The Registrant filed no reports on Form 8-K during the quarter ended September 30, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized as of November 10, 2005.

                                       Advanced Biotherapy, Inc.
                                       (Registrant)


By: /s/Edmond F. Buccellato            By: /s/ William M. Finkelstein
    ---------------------------            -----------------------------------
    Edmond F. Buccellato                   William M. Finkelstein
    President and CEO                      Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit     Description
-------     -----------

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