Form 10KSB
period 2005-12-31
ADVANCED BIOTHERAPY INC
filed 2006-04-14
CIK 791833

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                     ---------------------------------------

                                   Form 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934

                         Commission file number 0-26323

                     ---------------------------------------

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

      Check  whether  the Issuer (1) filed all  reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO|_|

      Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State Issuer's revenues for its most recent fiscal year.

      December 31, 2005: $-0-

      The aggregate market value of Registrant's common stock held by non-affiliates computed by reference to the closing price of such stock on February 28, 2006, was $3,755,247, which market value excludes 12,623,383 shares of common stock held by directors, executive officers and stockholders whose beneficial ownership exceeds ten percent (10%) of the shares outstanding on February 28, 2006.

      As of February 28, 2006, the Registrant had outstanding 54,348,346 shares of common stock.

Documents Incorporated by Reference:

None.

ITEM 1. BUSINESS

GENERAL INTRODUCTION

      Advanced Biotherapy, Inc. is a corporation organized and existing under the laws of the State of Delaware, headquartered in Woodland Hills, California with laboratories in Columbia, Maryland.

      The  Company  has  demonstrated   the   effectiveness  of  its  pioneering
scientific strategy in the use of therapeutic antibodies by conducting investigational clinical trials treating patients suffering from AIDS, multiple sclerosis, rheumatoid arthritis, corneal transplant rejection, uveitis and certain autoimmune skin conditions, including psoriasis, and alopecia, all Th1 mediated autoimmune diseases which appear to have the same proinflammatory Th-1 activity. To date, our activities have consisted primarily of research, development and non-United States investigational human clinical trials. Such activities have resulted in accumulated losses at December 31, 2005.

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

      On December 25, 2001, the Company was issued United States Patent No. 6,333,032 for the use of interferon-gamma antibodies as a monotherapy to treat five diseases of autoimmune etiology: Multiple Sclerosis, Rheumatoid Arthritis, Juvenile Rheumatoid Arthritis, Psoriatic Arthritis and Ankylosing Spondylitis. The Company's patented treatment also uses various methods to neutralize or block specific combinations of cytokines and their receptors. In addition, the Company was issued United States Patent No. 6,534,059 covering the use of interferon gamma antibodies for treatment of corneal transplant rejection. On March 8, 2005, the Company was issued United States Patent No. 6,863,890 for use of antibodies to Tumor Necrosis Factor-alpha (TNF-a), Interferon-Gamma (IFN-g) and Interferon-alpha (IFN-a) for the treatment of AIDS. On March 1, 2005, the Company was issued United States Patent No. 6,861,056 for use of antibodies to IFN-g and standard therapy for treatment of uveitis. The Company also has been issued United States Patent Nos. 5,626,843, 5,888,511, 6,846,486 and Australia Patent No. 730498. In addition, the Company has nineteen United States utility patents pending filed between December 22, 1997, and March 1, 2005. The Company also has two applications pending in Europe and Canada, respectively, as well as a pending application in each of Japan, Hong Kong and Australia. The Company has four PCT applications pending.

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

      To date, the Company's activities have consisted primarily of research, development and human clinical testing. Such activities have resulted in accumulated deficit of $13,300,448 at December 31, 2005. The Company anticipates that it will incur substantial losses in the foreseeable future as a result of its continued product development. There are no assurances that the Company will be successful in completing its product development, receive FDA approval, implement manufacturing operations and commercially market its development stage products.

BUSINESS OBJECTIVE

      The Company had $22,068 in cash and investments as of December 31, 2005. Management anticipates that current funds will enable the Company to continue operations through April, 2006. This amount of cash is inadequate to meet the Company's projected minimum cash requirements for full operations for the next 12 months. The Company does not have a source of revenue to continue its operations, or research and development costs beyond the current available funds. In order to meet the foregoing cash requirements, the Company will have to raise funds through the issuance for cash of common or preferred stock, convertible debt or loans. There is no assurance, however, that the Company will be able to raise sufficient capital to meet is cash requirements for the next 12 months. Unless and until the Company raises additional capital, of which there can be no assurances, the Company plans to reduce its operations as discussed in
Item 6. Managements Discussion and Analysis of Financial Condition and Results of Operations (Overview).

      The Company's business development plan for 2006, subject to raising additional capital, principally focuses on the following five specific elements:

      1.    Evaluation of possible merger, acquisition or sale candidates;
      2.    Evaluation of financing alternatives and opportunities;
      3. Research and development as well as licensing agreements with selected pharmaceutical companies seeking opportunities related to our patented scientific approaches;
      4. Continuation of our FDA approved Phase I clinical trial at Georgetown University Medical Center; and
      5. Initiation of US clinical trials in a selected autoimmune skin disease.

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

      Subject to the Company's capital needs, the Company is in the process of manufacturing an antibody to interferon gamma at its laboratory facility in Columbia, Maryland. The Company previously signed a cross-licensing agreement with Innogenetics NV that would have enabled the two companies to combine Innogenetics' patented humanized antibody to interferon gamma (known as INNO
202) and the Company's intellectual property in the field of various immune diseases involving interferon-gamma. By granting access to their respective intellectual property, the Company believed that the agreement would have provided a joint position to attract interested third parties when negotiating mutually relevant development and commercial license agreements. Such agreement was terminated by the Company on March 27, 2005.

      The amount spent on research and development by the Company for the fiscal years ended December 31, 2005, 2004 and 2003 was $277,617, $557,807 and
$488,141, respectively.

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

CLINICAL STUDIES / FDA APPROVED PHASE 1 TRIALS

      During 2004, the Company sponsored a Phase I FDA-approved clinical trial at the Georgetown University Medical Center. The study is designed to investigate the clinical effect of treating AIDS patients, who have become resistant to highly active antiretroviral therapy (HAART), with an inhibitor to TNF-alpha. This study is intended to test the safety and possibly show a clinical effect of this inhibitor aimed at helping restore normal immune system function in AIDS patients with advanced disease. While normal production of TNF-alpha helps the immune system fight disease, its overproduction may have the contrary effect of promoting not only greater viral replication in AIDS patients, but also a number of mental and physical disorders associated with immune system breakdown. A complex cellular relationship referred to as the cytokine "network" or "cascade" is responsible for helping the immune system communicate and direct responses against viruses, bacteria, fungi and tumors. HIV appears to disrupt the normal balance of this network. Restoring the functioning of this network may improve the ability of a patient's immune system to fight the AIDS virus. We believe that the greatest challenge faced today by clinicians to treat HIV is the management of patients who have developed virologic failure and metabolic complications of anti-HIV treatment. Although treatment failure can occur because of non-compliance, drug discontinuation, lack of drug potency or inadequate drug plasma concentration, drug resistance remains the single most important reason for virological failure. More than 50% of patients have detectable plasma HIV RNA despite being on combination highly-active antiretroviral therapy. Subject to raising capital and its capital needs, the Company plans future studies that will also test a combination of inhibitors including this and other overproduced cytokines that may play a part in this breakdown in AIDS patients in virologic failure.

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

DRUG PRODUCT DEVELOPMENT

      Subject to the Company's capital requirements, the Company intends to co-develop product development and manufacturing and has identified several companies that have suitable facilities for manufacturing large quantities of antibodies. We are also considering the out-licensing of certain indications protected under our patents.

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

      The third step that is necessary prior to marketing a new drug is the New Drug Application (NDA) submission andapproval for an injectable product that is administered directly to a patient. In this step, all the information generated by the clinical trials will be reviewed and if successful, the drug will be approved for marketing.

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

PATENT STATUS AND PROTECTION OF PROPRIETARY TECHNOLOGY

      On March 8, 2005, the Company was issued United States Patent No. 6,863,890 for use of antibodies to Tumor Necrosis Factor-alpha (TNF-a), Interferon-Gamma (IFN-g) and Interferon-alpha (IFN-a) for the treatment of AIDS. On March 1, 2005, the Company was issued United States Patent No. 6,861,056 for use of antibodies to IFN-g and standard therapy for treatment of uveitis. The Company has been issued United States Patent No. 6,333,032 for the use of interferon-gamma (IFN-gamma) antibodies as a monotherapy to treat five diseases of autoimmune etiology: Multiple Sclerosis, Rheumatoid Arthritis, Juvenile Rheumatoid Arthritis, Psoriatic Arthritis and Ankylosing Spondylitis. Management believes that these patents are a critical milestone for the Company. The Company believes that these patents give the Company patent protection for a new anti-cytokine approach to treating different autoimmune diseases. The Company's patented treatment also uses various methods to neutralize or block specific combinations of cytokines and their receptors. In addition, the Company was issued United States Patent No. 6,534,059 covering the use of interferon gamma antibodies for treatment of corneal transplant rejection. The Company also has been issued United States Patent Nos. 5,626,843, 5,888,511, 6,846,486 and Australia Patent No. 730498. The Company also has nineteen United States utility patents pending filed between December 22, 1997, and March 1, 2005. The Company also has two applications pending in Europe and Canada, respectively, as well as a pending application in each of Japan, Hong Kong and Australia. The Company has four PCT applications pending. The ultimate degree of patent protection that will be afforded to biotechnology products and processes, including ours, in the United States and other markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. There is no certainty that our existing patents, or others, if obtained, will afford us substantial protection or commercial benefit.

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

UNCERTAINTIES ASSOCIATED WITH RESEARCH AND DEVELOPMENT ACTIVITIES

      Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Subject to raising additional capital to meet its cash requirements for full operations for the 12-month period ending December 31, 2006, the Company plans to reduce product development efforts while continuing to seek additional financing. There can be no assurance that the Company would be able to secure any necessary additional financing or that such financing would be available on favorable terms.

MARKETING

      If the Company were able to obtain FDA approval of its products currently in development, it intends to market the same through collaborative relationships with other companies. It is the Company's intention that joint venture partners will be selected on the basis of experience and the degree of financial success they exhibit in the industry. There are no assurances that the Company will obtain FDA approval for its products, and there are no assurances that the Company will be successful in entering into agreements with established multinational companies.

FORWARD-LOOKING STATEMENTS

      This Annual Report and other documents we file with the Securities and Exchange Commission ("SEC") contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management's assumptions. All statements other than statements of historical facts are forward-looking statements, including any statements of the plans and objectives of management for future operations, any statements concerning proposed new product candidates and prospects for regulatory approval, any projections of revenue earnings or other financial items, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," "could" "expect," "project," "intend," "plan," "believe," "seek," "should," "may," "assume," "continue," variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We caution you that our performance and results could differ materially from what is expressed, implied, or forecast by our forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and the Company's stock price may be affected by a number of factors, including, without limitation: (i) availability of capital for research and development; (ii) availability of capital for clinical trials; (iii) opportunities for joint ventures and corporate partnering; (iv) opportunities for mergers and acquisitions to expand the Company's biotechnology base or acquire revenue generating products; (v) regulatory approvals of preclinical and clinical trials; (vi) the results of preclinical and clinical trials, if any; (vii) regulatory approvals of product candidates, new indications and manufacturing facilities; (viii) health care guidelines and policies relating to prospective Company products; (ix) intellectual property matters (patents); and (x) competition. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1. Business," and all subsections therein, including, without limitation, the subsections entitled, Technical Background, Government Regulation, Federal Drug Administration Regulation, Competition and Factors That May Affect the Company, and the section entitled "Market for Registrant's Common Stock and Related Stockholder Matters," all contained in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission.

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

      We have a history of operating losses and have a need for additional financing. For the fiscal year ended December 31, 2005, we realized a net loss of $2,158,352 and expect such losses to continue for the foreseeable future. The Company anticipates that its minimum cash requirements for the next twelve months will be approximately $6,400,000, including payment of the current portion of convertible notes payable due June 1, 2006, in the amount of $4,490,485 and other notes due June 1, 2006 in the principal amount of $188,000. The Company's long-term convertible debt as of December 31, 2005 that matures on June 30, 2006, September 30, 2007 and September 30, 2009 is approximately $4,490,485, $1,033,883 and $252,251, respectively. If the Company is unable to repay its convertible notes and other notes payable, or is unable to make satisfactory arrangements with the holders of its convertible notes and other notes payable to defer payment, then upon the expiration of the applicable cure period, the Company will be in payment default. We have been required to curtail operations substantially. We are seeking to obtain additional funds through public and private equity and debt financings, collaborative or other arrangements with corporate partners, acquisitions or mergers with companies with strong capital positions or cash flow from product sales or from other sources. There is no assurance that we will be able to obtain additional capital if required, or if capital is available, to obtain it on terms favorable to us. We may suffer from a lack of liquidity in the future that could impair our research and development efforts and adversely affect our results of operations.

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

      Our Outstanding Convertible Promissory Notes Leverage Us Considerably. As a result of issuing our convertible subordinated notes due June 1, 2006 and our convertible subordinated notes due September 30, 2007 and convertible subordinated notes due September 30, 2009, we have incurred long-term indebtedness of approximately $5,776,619 as of December 31, 2005, excluding the $127,631 owed to a director/officer. The degree to which we are leveraged could harm our ability to obtain future financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

EXECUTIVE OFFICES

      Our executive offices are located at 6355 Topanga Canyon Boulevard, Woodland Hills, California 91367, and our telephone number is (818) 883-6716.

ITEM 2. DESCRIPTION OF PROPERTY

      During 2005, the Company paid no rent for the use of approximately 3,500 square feet of commercial building space of a firm, New Horizons Diagnostics, that is partially owned by director Lawrence Loomis. During 2005, the Company paid an average of $1700 per month (aggregate $20,400) in rent for the use of office space and facilities on a month-to-month basis from a firm owned by Edmond F. Buccellato. No formal agreement memorializes these month-to-month arrangements. The Company's laboratory is used to evaluate and manufacture limited supplies of antibodies for possible U.S. and foreign clinical trial purposes.

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

      The Company did not hold its annual meeting of stockholders for 2005 for financial reasons.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is quoted on the Over-The-Counter Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "ADVB." The table below shows the high and low bid quotations of the Company's Common Stock during each of the four quarters of the 2005 and 2004 calendar years, and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotation information has been obtained from Commodity Systems, Inc., available through Yahoo! Finance.

           2005 Fiscal Quarter Ended:             High Bid            Low Bid
           March 31                                $0.19               $0.17
           June 30                                 $0.21               $0.20
           September 30                            $0.20               $0.18
           December 31                             $0.16               $0.13

           2004 Fiscal Quarter Ended:             High Bid            Low Bid
           March 31                                $0.48               $0.32
           June 30                                 $0.44               $0.22
           September 30                            $0.29               $0.15
           December 31                             $0.38               $0.15


      As of February 28, 2006, the Company had approximately 1393 holders of record of its Common Stock. This number does not include those beneficial owners whose securities are held by brokers or in street name. The total number of record and beneficial stockholders is estimated to be more than 3300.

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

OVERVIEW

      The Company had $22,068 in cash and investments as of December 31, 2005. Management anticipates that current funds will enable the Company to continue severely restricted operations through April 2006. This amount of cash is inadequate to meet the Company's projected minimum cash requirements for full operations for the next 12 months of approximately $6,400,000, including payment of the current portion of convertible notes payable due June 1, 2006 in the amount of $4,490,485 and other notes due June 1, 2006, in the principal amount of $188,000. If the Company is unable to repay its convertible debt and other notes payable, or is unable to make satisfactory arrangements with the holders of its convertible notes and other notes payable to defer payment, then upon the expiration of the applicable cure period, the Company will be in payment default.

      The Company does not have a source of revenues to continue its operations, or research and development costs beyond the current available funds. In order to meet the foregoing cash requirements, the Company will have to raise funds through the issuance for cash of common or preferred stock, convertible debt or loans. There is no assurance, however, that the Company will be able to raise sufficient capital to meet its cash requirements for the next three months.

      The Company has initiated reductions in certain research and development projects and plans to postpone certain patent applications and other patent matters. Management is monitoring the Company's funds and considering financing alternatives with the Company's directors. In order to conserve resources, management may consider delaying or discontinuing the filing of the Company's periodic reports to the Securities and Exchange Commission.

      In terms of the Company's long-term convertible debt, as of December 31, 2005, the approximate principal balance of $4,490,485, $1,033,883 and $252,251 matures on June 1, 2006, September 30, 2007 and September 30, 2009,
respectively. Additionally, the Company owes $7,400 to one noteholder whose convertible pay-in-kind note matured on September 30, 2004. The Company has attempted unsuccessfully to locate this noteholder. If before this long-term convertible debt would be repaid the market price of the Company common stock is at least $0.75 per share for 20 consecutive trading days, then the Company may also cause the mandatory conversion of such debt into shares of Company common stock at a conversion price of $0.25 per share.

      The Company's business development plan for 2006, subject to raising additional capital, principally focuses on the following five specific elements:

      1.    Evaluation of possible merger, acquisition or sale candidates;
      2.    Evaluation of financing alternatives and opportunities;
      3. Research and development as well as licensing agreements with selected pharmaceutical companies seeking opportunities related to our patented scientific approaches;
      4. Continuation of our FDA approved Phase I clinical trial at Georgetown University Medical Center; and
      5. Initiation of US clinical trials in a selected autoimmune skin disease.

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

      In general, we have a history of operating losses and have not generated any revenue. As of December 31, 2005, we had an accumulated deficit of approximately $13,300,448. Subject to raising capital and making satisfactory arrangements with the holders of convertible notes that are due on June 1, 2006, over the next several months, we expect to incur substantial additional expenses as we continue to identify and develop potential products and invest in research. Since we or potential collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain.

      The Company has no expected purchases or sales of significant equipment and there are no expected significant changes in the number of employees of the Company.

      As of January 1, 2005, the Company entered into an agreement with Paul Hopper, now a member of the Board of Directors, whereby the consultant utilized his business development efforts and reasonable commercial efforts to secure a commercial relationship with potential candidates. The agreement contemplated that this commercial relationship would include the license or transfer of intellectual property, product rights, manufacturing rights, patents, or
development   assistance.   The  agreement  was  for  nine  months,  subject  to
termination after the initial 90 days. Such agreement was terminated on approximately June 30, 2005. The payment of fees to Mr. Hopper was made in the form of 315,789 shares of common stock, with restrictive legend. A success fee is included in the agreement if the Company enters into a commercial relationship within 18 months from the termination of the agreement, with a candidate introduced to the Company by Mr. Hopper.

      Subsequent to the financial statements the Company entered into consulting agreements with two Director/Shareholders whereby the consultants will utilize their established process and reasonable commercial efforts to secure a commercial relationship with potential candidates. This commercial relationship may include the license or transfer of intellectual property, product rights, manufacturing rights, patents, or development assistance. A fee will be paid to the consultants in the amount of $5,000 per month for services provided between January 1, 2006 and June 30, 2006, in the form of common stock priced at $0.10 per share. A success fee is included in the agreement if the Company enters into a commercial relationship.

      Subsequent to the financial statements, two directors, one of whom is an officer, loaned the Company a cumulative amount of $125,000 in the form of term notes, due and payable on June 30, 2006 bearing interest at the rate of 12% per year. The Company was also loaned $35,000 by two non-insider stockholders under the same terms and conditions.

RESULTS OF OPERATIONS - Years ended December 31, 2005 and 2004.

      The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

LIQUIDITY AND CAPITAL RESOURCES.

      To date, we have financed our operations through private placements of equity and convertible debt securities. The Company had $22,068 in cash and cash equivalents as of December 31, 2005 and had issued and outstanding 54,348,346 shares of its Common Stock.

FISCAL 2005 COMPARED TO FISCAL 2004

      For the year ended December 31, 2005, the Company realized a net loss of $2,158,352 compared to a net loss of $2,440,695 for the year ended December 31, 2004. The Company had decreases in expenses over the year ended December 31, 2004, consisting primarily of the following: decreased research and development expenses in the amount of $280,190, decreased promotional fees of $27,422, decreased professional fees of $21,363, decreased depreciation and amortization of $17,597, decreased administrative salaries and benefits of $26,051, decreased insurance of $23,816, deceased shareholder relations fees and transfer fees of $27,373, decreased rent of $71,161, decreased travel and entertainment of $31,344 decreased general and administrative expenses of $28,287, decreased interest and dividend income of $13,759, increase of business development expenses of $81,500, increased vesting of options of $377,500, increased directors' fees of $56,673, increased loss on abandonment of patents of $13,971, decreased interest expense of $118,865, increase of gain on forgiveness of debt of $145,400, and increased stock option and warrant vesting of 377,500.

ITEM 7. FINANCIAL STATEMENTS

      The financial statements are included herewith and incorporated herein by reference beginning with Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no disagreements with the Company's accountants, Williams & Webster P.C., on accounting and financial disclosures during the Company's two most recent fiscal years, i.e. January 1, 2004, through December 31, 2005, and through the date hereof.

ITEM 8A. CONTROLS AND PROCEDURES

      In accordance with Item 307 of Regulation S-B promulgated under the Securities Act of 1933, as amended, as of December 31, 2005, the Chief Executive Officer and Chief Financial Officer of the Company (the "Certifying Officers") have conducted evaluations of the Company's disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Company's disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective in causing information to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and communicated to management of the Company to allow timely decisions regarding the Company's public disclosures. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers executed an Officer's Certification included in this Annual Report on Form 10-KSB.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The following table sets forth the names and nature of all positions and offices held by all directors and executive officers of the Company as of February 28, 2006, and the period or periods during which each such director or executive officer served in his or her respective positions.

              Name                  Age     Position Held                                       Director Since
Simon Skurkovich, M.D.               83     Chairman Emeritus, Director, and                    November, 1985
                                                Director of Research and
                                                Development
Edmond F. Buccellato                 60     Chairman of the Board, President and Chief          November, 1995
                                            Executive Officer, Director (3)
Thomas J. Pernice                    43     Treasurer and Secretary, Director (2)               April, 2001
William M. Finkelstein               46     Chief Financial Officer (non-director)              April, 2001
Lawrence Loomis                      63     Director (2)(3)                                     December, 1986
Boris Skurkovich, M.D.               51     Director (2)(4)                                     December, 1986
Richard P. Kiphart                   64     Director (1)(2)(3)(4)                               June, 2002
Joseph A. Bellanti, M.D.             71     Director                                            October, 2003
Keith Gregg                          42     Director (1)                                        November, 2005
Paul Hopper                          49     Director (1)                                        November, 2005

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

      Keith Gregg - Mr. Gregg is the Managing Partner of BioPharm Development Group, LLC, a retained, global corporate strategy, business development and licensing firm. He has over 20 years of business development, marketing and corporate strategy experience in high growth life science and healthcare companies. Mr. Gregg has held various positions of increasing responsibility at Praxis Biologics, Molecular Oncology, NABI/Univax Biologics, and FARO Pharmaceuticals, Inc. His responsibilities have included corporate development, business development and licensing, government liaison, corporate promotion, product management and launches, financing, and mergers. Mr. Gregg is an active member on several public and private company/foundation boards. Mr. Gregg received his MBA from the University of Maryland and a BS in Biomedical Engineering from Vanderbilt University. Mr. Gregg has completed post-graduate business strategy work at the Wharton School of Business and Mr. Gregg is a guest lecturer at several U.S. business schools in the area of entrepreneurship and licensing.

      Paul Hopper - Mr. Hopper is acting director of business development, chairman of the board of directors of Innovate Oncology, Inc. and former CEO of Australian Cancer Technology. Mr. Hopper has extensive international business development and M&A biotech experience, including the in-licensing of RP-101 a highly promising pancreatic chemoresistance compound undergoing Phase 2 trials in Germany. He initiated a Phase IIb prostate cancer vaccine trial in Melbourne Australia during 2004 and also acquired Galenica Pharmaceuticals, whose lead product; GPI-100 is an immune potentiator, or adjuvant, and a key component of a small cell lung cancer vaccine. Mr. Hopper holds a BA in Political Science.

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

      William M. Finkelstein - Since April, 2001, Mr. Finkelstein has served as Chief Financial Officer. For the past eleven years, he has been a shareholder of Buccellato & Finkelstein, Inc., a public accountancy firm. Mr. Finkelstein received his undergraduate degree in Accounting from the University of Houston and became licensed as a certified public accountant in 1984. He is a member of the American Institute of Certified Public Accountants, and the California Society of Certified Public Accountants.

AUDIT COMMITTEE

      Keith Gregg, Paul Hopper and Richard Kiphart serve on the Company's Audit Committee. Although the Company's securities are not quoted on Nasdaq, the Company has elected to apply the Nasdaq Marketplace Rules regarding the definition of "independence" for the members of the Audit Committee. Under the Nasdaq Marketplace Rules, directors Keith Gregg, Paul Hopper and Richard Kiphart qualify as "independent." Based upon current Nasdaq Marketplace Rules, Keith
Gregg, Paul Hopper and Richard P. Kiphart have financial sophistication, although none of the committee members may currently qualify as a "financial expert" for purposes of SEC rules, adopted pursuant to the Sarbanes-Oxley Act of 2002. Since the Company is a development stage company, the Board of Directors believes that the current members of the Audit Committee have sufficient knowledge of financial statement preparation, analysis and evaluation even if none of them qualify as a "financial expert."

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      All directors filed Form 5's regarding grants of stock options (some pending stockholder approval), which transactions otherwise were not timely reported.

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

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth the compensation paid by the Company since January 1, 2003 through December 31, 2005, for the Chief Executive Officer of the Company and the Company's other executive officers who were compensated during the year ended December 31, 2005 (the "Named Executive Officers"):

                           Summary Compensation Table

                                                            Other       Restricted    Securities
                                                            Annual        Stock       Underlying       LTIP       All Other
Name and Principal        Year     Salary      Bonus     Compensation    Award(s)    Options/SARs    Payouts    Compensation
Position                  ($)       ($)         ($)          ($)           ($)            (#)          ($)           ($)
                          ----   ---------   ---------   ------------   ----------   ------------   ---------   ------------
Edmond F. Buccellato      2005   $ 144,000   $       0   $          0   $        0              0   $       0   $          0
Chief Executive Officer   2004   $ 176,000   $       0   $      4,500   $        0         25,000   $       0   $          0
  (1)(2)(3)(5)            2003   $ 180,000   $       0   $     10,500   $        0      1,530,000   $       0   $          0

Simon Skurkovich          2005   $  49,500   $       0   $          0   $        0              0   $       0   $          0
Chairman Emeritus,        2004   $ 175,500   $       0   $      4,500   $        0         25,000   $       0   $          0
Director of Research &    2003   $ 180,000   $       0   $     10,500   $        0        450,000   $       0   $          0
Development (1)(2)(4)(5)

------------------------------------

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

(3) During March, 2003, the Company granted Mr. Buccellato options to purchase 1,500,000 shares at an exercise price of $0.16 per share, which options vest in three equal annual installments commencing February 7, 2004. These options were granted in part to replace the amount of stock bonus plan shares which the Company repurchased from Mr. Buccellato in February 2003 in order to enable the Company to comply with the Sarbanes-Oxley Act, which prohibits the extension of credit in the form of a loan by the Company to any executive officer in connection with the sale of shares to such officer. The options expire in February 2010, and cease to vest upon complete termination of his services as a director, officer, employee or consultant of the Company. Since no portion of these options vested in 2003, the Company's auditors did not accrue any value to such options for fiscal year 2003.

(4) During March, 2003, the Company granted to Dr. Skurkovich options to purchase 450,000 shares at an exercise price of $0.16 per share, which options vest in three equal annual installments commencing February 7, 2004. The options expire in February 2010, and cease to vest upon complete termination of his services as a director, officer, employee or consultant of the Company. Since no portion of these options vested in 2003, the Company's auditors did not accrue any value to such options for fiscal year 2003.

(5) During 2005, the salaries for Mr. Buccellato and Dr. Skurkovich were set by the Compensation Committee at $180,000, respectively. They received actual compensation of $134,000 and $49,500, respectively.

      During fiscal year 2005, William M. Finkelstein did not receive any compensation directly from the Company, although the Company paid to Buccellato & Finkelstein, Inc., the sum of $24,000 for accounting services and tax preparation. Mr. Finkelstein and Mr. Buccellato are shareholders of Buccellato & Finkelstein, Inc.

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

OPTION/SAR GRANTS TO EXECUTIVE OFFICERS

      None of the Named Executive Officers received or exercised any stock options or SARs during the 2005 fiscal year, other than those stock options reported in the section below captioned "ADDITIONAL EQUITY COMPENSATION SUBJECT TO PLAN SHARE INCREASE."

              AGGREGATED OPTIONS/SAR EXERCISES IN 2005 FISCAL YEAR
                    OPTION/SAR VALUES AS OF DECEMBER 31, 2005

                                                          Number of Unexercised
                                                          Securities Underlying
                            Shares                       Options/SARs at FY-End(#)      Value of Unexercised In-The-Money
                         Acquired on        Value             Exercisable/                  Options/SARs At FY-End ($)
       Name              Exercise (#)    Realized ($)       Unexercisable(1)                Exercisable/Unexercisable(2)
     ----------         --------------   ------------    -------------------------      ---------------------------------
Simon Skurkovich, M.D.        0               0               300,000                          18,000
                                                              623,000                          37,380
                                                               10,000                           - 0 -
                                                               20,000                           - 0 -
                                                               30,000                           - 0 -
                                                              300,000      150,000              - 0 -          - 0 -
                                                               25,000                           - 0 -

Edmond Buccellato             0                               105,543                          10,554
                                                               50,000                           5,000
                                                               50,000                           - 0 -
                                                               10,000                           - 0 -
                                                               20,000                           - 0 -
                                                               30,000                           - 0 -
                                                            1,000,000      500,000              - 0 -          - 0 -
                                                               25,000                           - 0 -

(1) All options were  exercisable  as of December  31, 2005,  except as follows:
Options granted to Dr. Skurkovich and Mr. Buccellato to purchase 450,000 and 1,500,000 shares of Common Stock, respectively, became exercisable in three equal annual installments. Two-thirds have vested as of February 7, 2005 and the balance vests on February 7, 2006, which vesting has occurred.

(2) Determined on the basis of the share closing price of $0.16 on December 30, 2005, as published by Commodity Systems, Inc., available through Yahoo!Finance.

COMPENSATION OF DIRECTORS

      Directors did not receive any cash compensation for serving as members of the Board of Directors for the year ended December 31, 2005.

ADDITIONAL EQUITY COMPENSATION SUBJECT TO PLAN SHARE INCREASE

      In May 2005, upon the recommendation of the Company's Compensation Committee, the directors approved the grant of stock options ("2005 Options") to the directors and officers as described below and to other employees and consultants. The grant of the 2005 Options was made subject to approval by the stockholders of an increase in the number of shares of common stock reserved for the Company's 2000 Omnibus Equity Incentive Plan ("Plan Share Increase") in an amount sufficient to cover the 2005 Options. The Company expensed the 2005 Options during 2005. Subsequent to May 2005, the directors reaffirmed the grant of the 2005 Options, again subject to approval by the stockholders of the Plan Share Increase. As of March 31, 2005, stockholder approval of the Plan Share Increase had not been obtained.

      Since the Plan Share Increase has not occurred, the 2005 Options are not reported in this Annual Report as beneficially owned by such directors and officers. See "ITEM 10. EXECUTIVE COMPENSATION" for additional information.

      The 2005 Option contained a grant to each director of options to purchase 250,000 shares of Company common stock at an exercise price of $0.16 per share (total of 2,250,000 option shares) for director services during 2005. In addition, the 2005 Options contained the grant to each of Lawrence Loomis and Joseph Bellanti, M.D. of options to purchase 200,000 shares at an exercise price of $0.16 per share (total of 400,000 option shares) in recognition of services rendered to the Company besides director services.

      The 2005 Options also contained a grant of stock options to the following officers:

         Edmond Buccellato                  300,000 shares at $0.16 per share
         Simon Skurkovich, M.D.             300,000 shares at $0.16 per share
         William Finkelstein                150,000 shares at $0.16 per share
         Thomas Pernice                     150,000 shares at $0.16 per share

      Options to purchase an aggregate of 250,000 shares of Company Common Stock, at $0.16 per share, were granted to non-directors and non-officers as part of the 2005 Options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information as of December 31, 2005

---------------------------------------------------------------------------------------------------------------------------
                                                                                                      Number of securities
                                                                                                    remaining available for
                                                Number of securities                                 future issuance under
                                                  to be issued upon     Weighted-average exercise     equity compensation
                                                     exercise of           price of outstanding         plans (excluding
                                                outstanding options,      options, warrants and     securities reflected in
                                                 warrants and rights              rights                   column (a)
---------------------------------------------------------------------------------------------------------------------------
                                                         (a)                       (b)                        (c)
---------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
security holders                                      4,990,000                   $0.18                     260,000
---------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by
security holders(1)                                     - 0 -                                                - 0 -
---------------------------------------------------------------------------------------------------------------------------

(1) Stock Bonus Plan

EQUITY COMPENSATION AND LONG-TERM INCENTIVE PLAN AWARDS

      The Company adopted a Stock Bonus Plan ("Stock Bonus Plan") in January 2000 and reserved 10,000,000 shares of Common Stock to be issued thereunder, of which 7,596,211 shares have been granted and issued as of December 31, 2005. In December 2000, the Board of Directors approved the Company's 2000 Omnibus Equity Incentive Plan ("OEI Plan") and reserved 4,000,000 shares of Common Stock to be issued thereunder to employees, consultants and directors, subject to annual increases equal to the lesser of 2.5% of the then outstanding shares of Common Stock or 250,000 shares. As of December 31, 2005, no shares have been granted under the OEI Plan. As of December 31, 2005, options to purchase approximately 4,990,000 shares have been granted or approved for grant under the OEI Plan.

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

      During the first quarter of 2005, the Company granted BioEquity Partners warrants to purchase up to 300,000 shares of Common Stock at an exercise price of $0.20 per share for consulting services, partly in connection with the Company's Phase I clinical trials at Georgetown University Medical Center to study an investigational treatment for AIDS. Subject to the terms of such warrants, the warrants become exercisable on March 20, 2006, and expire on March 20, 2015. The Company granted Dr. Yehuda Shoenfeld, Director of the Center for Autoimmune Diseases at the Israel Sheba Medical Center, warrants to purchase up to 10,000 shares of Common Stock at an exercise price of $0.20 per share for services as a member of the Company's scientific advisory board. Subject to the terms of such warrants, the warrants are presently exercisable, and expire on February 24, 2015.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the Common Stock ownership, including options to purchase stock, of each person known by the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each director individually and all officers and directors of the Company as a group as of February 28, 2006. Each person has sole voting and investment power with respect to the shares of Common Stock shown, unless otherwise noted, and all ownership is of record and beneficial. As of February 28, 2006, the Company had 54,348,346 shares of Common Stock outstanding.

                                                         Number of Shares
Name and Address of Owner                               Beneficially Owned             Percentage of Total

Richard P. Kiphart                                         22,852,231(1)                      29.60%
222 W. Adams St.
Chicago, IL 60606

Boris Skurkovich, M.D.                                      7,297,264(2)                      11.84%
18 Blaisdell Ave.
Pawtucket, RI 01860

Edmond F. Buccellato                                        3,044,021(3)                       5.30%
6355 Topanga Canyon
   Boulevard, Suite 510
Woodland Hills, CA 91367

Lawrence Loomis                                             2,409,053(4)                       4.24%
9110 Red Branch Road
Columbia, MD 21045

Simon Skurkovich, M.D.                                      1,843,440(5)                       3.28%
802 Rollins Avenue
Rockville, MD 20852


Thomas J. Pernice                                           1,227,443(6)                        2.21%
6355 Topanga Canyon Boulevard
Suite 510
Woodland Hills, CA 91367

Paul Hopper                                                   315,789(7)                           *
7982 Doug Hill
San Diego CA 92127

Keith Gregg                                                         0(8)                           *
6524 Edinburgh Drive
Nashville TN 37221

Joseph A. Bellanti, M.D.                                       25,000(9)                           *
6007 Corewood Lane
Bethesda MD 20816

All officers and directors as a group (10)                 39,439,067                          48.66%

----------

(1) Shares held in the name of Richard P. Kiphart include the right to acquire 14,688,980 shares, upon the conversion of $3,672,245 principal amount of the Company's 2002 Subordinated Convertible Pay-In-Kind Notes Due June 1, 2006 ("2002 Convertible Notes Due 2006") and the right to acquire 3,618,612 shares, upon the conversion of $904,653 principal amount of the Company's 2003 Subordinated Convertible Pay-In-Kind Notes Due September 30, 2007, the right to acquire 1,763,238 shares upon the conversion of $185,140 principal amount of the Company's 2005 Subordinated Convertible Pay-In-Kind Notes Due September 30, 2009, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares of Common Stock at an exercise price of $0.42 per share and options to purchase up to 25,000 shares of Common Stock at an exercise price of $0.20 per share.

(2) Shares held in the name of Boris Skurkovich include shares held in his name (1,785,384), and shares held in the name of Carol Marjorie Dorros (1,965,555) and Samuel Aaron Skurkovich (3,011,325) and options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares at an exercise price of $0.42 per share, options to purchase up to 450,000 shares of Common Stock at an exercise price of $0.16 per share and options to purchase up to 25,000 shares at $0.20 per share.

(3) Shares held in the name of Edmond F. Buccellato comprise shares held in the name of the Buccellato Living Trust (17,000 shares), shares held in the name of the Edmond F. and Leana J. Buccellato Living Trust (828,719 shares), shares held in the name of Buccellato & Finkelstein, Inc. (88,334 shares) and shares held in the name of Amy Buccellato (76,558 shares). Includes options to purchase up to 105,543 shares of Common Stock at an exercise price of $0.10 per share, options to purchase up to 50,000 shares of Common Stock at an exercise price of $0.10 per share, options to purchase up to 50,000 shares of Common Stock at an exercise price of $0.20 per share, options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares of Common Stock at an exercise price of $0.42 per share, options to purchase up to 1,500,000 shares of Common Stock at an exercise price of $0.16 per share and options to purchase up to 25,000 shares of Common Stock at an exercise price of $0.20 per share, and the right to acquire 242,867 shares upon the conversion of $25,501 principal amount of the Company's 2005 Subordinated Convertible Pay-In-Kind Notes Due September 30, 2009.

(4) Includes shares held in the names of Lawrence Loomis (924,053 shares) and New Horizons Diagnostics, Inc. (200,000 shares), and options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares of Common stock at an exercise price of $0.42 per share, options to purchase up to 1,200,000 shares of Common Stock at an exercise price of $0.16 per share and options to purchase up to 25,000 shares of Common Stock at an exercise price of $0.20 per share.

(5) Includes shares held in the name of Simon Skurkovich (385,440), options to purchase up to 300,000 shares of Common Stock at an exercise price of $0.10 per share, options to purchase up to 623,000 shares of Common Stock at an exercise price of $0.10 per share, and options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, up to 20,000 shares of Common
Stock at an exercise price of $0.21 per share, up to 30,000 shares of Common Stock at an exercise price of $0.42 per share, options to purchase up to 450,000 shares of Common Stock at an exercise price of $0.16 per share and options to purchase up to 25,000 shares of Common Stock at an exercise price of $0.20 per share. Simon Skurkovich is the father of Boris Skurkovich but disclaims beneficial ownership of the shares attributed to him and disclaims that the two of them are part of a "group" for SEC purposes.

(6) Shares held in the name of Thomas J. Pernice include warrants to purchase 100,000 shares of Common Stock at an exercise price of $0.25 per share, warrants assigned by Cappello Capital Corp. to purchase 1,042,443 shares of Common Stock at an exercise price of $0.15 per share, options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares of Common Stock at an exercise price of $0.42 per share and options to purchase up to 25,000 shares of Common Stock at an exercise price of $0.20 per share.

(7) Shares held in the name of Paul Hopper comprise 315,789 shares held in his name but do not include 60,000 shares of Common Stock underlying a warrant issued at an exercise price of $0.10 which vests in three equal installments beginning December 31, 2006.

(8) Shares held in the name of Keith Gregg do not include 60,000 shares of Common Stock underlying a warrant issued at an exercise price of $0.10 which vests in three equal installments beginning December 31, 2006.

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

-----------
* Represents less than 1% of the outstanding shares of Company Common Stock.

See ITEM 10. ADDITIONAL EQUITY COMPENSATION SUBJECT TO PLAN SHARE INCREASE. Additional stock options have been approved by the Board for grants to directors and officers subject to approval by the stockholders of an increase in the number of shares reserved for the OEI Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The  Company  is  currently  indebted  to  Simon  Skurkovich,  M.D.,  Vice
President of Research and Development, in the amount of $127,631 and accrued salary in the amount of $135,000.

      The Company is currently indebted to Edmond F. Buccellato, the Company's Chairman of the Board of Directors and Chief Executive Officer, for accrued salary in the amount of $40,000. The Company also is indebted to Mr. Buccellato in the amount of $10,000 for term notes due June 30, 2006.

      During fiscal year 2005 the Company paid $252 to Boris Skurkovich, M.D. for consulting services and reimbursement for out-of-pocket expenses. The Company paid $42,375 to New Horizons Diagnostics, Inc. ("New Horizons"), of which Director Lawrence Loomis is the majority shareholder, for expenses related to research and development, including machinery and equipment expenses of $486 and salaries totaling $41,890, including approximately $6,069 for Lawrence Loomis.

      During fiscal year 2005, the Company paid an aggregate $20,400 in rent, payable $1,700 monthly, for the use of office space from Buccellato & Finkelstein, Inc., of which Edmond F. Buccellato is a shareholder. During fiscal year 20056 the Company paid to Buccellato & Finkelstein, Inc., the sum of $24,000 for accounting services and tax preparation and approximately $21,618 in reimbursements for medical and dental insurance for Company employees, including Edmond F. Buccellato and Amy Buccellato. The Company also paid $33,982 to Amy Buccellato, daughter of Edmond Buccellato, for administrative and bookkeeping services.

      Director Richard P. Kiphart holds Company Convertible Notes in the aggregate principal amount of $4,762,038, upon which the Company is indebted to him according to the terms of that Convertible Debt. The Company also is indebted to Director Kiphart in the aggregate principal amount of $115,000 for term notes payable June 30, 2006.

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

31.1     Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2     Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

-----------
(1) Exhibit 10.13 was erroneously identified as Exhibit 10.12 in the original filing and is correctly identified herein.

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

     Statements of Operations ..............................................F-3

     Statement of Stockholders' Equity (Deficit) ...........................F-4

     Statements of Cash Flows ..............................................F-5

Notes to Financial Statements: .............................................F-6


REPORTS ON FORM 8-K

      The Registrant filed the following reports on Form 8-K during the quarter ended December 31, 2005:

      1. November 14, 2005. The Registrant reported that Keith Gregg, managing partner of BioPharm Development Group,, LLC, a retained, global business development and licensing firm, and Paul Hopper, acting director of Business
Development for Advanced Biotherapy, have joined the Company's Board of Directors.

      2. November 25, 2005. The Registrant reported that Directors Alexander L. Cappello and John M. Bendheim resigned effective November 23, 2005.

      3. November 29, 2005. The Registrant reported that Advanced Biotherapy, Inc. issued a letter to its stockholders, dated November 15, 2005 (and sent on or around November 25, 2005), the full text of which was set forth in Exhibit
99.2 to the report.

      4. December 20, 2005. The Registrant reported that Dr. Daniel Levitt, Chief Medical Officer and Head of Clinical and Regulatory Affairs of Dynavax Technologies has joined the Company's scientific advisory board.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for audit and review were approximately $41,000 for 2005 and $40,500 for 2004.

      (2) Audit-Related Fees. The aggregate fees billed for each of last two fiscal years for assurance and related services related to audit or review were $- 0 - for 2005 and $0.00 for 2004.

      (3) Tax Fees. No fees were billed for either of the last two fiscal years for compliance, tax advice and tax planning.

      (4) There were no other fees paid to the Company's outside auditors for either of the last two fiscal years.

      (5) (i) Before the Company engaged its current auditors to render services to the Company for or relating to the 2005 fiscal year, the engagement was approved by the Company's Audit Committee. (ii) Disclose percentage of services described in each of Items 9(e)(2) through 9(e)(4) of Schedule 14A that were approved by the Audit Committee pursuant to paragraph (c)(7)(ii)(c) of Rule 2-01 of Regulation S-X: - 0 -%

                                   SIGNATURES

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

Date                Signature                              Title


April 13, 2005      /s/Edmond F. Buccellato        President and Chief
                    ----------------------------   Executive Officer, Director
                    Edmond F. Buccellato

April 13, 2005      /s/William M. Finkelstein      Chief Financial Officer
                    ----------------------------   Accounting (Principal
                    William M. Finkelstein         Financial and Officer)


April 13, 2005      /s/Joseph A. Bellanti, M.D.    Director
                    ----------------------------
                    Joseph A. Bellanti, M.D.

April 13, 2005      /s/Lawrence Loomis             Director
                    ----------------------------
                    Lawrence Loomis

April 13, 2005      /s/Richard P. Kiphart          Director
                    ----------------------------
                    Richard P. Kiphart

April 13, 2005      /s/Thomas J. Pernice           Director
                    ----------------------------
                    Thomas J. Pernice

April 13, 2005      /s/Boris Skurkovich, M.D.      Director
                    ----------------------------
                    Boris Skurkovich, M.D.

April 13, 2005      /s/Paul Hopper                 Director
                    ----------------------------
                    Paul Hopper

ADVANCED BIOTHERAPY, INC.
(A Development Stage Enterprise)
December 31, 2005



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

Statements of Cash Flows                                                    F-5

Notes to Financial Statements                                               F-6

Board of Directors
Advanced Biotherapy, Inc.
Woodland Hills, CA


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying balance sheets of Advanced Biotherapy, Inc. (a development stage enterprise) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' deficit and cash flows for the years then ended and for the period from December 2, 1985 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Biotherapy, Inc. as of December 31, 2005 and 2004 and the results of its operations, stockholders' deficit and its cash flows for the years then ended, and for the period from December 2, 1985 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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



Williams & Webster, P.S.
Certified Public Accountants
Bank of America Financial Center
W. 601 Riverside, Suite 1940
Spokane, Washington
April 6, 2006

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                      December 31,    December 31,
                                                                                          2005            2004
                                                                                      ------------    ------------
ASSETS
      CURRENT ASSETS
          Cash                                                                        $     22,068    $    367,337
          Notes receivable - related party                                                  46,619          46,619
          Interest receivable - related party                                               18,090          15,060
          Deposits and prepaid expenses                                                         --          32,001
                                                                                      ------------    ------------
               Total Current Assets                                                         86,777         461,017
                                                                                      ------------    ------------
      PROPERTY, PLANT AND EQUIPMENT, net                                                   294,428         315,101
                                                                                      ------------    ------------
      OTHER ASSETS
          Deferred loan origination fees, net of accumulated amortization                    7,283          26,319
          Patents and patents pending, net of accumulated amortization                     883,002         842,503
                                                                                      ------------    ------------
               Total Other Assets                                                          890,285         868,822
                                                                                      ------------    ------------

TOTAL ASSETS                                                                          $  1,271,490    $  1,644,940
                                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

      CURRENT LIABILITIES
          Accounts payable and accrued expenses                                       $    246,776    $    220,007
          Accounts payable and accrued expenses - related party                            182,200          49,000
          Current portion of convertible notes payable                                   4,490,485              --
                                                                                      ------------    ------------
               Total Current Liabilities                                                 4,919,461         269,007
                                                                                      ------------    ------------
      LONG-TERM DEBT
          Convertible notes payable, net of current portion                              1,286,134       4,945,413
          Note payable to related parties                                                  127,631         127,631
                                                                                      ------------    ------------
               Total Long-Term Debt                                                      1,413,765       5,073,044
                                                                                      ------------    ------------
      Total Liabilities                                                                  6,333,226       5,342,051
                                                                                      ------------    ------------
      COMMITMENTS AND CONTINGENCIES                                                             --              --
                                                                                      ------------    ------------
      STOCKHOLDERS' DEFICIT
          Preferred stock, par value $0.001; 20,000,000 shares authorized,
              no shares issued and outstanding                                                  --              --
          Common stock, par value $0.001; 200,000,000 shares authorized,
              54,348,346 and 54,032,557 shares issued and outstanding, respectively         54,347          54,032
          Additional paid-in capital                                                     6,948,814       6,525,037
          Stock options and warrants                                                     1,235,551         865,916
          Deficit accumulated during development stage                                 (13,300,448)    (11,142,096)
                                                                                      ------------    ------------
               Total Stockholders' Deficit                                              (5,061,736)     (3,697,111)
                                                                                      ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $  1,271,490    $  1,644,940
                                                                                      ============    ============

   The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                         From Inception
                                                      Year Ended December 31,      (December 2, 1985)
                                                   ----------------------------         through
                                                       2005            2004        December 31, 2005
                                                   ------------    ------------    -----------------
REVENUES                                           $         --    $         --    $          89,947
                                                   ------------    ------------    -----------------
OPERATING EXPENSES
      Research and development                          277,617         557,807            3,915,534
      Promotional fees                                      256          27,678               62,570
      Professional fees                                 181,367         202,730            2,961,074
      Business development                               81,500              --               81,500
      Vesting of options and warrants (non-cash)        549,700         172,200            1,272,109
      Warrants - scientific advisory board                1,900              --                1,900
      Directors' fees                                    97,173          40,500              258,553
      Depreciation and amortization                     100,296         117,893              880,406
      Administrative salaries and benefits              249,229         275,280            1,377,998
      Insurance                                          54,770          78,586              324,452
      Shareholder relations and transfer fees            20,092          47,465              311,398
      Rent                                               20,400          91,561              351,378
      Travel and entertainment                           24,573          55,917              330,799
      Telephone and communications                        5,799          10,987               62,417
      Office                                              6,451          10,361               81,868
      General and administrative                         20,337          48,624              751,756
                                                   ------------    ------------    -----------------
          Total Operating Expenses                    1,691,460       1,737,589           13,025,712
                                                   ------------    ------------    -----------------

LOSS FROM OPERATIONS                                 (1,691,460)     (1,737,589)         (12,935,765)

OTHER INCOME (EXPENSES)
      Miscellaneous income                                2,682           3,000               27,682
      Interest and dividend income                        5,056          18,818              171,439
      Internal gain on sale of securities                    --              --              157,520
      Forgiveness of debt                               145,400              --            2,192,837
      Forgiveness of payables                                --              --               45,396
      Loss on disposal of office equipment                   --              --               (2,224)
      Loss on impairment of patents                     (28,823)        (14,852)             (43,675)
      Interest expense                                 (591,207)       (710,072)          (2,913,658)
                                                   ------------    ------------    -----------------
          Total Other Income (Expenses)                (466,892)       (703,106)            (364,683)
                                                   ------------    ------------    -----------------
LOSS BEFORE INCOME TAXES                             (2,158,352)     (2,440,695)         (13,300,448)

INCOME TAXES                                                 --              --                   --
                                                   ------------    ------------    -----------------
NET LOSS                                           $ (2,158,352)   $ (2,440,695)   $     (13,300,448)
                                                   ============    ============    =================
      BASIC AND DILUTED NET LOSS
      PER COMMON SHARE                             $      (0.04)   $      (0.05)
                                                   ============    ============
      WEIGHTED AVERAGE NUMBER OF
      BASIC AND DILUTED COMMON STOCK
      SHARES OUTSTANDING                             54,137,820      52,102,082
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------

                                                                                                       Deficit
                                             Common Stock                                            Accumulated
                                     ----------------------------     Additional        Stock          During
                                                                       Paid-in       Options and     Development
                                        Shares           Amount        Capital         Warrants         Stage            Total
                                     ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2002             43,601,317    $     43,600    $  3,937,923    $    580,027    $ (6,592,961)   $ (2,031,411)

Contribution of capital by
  shareholders in form
  of foregone interest                         --              --           4,230              --              --           4,230

Common stock issued in
  exchange for convertible
  debt at $0.25 per share                 788,991             789         196,460              --              --         197,249

Stock issued for cash at an
  average price of $0.01 per share
  from the exercise of options            150,000             150           1,350              --              --           1,500

Stock returned in settlement of
  notes and accrued interest
  receivable                           (1,603,789)         (1,604)       (238,964)             --              --        (240,568)

Stock options issued in exchange
  for services                                 --              --              --          34,200              --          34,200

Stock issued for cashless exercise
  of warrants at $0.00 per share          151,846             152           7,059          (7,211)             --              --

Net loss for the year ended
  December 31, 2003                            --              --              --              --      (2,108,440)     (2,108,440)
                                     ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2003             43,088,365          43,087       3,908,058         607,016      (8,701,401)     (4,143,240)

Contribution of capital by
  shareholders in form of
  foregone interest                            --              --           4,480              --              --           4,480

Common stock issued in exchange
  for convertible debt at
  $0.24 per share                      10,896,275          10,897       2,604,747              --              --       2,615,644

Stock options issued to directors
  in exchange for services                     --              --              --          94,500              --          94,500

Stock options and warrants issued
  in exchange for services, one
  third vested                                 --              --              --         172,200              --         172,200

Stock issued for cashless
  exercise of warrants at
  $0.16 per share                          47,917              48           7,752          (7,800)             --              --

Net loss for the year ended
  December 31, 2004                            --              --              --              --      (2,440,695)     (2,440,695)
                                     ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2004             54,032,557    $     54,032    $  6,525,037    $    865,916    $(11,142,096)   $ (3,697,111)

Contribution of capital by
  shareholders in form of
  foregone interest                            --              --           4,455              --              --           4,455

Common stock issued to Paul Hopper
  in exchange for services at
  $0.19 per share                         315,789             315          59,684              --              --          59,999

Stock options issued to directors
  in exchange for services                     --              --              --          97,173              --          97,173

Stock options and warrants issued
  in exchange for services, one
  third vested                                 --              --              --         172,200              --         172,200

Stock options and warrants in
  exchange for services                        --              --              --         459,900              --         459,900

Expiration of stock options                    --              --         359,638        (359,638)             --              --

Net loss for the year ended
  December 31, 2005                            --              --              --              --      (2,158,352)     (2,158,352)
                                     ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2005             54,348,346    $     54,347    $  6,948,814    $  1,235,551    $(13,300,448)   $ (5,061,736)
                                     ============    ============    ============    ============    ============    ============

Summary of required  information  regarding stock issuances can be found in Note
8.

   The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                                          From Inception
                                                                           Year Ended December 31,      (December 2, 1985)
                                                                         ----------------------------        through
                                                                             2005            2004        December 31, 2005
                                                                         ------------    ------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss)                                                         $ (2,158,352)   $ (2,440,695)   $     (13,300,448)
      Adjustments to reconcile net loss to cash
      used in operating activities:
          Depreciation and amortization                                       100,296         117,893              822,518
          Loss on disposal of equipment                                            --              --                2,224
          Loss on impairment of patents                                        28,823          14,852               43,675
          Investment income                                                        --              --             (157,520)
          Expenses paid through issuance of common stock                       59,999              --              291,339
          Expenses paid through issuance
            of common stock warrants and options                              729,273         266,700            1,399,462
          Accrued interest paid by convertible debt                           591,206         710,072            2,523,549
          Expenses paid through contribution
            of additional paid-in capital                                       4,455           4,480               64,746
          Organization costs                                                       --              --               (9,220)
          Decrease (increase) in assets:
               Marketable securities                                               --       2,000,000                   --
               Deposits and prepaid expenses                                   32,001          22,966                   --
               Interest receivable                                             (3,030)         (3,030)             (58,658)
               Deferred loan origination cost                                      --              --             (157,295)
          Increase (decrease) in liabilities:
               Accounts payable and accrued expenses                           26,769          71,280              324,317
               Accounts payable and accrued expenses - related parties        133,200         (57,205)             241,168
                                                                         ------------    ------------    -----------------
                   Net cash used in operating activities                     (455,360)        707,313           (7,970,143)
                                                                         ------------    ------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of fixed assets                                                   (858)        (81,232)            (385,339)
      Acquisition of patents                                                 (129,051)       (303,335)          (1,204,605)
                                                                         ------------    ------------    -----------------
                   Net cash used in investing activities                     (129,909)       (384,567)          (1,589,944)
                                                                         ------------    ------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                                       --              --            2,457,254
      Internal gain on sale of securities                                          --              --              157,520
      Proceeds from convertible notes                                         240,000              --            6,754,000
      Proceeds from notes payable                                                  --              --              388,508
      Payments on notes payable                                                    --              --             (175,127)
                                                                         ------------    ------------    -----------------

                   Net cash provided by financing activities                  240,000              --            9,582,155
                                                                         ------------    ------------    -----------------

      Net increase (decrease) in cash                                        (345,269)        322,746               22,068

      Cash, beginning                                                         367,337          44,591                   --
                                                                         ------------    ------------    -----------------

      Cash, ending                                                       $     22,068    $    367,337    $          22,068
                                                                         ============    ============    =================

SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest expense paid                                              $         --    $      1,239    $         341,166
                                                                         ============    ============    =================
      Income taxes paid                                                  $         --    $         --    $              --
                                                                         ============    ============    =================

NON-CASH FINANCING AND INVESTING ACTIVITIES:

      Common stock issued in exchange for
          professional fees and expenses                                 $     59,999    $         --    $         400,868
      Contributed expenses                                               $      4,455    $      4,480    $          64,746
      Common stock issued for a loan payable                             $         --    $         --    $         213,381
      Common stock issued for notes receivable                           $         --    $         --    $         246,619
      Common stock returned in payment of
          notes and interest receivable                                  $         --    $         --    $         240,568
      Options issued for services                                        $    683,273    $    266,700    $       1,107,173
      Common stock issued on cashless exercise of warrants               $         --    $      7,800    $          15,011
      Warrants issued for services                                       $     46,000    $         --    $         292,289
      Accrued interest paid by convertible debt                          $    591,206    $    710,072    $       2,523,549
      Common stock issued for convertible debt                           $         --    $         --    $         707,156
      Forgiveness of debt                                                $    145,400    $         --    $         145,400

   The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------


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

For the year ended December 31, 2005, the Company incurred a net loss of $2,158,352 and had an accumulated deficit during the development stage of $13,300,448. The Company has limited funds for research and development costs and operations and it does not have a source of revenues to continue its operations, research and development costs or to service its debt at maturity beyond such funding. For the twelve-month period subsequent to December 31, 2005, the Company anticipates that its minimum operating cash requirements to continue as a going concern will be approximately $6,000,000. The future of the Company is dependent upon securing additional debt or equity funding and future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system. Management's goal is to forge a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, future cash requirements may be met through licensing fees and royalties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations at December 31, 2005.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations at December 31, 2005.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------


In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its consolidated financial position, results of operations, or cash flows at December 31, 2005.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company at December 31, 2005.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensation." This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No.
123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company believes adoption of this statement will have an immaterial effect on the financial statements of the Company, as the Company currently accounts for stock based compensation under SFAS No. 123.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------


Accounting for Long-Lived Assets

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company has adopted this statement and does not believe any adjustments are needed to the carrying value of its assets at December 31, 2005.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------


Promotional Fees

Promotional fees are charged to operations in the year incurred. Promotional fees amounted to $256 and $27,678 for the years ended December 31, 2005 and 2004, respectively.

Advertising Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company did not incur advertising expenses for the years ended December 31, 2005 and 2004.

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

Deferred Loan Origination Fees

During the year ended December 31, 2000, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note
12. These loan origination fees are amortized over the life of the related debt and were fully amortized at December 31, 2005. During the years ended December 31, 2005 and 2004, the Company recorded amortization expense related to these fees of $-0- and $19,368, respectively.

During the year ended December 31, 2002, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note
12. These loan origination fees, which totaled $7,283, net of accumulated amortization at December 31, 2005, are amortized over the life of the related debt. During the years ended December 31, 2005 and 2004, the Company recorded amortization expense related to these fees of $19,036 and $25,336 and respectively.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------


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

At December 31, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to thirty-nine years. During the year ended December 31, 2005, the Company placed the clean room in service and wrote off a total of $5,380 of fully depreciated assets as they had been abandoned.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------

The following is a summary of property, equipment and accumulated depreciation at December 31, 2005 and 2004:

                             December 31, 2005        December 31, 2004
                         -----------------------   -----------------------
                                    Accumulated               Accumulated
                           Cost     Depreciation     Cost     Depreciation
                         --------   ------------   --------   ------------
Lab equipment            $ 31,891         13,450   $ 31,891   $      3,875
Office equipment           13,777         11,905     12,918         10,621
Furniture and fixtures     22,539         10,918     22,539          7,214
Clean room                271,786          9,292    271,786          2,323
                         --------   ------------   --------   ------------
                         $339,993         45,565   $339,134   $     24,033
                         ========   ============   ========   ============

Depreciation expense for the years ended December 31, 2005 and 2004 was $21,532 and $15,287, respectively.


NOTE 4 - INVESTMENTS

Marketable Securities

In 2004, the Company's investments in equity securities that are intended to be held for a short period are classified as trading securities. These securities are recorded at fair value as current assets on the balance sheet under the caption of marketable securities. The change in fair value of those securities is included in earnings during the period presented. During the year ended December 31, 2005, a total of $300,000 was redeemed and transferred to cash with no gain or loss being recognized.


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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------


The following is a summary of the costs of patents and patents pending:

                                               Accumulated          Net
                                   Cost        Amortization       Amount
                               -----------    -------------    -----------
Balance, December 31, 2003     $   772,219    $    (160,295)   $   611,924
2004 Activity                      303,332          (57,901)       245,431
Abandonment of Patents            (109,162)          94,310        (14,852)
                               -----------    -------------    -----------
Balance, December 31, 2004         966,389         (123,888)       842,503
2005 Activity                      131,803          (64,537)        67,266
Abandonment of Patents             (35,000)           8,235        (26,765)
                               -----------    -------------    -----------
Balance at December 31, 2005   $ 1,063,192    $    (180,190)   $   883,002
                               ===========    =============    ===========


NOTE 6 - RELATED PARTY TRANSACTIONS

At December 31, 2005 and 2004, the Company has notes receivable in the aggregate amount of $46,619 from non-officer/director shareholders of the Company in connection with a payment plan for the purchase of Company stock. The notes accrue interest at a rate of 6.5% per annum and mature on December 31, 2007.

The note payable to related parties consists of a loan payable to one of the Company's directors. The note has no specific due date, is currently uncollateralized, and is non-interest bearing, however, interest is calculated at the applicable federal rate each quarter. The calculated interest of $4,455 and $4,480 was recorded during the year ending December 31, 2005 and 2004, respectively, as interest expense and contributed capital in the accompanying financial statements because the note holder elected to forgive this interest.

See Note 13 for related party occupancy agreements.


NOTE 7 - CONCENTRATIONS

Bank Accounts and investments

The Company maintains cash in a money market account at a bank in California. The funds on deposit are not insured by the FDIC and, therefore, a total of $2,973 and $68,397 is at risk on December 31, 2005 and 2004, respectively.

The Company also has cash equivalents which consist of auction rate preferred money market alternatives. This investment is not insured, and therefore, a total of $300,000 is at risk as of December 31, 2005. See Note 4.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------


NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Information regarding the number of shares issued and consideration received is as follows:

                                               Common Stock
                                 ------------------------------------
                                 Average price                              Additional
                                   per share        Shares     Amount    Paid-in Capital
                                 --------------   ----------   -------   ---------------
Common stock issued
for cash:
1985                             $          .50      100,000   $   100   $        49,900
1986                                       1.00      639,500       640           678,861
1987                                       1.00      850,500       850           759,650
1988                                       1.00       25,000        25            24,975
1993                                        .25    2,402,000     2,402           475,900
1995                                        .05    1,000,000     1,000            49,000
1996                                        .05      520,000       520            25,480
1997                                        .09    1,800,500     1,801           153,749
1998                                        .10      305,000       305            30,195
1999                                        .05    3,158,000     3,158           151,993
                                                  ----------   -------   ---------------
                                                  10,800,500    10,801         2,399,703
                                                  ----------   -------   ---------------

Common stock issued
  for patents assigned:
1984                                        .01      550,000     5,500                --
1985, adjustment to reflect
  change in number and par
  value of shares outstanding                --    2,750,000    (2,200)            2,200
                                                  ----------   -------   ---------------
                                                   3,300,000     3,300             2,200
                                                  ----------   -------   ---------------

Common stock issued for
   acquisitions:
1985                                        .01   13,333,500    13,334           (41,112)
                                                  ----------   -------   ---------------

Common stock issued for note
  receivable:
1986                                       1.00       10,000        10             9,990
2000                                        .05    4,932,380     4,932           241,687
                                                  ----------   -------   ---------------
                                                   4,942,380     4,942           251,677
                                                  ----------   -------   ---------------
Common stock returned in
  payment of notes
  receivable:
2003                                        .16   (1,603,789)   (1,604)         (238,964)
                                                  ----------   -------   ---------------

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------


                                               Common Stock
                                 ------------------------------------
                                 Average price                              Additional
                                   per share        Shares     Amount    Paid-in Capital
                                 --------------   ----------   -------   ---------------
Contribution of additional
  paid-in capital:
1991                                         --           --         --             35,825
1999                                         --           --         --             28,098
2000                                         --           --         --              9,735
2001                                         --           --         --              8,113
2002                                         --           --         --              5,635
2003                                         --           --         --              4,230
2004                                                                                 4,480
                                                  ----------    -------    ---------------
2005                                                      --         --              4,455
                                                  ----------    -------    ---------------
                                                          --         --            100,571
                                                  ----------    -------    ---------------

Stock subscriptions:
1999                                        .05      650,000        650             31,850
                                                  ----------    -------    ---------------

Cancellation of escrowed
  shares in 1999                           .001     (850,000)      (850)               850

Reissued escrowed shares
   cancelled in error:
2001                                       .001      850,000        850               (850)
                                                  ==========    =======    ===============

Common stock issued
  for services (1):
1988                                        .50       25,000         25             12,475
1989                                        .38       25,000         25              9,475
1990                                        .66       37,375         37             24,635
1991                                        .51      159,500        160             81,010
1992                                        .75       62,500         62             46,563
1993                                        .25      120,000        120             29,880
1996                                        .05      308,500        308             13,832
1997                                        .05      155,500        155              7,619
1999                                        .05       99,190         99              4,860
2005                                        .19      315,784        315             59,684
                                                  ----------    -------    ---------------
                                                   1,308,354      1,306            290,033
                                                  ----------    -------    ---------------

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------


                                               Common Stock
                                 ------------------------------------
                                 Average price                              Additional
                                   per share        Shares     Amount    Paid-in Capital
                                 --------------   ----------   -------   ---------------
Common stock issued to
  replace unrecorded
  certificates:
1988                                       .001        1,200          1                (1)
1992                                       .001          500          1                (1)
2000                                       .001      100,000        100              (100)
                                                  ----------    -------   ---------------
                                                     101,700        102              (102)

Common stock issued for
  forgiveness of accounts
  payable (1):
1990                                        .50       25,000         25            12,475
1996                                        .05      150,000        150             7,350
                                                  ----------    -------   ---------------
                                                     175,000        175            19,825
                                                  ----------    -------   ---------------

Common stock issued in
  payment of notes
  payable (1):
1993                                        .25      200,000        200            49,800
2000                                        .05    1,714,995      1,715            84,035
                                                  ----------    -------   ---------------
                                                   1,914,995      1,915           133,835
                                                  ----------    -------   ---------------

Common stock issued
  in payment of loans
  payable (1):
  2000                                      .05    2,552,625      2,553           125,078
                                                  ----------    -------   ---------------

Common stock issued for
  commissions (1):
1993                                       .001    1,260,000      1,260                --
                                                  ----------    -------   ---------------

Common stock issued for
  convertible debt:
2001                                        .25    1,605,346      1,605           399,504
2002                                        .25    1,147,706      1,147           285,781
2004                                        .25      788,991        789           196,460
2005                                        .25   10,896,275     10,897         2,604,747
                                                  ----------    -------   ---------------
                                                  14,438,318     14,385         3,486,492
                                                  ----------    -------   ---------------

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------


                                               Common Stock
                                 ------------------------------------
                                 Average price                              Additional
                                   per share        Shares     Amount    Paid-in Capital
                                 --------------   ----------   -------   ---------------

Expiration of stock
 options
  2005                                                    --        --           210,738

Stock warrants exercised:
  2003 (cashless exercise)                  .05      151,846       152             7,059
  2004 (cashless exercise)                  .16       47,917        48             7,752
                                                  ----------   -------   ---------------
                                                     199,763       200            14,811
Stock options exercised:
  1997                                      .01      325,000       325             2,929
  2000                                      .01      350,000       350             3,150
  2002                                      .04      150,000       150             5,850
  2003                                      .01      150,000       150             1,350
                                                  ----------   -------   ---------------
                                                     975,000       975            13,279
                                                  ----------   -------   ---------------
Total                                             54,348,346   $54,347   $     6,948,814
                                                  ==========   =======   ===============


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

Stock Bonus Plan

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------


In January 2000, the Company approved a stock bonus plan the purpose of which is to retain personnel of experience and ability in the employ of the Company and to compensate them for their contributions to the growth of the Company, thereby inducing them to continue to make such contributions in the future. During January 2000, the Company issued 9,200,000 shares of common stock under this plan to certain key officers and directors subject to various restrictions. Such stock bonuses were issued at the weighted average price at which the Company had been selling shares of stock out of authorized but yet unissued common stock to third parties during the six months immediately preceding the issuance of the bonus shares, or $0.05 per share. On February 7, 2004, the board of directors unanimously approved the repurchase and cancellation of 1,603,789 of these shares of common stock at the fair market value of $0.16 per share in satisfaction of outstanding notes receivable and accrued interest. At December 31, 2004, a total of 2,403,789 shares were available under this plan. During 2005, the Company terminated its Stock Bonus Plan. All shares available under the plan are to be available for grant under the Company's Omnibus Equity Incentive Plan. See Note 10.


NOTE 9 - PREFERRED STOCK

The Company has authorized 20,000,000 shares of $0.001 par value preferred stock. As of December 31, 2005, the Company has not issued any preferred stock.


NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS

Omnibus Equity Incentive Plan

In 2000, the board of directors approved an Omnibus Equity Incentive Plan, which was later approved by the stockholders in December 2001. The purpose of the plan is to promote the long-term success of the Company and the creation of stockholder value by encouraging employees, outside directors and consultants to focus on the achievement of critical long-range objectives. The plan endeavors to attract and maintain such individuals with exceptional qualifications and to link them directly to stockholder interests through increased stock ownership. The plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or non-statutory stock options) and stock appreciation rights ("SAR's"). The aggregate number of options, SARs, stock units and restricted shares awarded under the plan was initially 4,000,000 common shares plus an annual increase of the lesser of two and one-half percent of the total number of common shares then outstanding or 250,000 common shares. At December 31, 2005, there are 10,000 shares available under this plan.

During January, 2004, the Company approved the issuance of stock options to its board of directors to purchase a total of 270,000 shares of the Company's stock at $0.42 per share for services rendered during the year ended December 31, 2004. The options vest immediately and have a term of ten years. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.10-$0.20; risk free interest rate of 4%; expected life of five to ten years; and expected volatility of 62% to 92% with no dividends expected to be paid. The Company recorded expenses totaling $515,173 ($0.10 per option for the value of these options based upon these Black Scholes assumptions.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------


The following is a summary of the Company's equity compensation plans:

                                          Number of securities to be     Weighted-average exercise   Number of securities remaining
                                           issued upon exercise of          price of outstanding      available for future issuance
                 Plan                        outstanding options                  options            under equity compensation plans
------------------------------------      --------------------------     -------------------------   -------------------------------
Equity compensation plan approved by                       4,990,000                       $0.18                          260,000
   security holders (1)

(1)   Omnibus Equity Incentive Plan

Following is a summary of the status of the options during the years December 31, 2005 and 2004:

                                                                               Weighted Average
                                                          Number of Shares      Exercise Price
                                                         -----------------    -----------------
Outstanding at December 31, 2003                                 6,087,953    $            0.16
Granted                                                            270,000                 0.16
Exercised                                                               --                   --
Forfeited                                                               --                   --
                                                         -----------------    -----------------
Options outstanding at December 31, 2004                         6,357,953    $            0.17
Granted                                                          5,178,453                 0.15
Exercised                                                               --                   --
Forfeited/Expired                                               (2,637,953)               (0.14)
                                                         -----------------    -----------------

Options outstanding at December 31, 2005                         8,898,453    $            0.16
                                                         =================    =================
Weighted average fair value of options granted in 2005                        $            0.10
                                                         =================    =================
Options exercisable at December 31, 2005                         7,698,453    $            0.17
                                                         =================    =================

Summarized information about stock options outstanding and exercisable at December 31, 2005 is as follows:

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------


                                Outstanding Options
                -------------------------------------------------
   Exercise        Number     Weighted Average   Weighted Average
 Price Range     of Shares     Remaining  Life    Exercise Price
-------------   -----------   ----------------   ----------------
$0.10 - $0.42     8,898,453               6.41   $           0.16

                                Exercisable Options
                -------------------------------------------------
   Exercise        Number     Weighted Average   Weighted Average
 Price Range     of Shares     Remaining  Life    Exercise Price
-------------   -----------   ----------------   ----------------

$0.10 - $0.42     7,698,453               6.77   $           0.17

For non-vested options as of December 31, 2005, an expense of $168,100 had not yet been recognized over a weighted average remaining vesting period of 0.10 years.


NOTE 11 - NON-CASH COMMITMENT AND WARRANTS

During February 2003, the Company issued warrants to purchase a total of 100,000 shares of common stock to two outside consultants. These warrants have an exercise price of $0.16 per share, expire in seven years, and vest over a period of three years, with the first one-third of such warrants vesting in 2005, the next one-third in 2005 and the remaining one-third vesting in 2006. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price
Calculation. The following assumptions were made to value the stock warrants: strike price at $0.16, risk free interest rate of 5%, expected life of seven years, and expected volatility of 82% with no dividends expected to be paid. The Company records an expense for the value of these warrants based upon these Black Scholes assumptions of $12,300 ($0.123 per option) over the three years as the warrants vest.

During the year ended December 31, 2004, a warrant to purchase 100,000 shares of common stock was exercised using the cashless conversion feature, resulting in the issuance of 47,917 shares of common stock.

Summarized information about stock warrants outstanding and exercisable at December 31, 2005 is as follows:

                 Number of    Weighted Average       Average
                 Warrants     Remaining  Life    Exercise Price
                -----------   ----------------   ----------------
Outstanding       5,504,227               4.11   $           0.16
Exercisable       5,350,894               4.20   $           0.16

During 2005, the Company granted warrants to purchase up to 380,000 shares of common stock at an exercise price of $0.10 - $0.20 per share for services.
Subject to the terms of such warrants, 260,000 warrants are presently exercisable, and expire February 24, 2015 through August 24, 2015. The remaining 120,000 warrants vest 1/3 each year commencing December 31, 2006.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------


NOTE 12 - CONVENTIONAL CONVERTIBLE DEBT

2000 Convertible Notes

During the year ended December 31, 2000, the Company sold in a private placement to accredited investors $1,510,500 of convertible subordinated debt due and payable September 30, 2005. The debt bears interest at the rate of 10% per annum and is payable semi-annually in cash or through the issuance of additional convertible subordinated debt. This debt was convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. As of December 31, 2004 a total of $497,912 of unpaid accrued interest was converted to additional convertible debt.

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

In February, 2004 the Company offered the holders of the remaining $773,000 of unconverted convertible debt an incentive of a reduced conversion price from $0.25 to $0.24 and accrual of interest through the maturity date of September 30, 2005, if the holders would convert prior to April 30, 2004. All of the remaining debt was converted to common stock as of March 31, 2004 under this offer.

2002 Convertible Notes due September 30, 2004

During the year ended December 31, 2002, the Company sold in a private placement to accredited investors 2002 Subordinated Convertible Pay-in-kind Notes due September 30, 2004 ("2002-2005 convertible notes") in the principal amount of $1,148,500 in cash. A Company director personally guaranteed a total of $500,000 worth of this debt offering. The 2002-2004 convertible notes bear interest at the rate of 11% per annum payable semi-annually in cash or through the issuance of additional 2002-2004 convertible notes.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a loan origination fee of $41,895 to two advisors, together with a warrant to acquire 239,400 shares of common stock at $0.25 per share. The loan was totally amortized at December 31, 2005.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------


During the year ended December 31, 2004, a total of $8,000 original debt and $1,354 of accrued interest and previously converted interest was converted into 37,416 shares of common stock at $0.25 per share.

In February, 2004 the Company offered the holders of the remaining $1,140,500 of unconverted convertible debt an incentive of a reduced conversion price from $0.25 to $0.24 and accrual of interest through the maturity date of September 30, 2005, if the holders would convert prior to April 30, 2004. At December 31, 2005 and 2004, all but $5,000 of the remaining debt was converted to common stock under this offer.

2002 Convertible Notes due June 1, 2006

During the year ended December 31, 2002, the Company sold in a private placement to accredited investors 2002 Subordinated Convertible Pay-in-kind Notes due June 1, 2006 ("2002-2006 convertible notes") in the principal amount of $3,055,000 in cash. The interest rate of the 2002-2006 convertible notes is 11% per annum for $2,555,000 of the debt, and 12.5% per annum for $500,000 of the debt. Interest is payable semi-annually in cash or through the issuance of additional 2002-2006 convertible notes. As of December 31, 2005, unpaid accrued interest of $1,428,085 has been converted to additional convertible debt, which totaled $4,483,085 at year end.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a related party a loan origination fee of $60,000. Amortization of the loan origination fee for the year ended December 31, 2005 was $53,750.

At December 31, 2005, the remaining 2002-2006 notes, including converted accrued interest, could be converted into a total of 17,932,339 shares of common stock.

2004 Convertible Notes due September 30, 2007

During the year ended December 31, 2003, the Company sold in a private placement to accredited investors 2004 Subordinated Convertible Pay-in-kind Notes due September 30, 2007 ("2003-2007 convertible notes") in the principal amount of $800,000 in cash. The interest rate of the 2003-2007 convertible notes is 12% per annum, payable semi-annually in cash or through the issuance of additional 2004-2007 convertible notes. The unpaid accrued interest as of December 31, 2005 of $58,976 has been converted to additional convertible debt.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------


This debt is convertible into shares of Company common stock at a conversion price equal to $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act.

At December 31, 2005, the remaining 2003-2007 notes, including converted accrued interest, could be converted into a total of 4,135,556 shares of common stock.

2005 Convertible Notes

During the year ended December 31, 2005, the Company sold in a private placement to Officer/Directors and an accredited investor 2005 Subordinated Convertible Pay-in-kind Notes due September 30, 2009 in the principal amount of $240,000 in cash. The interest rate of the 2005 convertible notes is 12% per annum, payable semi-annually in cash or through the issuance of additional 2005 convertible notes. The unpaid accrued interest as of December 31, 2005 of $12,245 has been converted to additional convertible debt.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

Occupancy Agreements

During the period ended March 31, 2003, the Company entered a verbal agreement to pay approximately $4,000 a month to a firm owned by the Company's chief executive officer and chief financial officer for tax preparation services, monthly accounting, and reimbursement for rent and employee benefits. A total of $65,321 was paid during 2004 under this month-to-month agreement. Under this verbal agreement, a total of $24,200 has been accrued in the financial statements as of December 31, 2005

The Company also entered into a verbal agreement for research and development laboratory space with a firm, which has as a shareholder, one of the directors of Advanced Biotherapy, Inc. This agreement calls for a monthly rent of $6,110 along with reimbursement for research and development services at a monthly cost of $12,000. A total of $300,283 was paid during 2004 under this month-to-month agreement.

Contracts

During the first quarter of 2005, the Company entered into an agreement with a consultant whereby the consultant will utilize its established process and reasonable commercial efforts to secure a commercial relationship with potential candidates. This commercial relationship may include the license or transfer of intellectual property, product rights, manufacturing rights, patents, or development assistance. A fees will be paid to the consultant in the amount of $5,000 per month for services provided between January 1, 2005 and September 30, 2005 upon the Company receiving funding either in the form of a licensing agreement or equity or debt financing. Additionally, the consultant will be reimbursed for reasonable out-of-pocket costs. A success fee is included in the agreement of the Company enters into a commercial relationship within eighteen months from the termination of the agreement with candidates brought to the company by the consultant. This agreement was terminated on September 30, 2005.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------


In April 2004, the Company entered into an agreement for an unrelated entity to identify possible product development, distribution or license agreement opportunities. The term of the contract is one year with automatic one-year renewals. Compensation terms include a 10% commission on 3rd party sales or warrants to purchase common stock for milestones reached on research contracts. This agreement was terminated on December 31, 2004.

In July 2005, the Company entered into a contract with an unrelated party to provide investment banking services related to a possible private placement or other sale of securities by the Company. The Company paid a retainer of $5,000 and, in the event a private placement is executed, will pay a total commission of 8.5% of proceeds received. Of this commission, 7.5% will be paid in cash and 1% in the form of warrants. This agreement was terminated on January 31, 2004.


NOTE 14 - INCOME TAXES

The following is a reconciliation of income tax, computed at the federal statutory rate, to the provision for taxes:

                          December 31, 2005          December 31, 2004
                        ---------------------     ------------------------
                         Amount      Percent        Amount       Percent
Federal tax (benefit)   $(483,000)       (34)%   $  (810,000)         (34)%
State tax (benefit)      (114,000)        (8)%      (191,000)          (8)%
Valuation allowance       597,000         42%      1,001,000           42%
                        ---------    -------     -----------    ---------
                        $      --         --     $        --           --
                        =========    =======     ===========    =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax assets at December 31, 2005 and 2004 are as follows:

                                                 December 31,    December 31,
                                                     2005           2004
                                                 ------------    ------------
Deferred tax asset:
    Net operating loss carryforwards             $  4,040,000    $  3,236,000
    General business credit carryforwards              95,000          74,000
    Excess book accumulated amortization               24,000          29,000
                                                 ------------    ------------
                                                    4,159,000       3,339,000
Deferred tax liabilities:
    Excess tax accumulated depreciation                 3,000           3,000
                                                 ------------    ------------
Total deferred tax asset                            4,156,000       3,336,000
    Valuation allowance for deferred tax asset     (4,156,000)     (3,336,000)
                                                 ------------    ------------
Net deferred tax asset                           $         --    $         --
                                                 ============    ============

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------


At December 31, 2005, the Company has federal net operating loss carryforwards of approximately $8,100,000, which expire in the years 2006 through 2024, state net operating loss carryforwards of approximately $6,200,000, which expire in the years 2010 through 2013, and general business credit carryforwards of approximately $74,000, which expire in the years 2012 through 2023. At December 31, 2005 and 2004, federal net operating losses expired in the amount of approximately $259,000 and $195,000, respectively. A total of approximately $221,000 federal net operating losses is set to expire on December 31, 2005.

The change in the valuation allowance account from December 31, 2004 to December 31, 2005 was $883,000, which is principally due to the change in management's estimates as well as an increase in the Company's net operating loss carryforward including expiration of prior years' net operating losses.


NOTE 15 - SUBSEQUENT EVENTS

Subsequent to the financial statements the company entered into consulting agreements with two Director/Shareholders whereby the consultants will utilize its established process and reasonable commercial efforts to secure a commercial relationship with potential candidates. This commercial relationship may include the license or transfer of intellectual property, product rights, manufacturing rights, patents, or development assistance. A fee will be paid to the consultant in the amount of $5,000 per month for services provided between January 1, 2006 and June 30, 2006, in the form of common stock priced at $0.10 per share. A success fee is included in the agreement of the Company enters into a commercial relationship.

Subsequent to the financial statements two officer/Directors loaned the Company a cumulative amount of $125,000 in the form of a conventional term note, due and payable on June 30, 2006 bearing at interest rate of 12% per year. The Company was also loaned $35,000 by two non-Officer/Director shareholders under the same terms and conditions.