Form 10QSB
period 2006-03-31
ADVANCED BIOTHERAPY INC
filed 2006-05-22
CIK 791833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2006
                                       OR
|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
      ______________

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

Indicate by mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES |_| NO

As of May 6, 2006, the Registrant had 54,348,346 shares of common stock, $0.001 par value, outstanding.

      ---------------------------------------------------------------------

                                TABLE OF CONTENTS

ITEM                                                                        PAGE

                                     PART I.

1.  Financial Statements
    a.   Balance Sheets - March 31, 2006 (unaudited) and December 31,
         2005..................................................................1
    c. Statements of Operations -- Three Months Ended March 31, 2006 (unaudited), March 31, 2005 (unaudited), and from Inception through March 31, 2006 (unaudited)....................................2

    d. Statement of Cash Flows - Three Months Ended March 31, 2006 (unaudited), March 31, 2005 (unaudited) and from Inception through March 31, 2006 (unaudited)....................................3

    e.   Notes to Financial Statements.........................................4

2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations.................................................10

3.  Controls and Procedures...................................................13

                                    PART II.

6.  Exhibits and Reports on Form 8-K..........................................14

PART I

ITEM 1. FINANCIAL STATEMENTS

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                        March 31,
                                                                           2006        December 31,
                                                                       (Unaudited)         2005
                                                                       ------------    ------------
ASSETS

  CURRENT ASSETS
    Cash                                                               $      9,265    $     22,068
    Notes receivable - related party                                         46,619          46,619
    Interest receivable - related party                                      18,848          18,090
    Deposits and prepaid expenses                                                --              --
                                                                       ------------    ------------
         Total Current Assets                                                74,732          86,777
                                                                       ------------    ------------

  PROPERTY, PLANT AND EQUIPMENT, net                                        289,445         294,428
                                                                       ------------    ------------

  OTHER ASSETS
    Deferred loan origination fees, net of accumulated amortization           2,524           7,283
    Patents and patents pending, net of accumulated amortization            881,147         883,002
                                                                       ------------    ------------
         Total Other Assets                                                 883,671         890,285
                                                                       ------------    ------------

TOTAL ASSETS                                                           $  1,247,848    $  1,271,490
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES
    Accounts payable and accrued expenses                              $    229,122    $    246,776
    Accounts payable and accrued expenses - related party                   242,501         182,200
    Loan payable - related party                                                 --              --
    Accrued interest on term and convertible debt                           165,326              --
    Current portion of term and convertible notes payable                 4,640,486       4,490,485
    Other Current Liabilities                                                    --              --
                                                                       ------------    ------------
         Total Current Liabilities                                        5,277,435       4,919,461
                                                                       ------------    ------------

  LONG-TERM DEBT
    Convertible notes payable, net of current portion                     1,286,133       1,286,134
    Note payable to related parties                                         127,631         127,631
                                                                       ------------    ------------
         Total Long-Term Debt                                             1,413,764       1,413,765
                                                                       ------------    ------------

  TOTAL LIABILITIES                                                       6,691,199       6,333,226
                                                                       ------------    ------------

  COMMITMENTS AND CONTINGENCIES                                                  --              --
                                                                       ------------    ------------

  STOCKHOLDERS' DEFICIT
    Preferred stock, par value $0.001; 20,000,000 shares authorized,
      no shares issued and outstanding                                           --              --
    Common stock, par value $0.001; 200,000,000 shares authorized,
      54,348,346 shares issued and outstanding                               54,347          54,347
    Additional paid-in capital                                            6,989,112       6,948,814
    Stock options and warrants                                            1,348,051       1,235,551
    Deficit accumulated during development stage                        (13,834,861)    (13,300,448)
                                                                       ------------    ------------
         Total Stockholders' Deficit                                     (5,443,351)     (5,061,736)
                                                                       ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $  1,247,848    $  1,271,490
                                                                       ============    ============

   The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                           From Inception
                                                                         (December 2, 1985)
                                               Quarter Ended March 31,         through
                                            ----------------------------      March 31,
                                                2006           2005             2006
                                            (Unaudited)     (Unaudited)      (Unaudited)
                                            ------------    ------------    ------------
REVENUES                                    $         --    $         --    $     89,947
                                            ------------    ------------    ------------

OPERATING EXPENSES
  Research and development                         2,597          93,685       3,918,131
  Promotional fees                                    --              --          62,570
  Professional fees                               42,418          70,663       3,003,492
  Business development                            39,500              --         121,000
  Vesting of stock options and warrants          151,700         172,200       1,383,309
  Warrants - scientific advisory board                --              --           1,900
  Directors' fees                                     --              --         299,053
  Depreciation and amortization                   26,105          24,707         906,511
  Administrative salaries and benefits            92,196          69,177       1,470,194
  Insurance                                           --          18,257         324,452
  Shareholder relations and transfer fees          3,000           8,690         314,398
  Rent                                             5,100           5,100         356,478
  Travel and entertainment                            35          13,568         330,834
  Telephone and communications                       843           1,791          63,260
  Office                                           1,371           1,773          83,239
  General and administrative                       4,062           5,984         755,818
                                            ------------    ------------    ------------
      Total Operating Expenses                   368,927         485,595      13,394,639
                                            ------------    ------------    ------------

LOSS FROM OPERATIONS                            (368,927)       (485,595)    (13,304,692)

OTHER INCOME (EXPENSES)
  Miscellaneous income                                --             250          27,682
  Interest and dividend income                       938           1,850         172,377
  Internal gain on sale of securities                 --              --         157,520
  Forgiveness of debt                                 --              --       2,192,837
  Forgiveness of payables                             --              --          45,396
  Loss on disposal of office equipment                --              --          (2,224)
  Loss on abandonment of patents                      --                         (43,675)
  Interest expense                              (166,424)       (139,571)     (3,080,082)
                                            ------------    ------------    ------------
      Total Other Income (Expenses)             (165,486)       (137,471)       (530,169)
                                            ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                        (534,413)       (623,066)    (13,834,861)

INCOME TAXES                                          --              --              --
                                            ------------    ------------    ------------

NET LOSS                                    $   (534,413)   $   (623,066)   $(13,834,861)
                                            ============    ============    ============

  BASIC AND DILUTED NET LOSS
  PER COMMON SHARE                          $      (0.01)   $      (0.01)
                                            ============    ============

  WEIGHTED AVERAGE NUMBER OF
  BASIC AND DILUTED COMMON STOCK
  SHARES OUTSTANDING                          54,348,346      54,032,557
                                            ============    ============

   The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                       From Inception
                                                                                     (December 2, 1985)
                                                           Quarter Ended March 31,         through
                                                            2006             2005      March 31, 2006
                                                        (Unaudited)      (Unaudited)     (Unaudited)
                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                            $   (534,413)   $   (623,066)   $(13,834,861)
  Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization                             26,105          24,707         848,623
    Loss on disposal of equipment                                                 --           2,224
    Loss on impairment of patents                                                 --          43,675
    Investment income                                                             --        (157,520)
    Expenses paid through issuance of common stock                                --         291,339
    Expenses paid through issuance                                                --
      of common stock warrants and options                   151,700         214,600       1,551,162
    Accrued interest paid by convertible debt                                     --       2,523,549
    Expenses paid through contribution
      of additional paid-in capital                            1,098           1,098          65,844
    Organization costs                                                            --          (9,220)
    Decrease (increase) in assets:                                                                --
        Marketable securities                                                     --              --
        Deposits and prepaid expenses                                         (5,887)             --
        Interest receivable                                     (758)           (758)        (59,416)
        Deferred loan origination cost                                            --        (157,295)
    Increase (decrease) in liabilities:                                                           --
        Accounts payable and accrued expenses                (17,654)         65,873         306,663
        Accounts payable and accrued expenses -
          related parties                                     60,301         (31,393)        301,469
        Accrued Interest                                     165,326         139,571              --
                                                        ------------    ------------    ------------

           Net cash used in operating activities            (148,295)       (215,255)     (8,283,764)
                                                        ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                      (858)       (385,339)
  Acquisition of patents                                     (14,508)        (23,985)             --
                                                        ------------    ------------    ------------

            Net cash used in investing activities            (14,508)        (24,843)       (385,339)
                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                          --              --       2,457,254
  Internal gain on sale of securities                             --              --         157,520
  Proceeds from convertible notes                                 --              --       6,754,000
  Proceeds from notes payable                                150,000              --         538,508
  Payments on notes payable                                       --              --              --
                                                        ------------    ------------    ------------

            Net cash provided by financing activities        150,000              --       9,907,282
                                                        ------------    ------------    ------------

  Net increase (decrease) in cash                            (12,803)       (240,098)          9,265

  Cash beginning                                              22,068         367,337              --
                                                        ------------    ------------    ------------

  Cash, ending                                          $      9,265    $    127,239    $      9,265
                                                        ============    ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

  Interest expense paid                                 $         --    $        128    $    341,166
                                                        ============    ============    ============
  Income taxes paid                                     $         --    $         --    $         --
                                                        ============    ============    ============

NON-CASH FINANCING AND INVESTING ACTIVITIES:

  Common stock issued in exchange for
     professional fees and expenses                     $         --    $         --    $    400,868
  Contributed expenses                                  $      1,098    $      1,098    $     65,844
  Common stock issued for a loan payable                $         --    $         --    $    213,381
  Common stock issued for notes receivable              $         --    $         --    $    246,619
  Common stock returned in payment of
     notes and interest receivable                      $         --    $         --    $    240,568
  Warrants and options issued for services
     and accrued expenses                               $    151,700    $    214,600    $  1,551,162
  Common stock issued on cashless exercise of
     warrants                                           $         --    $         --    $     15,011
  Accrued interest paid by convertible debt             $         --    $         --    $  2,523,549
  Common stock issued for convertible debt              $         --    $         --    $    707,156
  Forgiveness of debt                                   $         --    $         --    $    145,400

   The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2006
--------------------------------------------------------------------------------

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

For the three months ended March 31, 2006, the Company incurred a net loss of $534,413 and had an accumulated deficit during the development stage of $13,834,861. The Company has limited funds for research and development costs and operations and it does not have a source of revenues to continue its operations, research and development costs or to service its debt at maturity. For the twelve-month period subsequent to March 31, 2006, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $1,800,000 for operations and approximately $4,600,000 to repay the current portion of convertible debt. The future of the Company is dependent upon securing additional debt or equity funding and future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system. Management's goal is to forge a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, future cash requirements may be met through licensing fees and royalties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2006
--------------------------------------------------------------------------------

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2006
--------------------------------------------------------------------------------

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to thirty-nine years.

The following is a summary of property, equipment and accumulated depreciation at March 31, 2006 and December 31, 2005:

                                                     March 31,     December 31,
                                                       2006            2005
                                                   ------------    ------------
                                                       Cost            Cost
                                                   ------------    ------------
Lab equipment                                      $     31,891    $     31,891
Office equipment                                         13,777          13,777
Furniture and fixtures                                   22,539          22,539
Clean room                                              271,786         271,786
                                                   ------------    ------------
    Total assets                                        339,993         339,993
Less accumulated depreciation                           (50,548)        (45,565)
                                                   ------------    ------------
    Net fixed assets                               $    289,445    $    294,428
                                                   ============    ============

Depreciation and amortization expense for the three months ended March 31, 2006 and 2005 were $4,983 and $5,344, respectively.

NOTE 4 - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 20,000,000 shares of non-assessable $0.001 par value preferred stock. As of March 31, 2006, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 200,000,000 shares of non-assessable $0.001 par value common stock. Each share of stock is entitled to one vote at the annual shareholders' meeting. No common stock shares were issued during the three months ending March 31, 2006.

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS

Omnibus Equity Incentive Plan
In 2000, the board of directors approved an Omnibus Equity Incentive Plan, which was later approved by the stockholders in December 2001. The purpose of the plan is to promote the long-term success of the Company and the creation of stockholder value by encouraging employees, outside directors and consultants to focus on the achievement of critical long-range objectives. The plan endeavors to attract and maintain such individuals with exceptional qualifications and to link them directly to stockholder interests through increased stock ownership. The plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or non-statutory stock options) and stock appreciation rights ("SAR's"). The aggregate number of options, SARs, stock units and restricted shares awarded under the plan was initially 4,000,000 common shares plus an annual increase of the lesser of two and one-half percent of the total number of common shares then outstanding or 250,000 common shares. No options were issued under this plan during the three months ending March 31, 2006. However, 1,200,000 options vested during the first quarter of 2006, and the resulting expense of $147,600 was recorded in the accompanying statement of operations.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2006
--------------------------------------------------------------------------------

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

The following is a summary of the Company's equity compensation plans:

                                                                                            Number of securities
                                     Number of securities to       Weighted-average       remaining available for
                                     be issued upon exercise      exercise price of        future issuance under
               Plan                   of outstanding options     outstanding options     equity compensation plans
----------------------------------- --------------------------- ----------------------- ----------------------------
Equity compensation plan approved            4,990,000                  $0.18                      260,000
  by security holders (1)

(1) Omnibus Equity Incentive Plan

Following is a summary of the status of the options during the year ended December 31, 2005 and the period ended March 31, 2006:

                                                                     Weighted
                                                                     Average
                                                      Number         Exercise
                                                    of Shares         Price
                                                   ------------    ------------
Outstanding at January 1, 2005                        6,357,953    $       0.17
Granted                                               5,178,453            0.15
Exercised                                                    --              --
Forfeited                                            (2,637,953)          (0.14)
                                                   ------------    ------------
Options outstanding at December 31, 2005              8,898,453            0.16
Granted                                                      --              --
Exercised                                                    --              --
Forfeited/Expired                                            --              --
                                                   ------------    ------------
Options outstanding and exercisable
  at March 31, 2006                                   8,898,453    $       0.16
                                                   ============    ============

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2006
--------------------------------------------------------------------------------

Summarized information about stock options outstanding and exercisable at March 31, 2006 is as follows:

                                           Outstanding and Exercisable Options
                          -----------------------------------------------------------------------
Exercise Price Range        Number of          Weighted Average             Weighted Average
                             Shares             Remaining Life               Exercise Price
---------------------     --------------    ------------------------     ------------------------
   $0.10 - $0.42            8,898,453                6.16                        $ 0.16

NOTE 6 - NON-CASH COMMITMENT AND WARRANTS

During February 2003, the Company issued warrants to purchase a total of 100,000 shares of common stock to two outside consultants. These warrants have an exercise price of $0.16 per share, expire in seven years, and vest over a period of three years, with the first one-third of such warrants vesting in 2005, the next one-third in 2005 and the remaining one-third vesting in 2006. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock warrants: strike price at $0.16, risk free interest rate of 5%, expected life of seven years, and expected volatility of 82% with no dividends expected to be paid. The Company records an expense for the value of these warrants based upon these Black Scholes assumptions of $12,300 ($0.123 per option) over the three years as the warrants vest. During the three months ended March 31, 2006, the final $4,100 was recorded under these warrants.

During the year ended December 31, 2004, a warrant to purchase 100,000 shares of common stock was exercised using the cashless conversion feature, resulting in the issuance of 47,917 shares of common stock.

Summarized information about stock warrants outstanding and exercisable at March 31, 2006, is as follows:

                    Number of         Weighted Average           Average
                    warrants           Remaining Life        exercise price
               ------------------    ------------------    ------------------
Outstanding         5,504,227                3.86                 $0.16
Exercisable         5,384,227                3.95                 $0.16

During 2005, the Company granted warrants to purchase up to 380,000 shares of common stock at an exercise price of $0.10 - $0.20 per share for services. Subject to the terms of such warrants, 260,000 warrants are presently exercisable, and expire February 24, 2015 through August 24, 2015. The remaining 120,000 warrants vest 1/3 each year commencing December 31, 2006.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2006
--------------------------------------------------------------------------------

NOTE 7- CONCENTRATIONS

Bank Accounts and investments
The Company maintains cash in a money market account at a bank in California. The funds on deposit are not insured by the FDIC and, therefore, a total of $8,265 is at risk on March 31, 2006.

NOTE 8- COMMITMENTS AND CONTINGENCIES

The Company is not able to repay its convertible debt and other notes payable as of June 1, 2006. The Company through a special committee of the Board of Directors is exploring discussions with the lead holder of such convertible notes (a director of the Company) regarding terms and conditions relating to raising additional capital for the Company and modifying the convertible notes to reduce the conversion price of such outstanding convertible notes and other notes payable. No assurances can be given that any satisfactory arrangements will be made with the convertible note holders, or, if the convertible note holders propose a debt restructuring, that the Board of Directors will approve any such arrangements. No assurances can be given that the holders of the convertible notes would agree to defer payment beyond June 1, 2006. Absent any other arrangements with the convertible note holders, it is expected that after expiration of the applicable cure period, the Company will be in payment default.

During the first quarter of 2005, the Company entered into an agreement, approved by the Board of directors, with a consultant whereby the consultant will utilize its established process and reasonable commercial efforts to secure a commercial relationship with potential candidates. This commercial relationship may include the license or transfer of intellectual property, product rights, manufacturing rights, patents, or development assistance. A fee will be paid to the consultant in the amount of $5,000 per month for services provided between January 1, 2005 and September 30, 2005 upon the Company receiving funding either in the form of a licensing agreement or equity or debt financing. Additionally, the consultant will be reimbursed for reasonable out-of-pocket costs. A success fee is included in the agreement if the Company enters into a commercial relationship within eighteen months from the termination of the agreement with a candidate brought to the Company by the consultant.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to March 31, 2006, the Company received $48,000 from related parties for conventional term notes and $38,000 from unrelated parties for term notes convertible at $0.07 per share. All of these notes are due June 30, 2006 and bear interest at 12% per annum.

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

OVERVIEW

      The Company had $9,265 in cash and investments as of March 31, 2006. Management anticipates that current funds will enable the Company to continue severely restricted operations through June 2006. This amount of cash is inadequate to meet the Company's projected minimum cash requirements for full operations for the next 12 months of approximately $6,400,000, including payment of the current portion of convertible notes payable due June 1, 2006 in the amount of $4,490,485 and other term notes due June 30, 2006, in the principal amount of $236,500, including term notes received subsequent to March 31, 2006.

      The Company is not able to repay its convertible debt and other notes payable as of June 1, 2006. The Company through a special committee of the Board of Directors is exploring discussions with the lead holder of such convertible notes (a director of the Company) regarding terms and conditions relating to raising additional capital for the Company and modifying the convertible notes to reduce the conversion price of such outstanding convertible notes and other notes payable. No assurances can be given that any satisfactory arrangements will be made with the convertible note holders, or, if the convertible note holders propose a debt restructuring, that the Board of Directors will approve any such arrangements. No assurances can be given that the holders of the convertible notes would agree to defer payment beyond June 1, 2006. Absent any other arrangements with the convertible note holders, it is expected that after expiration of the applicable cure period, the Company will be in payment default.

      The Company does not have a source of revenues to continue its operations, or research and development costs beyond the current available funds. In order to meet projected operational and research and development costs, the Company will have to raise funds through the issuance, for cash, of common or preferred stock, convertible debt or loans. There is no assurance, however, that the Company will be able to raise sufficient capital to meet those cash requirements for the next three months or longer.

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

      In terms of the Company's long-term convertible debt, as of March 31, 2006, the approximate principal balance of $4,483,085, $1,033,889 and $252,245 matures on June 1, 2006, September 30, 2007 and September 30, 2009, respectively. Additionally, the Company owes $7,400 to one noteholder whose convertible pay-in-kind note matured on September 30, 2004. The Company has attempted unsuccessfully to locate this noteholder. During the first quarter of 2006, the Company also incurred non-convertible term debt due on June 30, 2006 in the cumulative amount of $150,000. Of that amount, $125,000 was loaned by an officer and a director of the Company. Subsequent to M arch 31, 2006, the Company received an additional (i) $38,000 in debt, convertible at $0.07 per share at June 30, 2006, and (ii) $48,500 in new convertible term debt due June 30, 2006.

      The Company's business development plan for 2006, subject to satisfying its convertible note and other note payable obligations and raising additional capital, principally focuses on the following five specific elements:

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

      We believe that the Company is a leader in conducting investigational clinical trials allowing us to secure intellectual property for anti-cytokine based treatments of certain autoimmune diseases by the use of antibodies directed at certain cytokines, most notably interferon-gamma and tumor necrosis factor-alpha. We have no revenues or FDA-approved products, and cannot predict when we might anticipate having proprietary marketed products. Accordingly, our cash flows depend substantially on the success of our ability to enter into licensing and royalty arrangements, and raise capital through the use of equity or debt private placements.

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

      In general, we have a history of operating losses and have not generated any revenue. As of March 31, 2006, we had an accumulated deficit of approximately $13,834,800. Subject to raising capital and making satisfactory arrangements with the holders of convertible notes that are due on June 1, 2006, over the next several months, we expect to incur substantial additional expenses as we continue to identify and develop potential products and invest in research. Since we or potential collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain.

      The Company has no expected purchases or sales of significant equipment and there are no expected significant changes in the number of employees of the Company.

RESULTS OF OPERATIONS - Three months ended March 31, 2006 and 2005.

      The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

LIQUIDITY AND CAPITAL RESOURCES.

      To date, we have financed our operations through private placements of equity and convertible debt securities. The Company had $9,265 in cash and cash equivalents as of March 31, 2006 and had issued and outstanding 54,348,34654 shares of its Common Stock.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO 2005.

      For the three months ended March 31, 2006, the Company realized a net loss of $534,413 compared to a net loss of $623,066 for the three months ended March 31, 2005. The Company had decreases in expenses over the three months ended March 31, 2005, consisting primarily of the following: decreased research and development expenses of $91,008, decreased professional fees of $28,245, decreased vesting of stock options and warrants of $20,500, decreased insurance of $18,257, decreased shareholder relations and transfer fees expenses of $5,690, decreased travel and entertainment of $13,533, and increased interest expense of $26,853, net of increased administrative salaries and benefits of $23,019.

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

   (b) Reports on Form 8-K

      The Registrant filed the following reports on Form 8-K during the quarter ended March 31, 2006:

      1. March 22, 2006. The Registrant reported that Advanced Biotherapy, Inc. has entered into an initial Memorandum of Understanding (MOU) with Battelle for the development and use of monoclonal antibodies to treat humans and animals exposed to anthrax and plague as well as autoimmune diseases.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized as of May 18, 2006.

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