Form 10QSB
period 2006-06-30
ADVANCED BIOTHERAPY INC
filed 2006-08-21
CIK 791833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2006

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

As of August 1, 2006, the Registrant had 54,348,346 shares of common stock, $0.001 par value, outstanding.

                                   ----------

                                TABLE OF CONTENTS

ITEM                                                                                   PAGE
                                                                                       ----
                                     PART I.
1.   Financial Statements

     a.   Balance Sheets - June 30, 2006 (unaudited) and December 31, 2005............    1

     b.   Statements of Operations -- Three months ended June 30, 2006 (unaudited),
          June 30, 2005 (unaudited); Six months ended June 30, 2006 (unaudited),
          June 30, 2005 (unaudited); and from Inception through
          June 30, 2006 (unaudited)...................................................    2

     c.   Statement of Cash Flows - Six months ended June 30, 2006 (unaudited),
          June 30, 2005 (unaudited) and from Inception through June
          30, 2006 (unaudited)........................................................    3

     d.   Notes to Financial Statements...............................................    4

2.   Management's Discussion and Analysis of Financial Condition and Results
     of Operations....................................................................   10

3.   Controls and Procedures..........................................................   13

                                    PART II.

2.   Changes in Securities............................................................   14

6.   Exhibits and Reports on Form 8-K.................................................   14


PART I

ITEM 1.  FINANCIAL STATEMENTS

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

                                                                         June 30,
                                                                          2006       December 31,
                                                                       (Unaudited)       2005
                                                                      ------------   ------------
ASSETS
  CURRENT ASSETS
    Cash                                                              $     21,447   $     22,068
    Notes receivable - related party                                        46,619         46,619
    Interest receivable - related party                                     19,605         18,090
    Deposits and prepaid expenses                                               --             --
                                                                      ------------   ------------
        Total Current Assets                                                87,671         86,777
                                                                      ------------   ------------
  PROPERTY, PLANT AND EQUIPMENT, net                                       284,920        294,428
                                                                      ------------   ------------
  OTHER ASSETS
    Deferred loan origination fees, net of accumulated amortization             --          7,283
    Patents and patents pending, net of accumulated amortization           816,222        883,002
                                                                      ------------   ------------
        Total Other Assets                                                 816,222        890,285
                                                                      ------------   ------------
TOTAL ASSETS                                                          $  1,188,813   $  1,271,490
                                                                      ============   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES
    Accounts payable and accrued expenses                             $    189,823   $    246,776
    Accounts payable and accrued expenses - related party                  219,837        182,200
    Loan payable - related party                                           361,500             --
    Accrued interest on term and convertible debt                            8,962             --
    Current portion of term and convertible notes payable                4,740,466      4,490,485
    Other Current Liabilities                                                   --             --
                                                                      ------------   ------------
        Total Current Liabilities                                        5,520,588      4,919,461
                                                                      ------------   ------------
    LONG-TERM DEBT
      Convertible notes payable, net of current portion                  1,362,624      1,286,134
      Note payable to related parties                                      127,631        127,631
                                                                      ------------   ------------
        Total Long-Term Debt                                             1,490,255      1,413,765
                                                                      ------------   ------------
    TOTAL LIABILITIES                                                    7,010,843      6,333,226
                                                                      ------------   ------------
    COMMITMENTS AND CONTINGENCIES                                               --             --
                                                                      ------------   ------------
    STOCKHOLDERS' DEFICIT
      Preferred stock, par value $0.001; 20,000,000 shares authorized,
        no shares issued and outstanding                                        --             --
      Common stock, par value $0.001; 200,000,000 shares authorized,
        54,348,346 shares issued and outstanding                            54,347         54,347
      Additional paid-in capital                                         6,990,223      6,948,814
      Stock options and warrants                                         1,348,051      1,235,551
      Deficit accumulated during development stage                     (14,214,651)   (13,300,448)
                                                                      ------------   ------------
        Total Stockholders' Deficit                                     (5,822,030)    (5,061,736)
                                                                      ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $  1,188,813   $  1,271,490
                                                                      ============   ============

         The accompanying condensed notes are an integral part of these interim financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

                                                    Three Months Ended           Six Months Ended
                                                          June 30,                   June 30,               From Inception
                                                --------------------------   -------------------------   (December 2, 1985)
                                                   2006             2005           2006         2005          through
                                                -----------   ------------   -----------   -----------    June 30, 2006
                                                (Unaudited)    (Unaudited)   (unaudited)   (unaudited)       (Unaudited)
                                                -----------   ------------   -----------   -----------   ------------------
REVENUES                                        $        --    $        --   $        --   $        --     $     89,947
                                                -----------    -----------   -----------   -----------     ------------
OPERATING EXPENSES
  Research and development                            2,303         72,746         4,900       166,431        3,920,434
  Promotional fees                                       --            212            --           212           62,570
  Professional fees                                  59,573         38,793       101,991       109,456        3,063,065
  Business development                                   --                       39,500                        121,000
  Vesting of stock options and warrants                  --        418,000       151,700       590,200        1,383,309
  Warrants - scientific advisory board                   --          1,900            --         1,900            1,900
  Directors' fees                                        --                           --                        299,053
  Depreciation and amortization                      24,067         25,354        50,172        50,061          930,578
  Administrative salaries and benefits               11,575         71,184       103,771       140,361        1,481,769
  Insurance                                              --         18,256            --        36,513          324,452
  Shareholder relations and transfer fees             3,000          3,000         6,000        11,690          317,398
  Rent                                                5,100          5,100        10,200        10,200          361,578
  Travel and entertainment                            1,349          5,313         1,384        18,881          332,183
  Telephone and communications                        1,460          1,157         2,303         2,948           64,720
  Office                                                371          1,409         1,742         3,182           83,610
  General and administrative                          8,190          9,116        12,252        15,100          764,008
                                                -----------    -----------   -----------   -----------     ------------
    Total Operating Expenses                        116,988        671,540       485,915     1,157,135       13,511,627
                                                -----------    -----------   -----------   -----------     ------------
LOSS FROM OPERATIONS                               (116,988)      (671,540)     (485,915)   (1,157,135)     (13,421,680)
OTHER INCOME (EXPENSES)
  Miscellaneous income                                   --                           --                         27,682
  Interest and dividend income                          916          2,432         1,854         2,682          173,293
  Internal gain on sale of securities                    --          1,237            --         3,087          157,520
  Forgiveness of debt                                    --                           --                      2,192,837
  Forgiveness of payables                                --                           --                         45,396
  Loss on disposal of office equipment                   --                           --                         (2,224)
  Loss on impairment or abandonment of patents      (92,500)                     (92,500)                      (136,175)
  Interest expense                                 (171,218)      (143,091)     (337,642)     (282,662)      (3,251,300)
                                                -----------    -----------   -----------   -----------     ------------
    Total Other Income (Expenses)                  (262,802)      (139,422)     (428,288)     (276,893)        (792,971)
                                                -----------    -----------   -----------   -----------     ------------
LOSS BEFORE INCOME TAXES                           (379,790)      (810,962)     (914,203)   (1,434,028)     (14,214,651)
INCOME TAXES                                             --             --            --            --               --
                                                -----------    -----------   -----------   -----------     ------------
NET LOSS                                        $  (379,790)   $  (810,962)     (914,203)  $(1,434,028)    $(14,214,651)
                                                ===========    ===========   ===========   ===========     ============
    BASIC AND DILUTED NET LOSS
    PER COMMON SHARE                            $     (0.01)   $     (0.02)        (0.02)  $     (0.03)
                                                ===========    ===========   ===========   ===========
    WEIGHTED AVERAGE NUMBER OF
    BASIC AND DILUTED COMMON STOCK
    SHARES OUTSTANDING                           54,348,346     54,032,557    54,348,346    54,032,557
                                                ===========    ===========   ===========   ===========

              The accompanying condensed notes are an integral part
                     of these interim financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

                                                                                               From Inception
                                                                  Period Ended June 30,      (December 2, 1985)
                                                                -------------------------          through
                                                                   2006           2005          June 30, 2006
                                                                ---------    ------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                    $(914,203)    $(1,434,028)      $(14,214,651)
  Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization                                  50,172          50,061            872,690
    Loss on disposal of equipment                                                      --              2,224
    Loss on impairment of patents                                  92,500              --            136,175
    Investment income                                                                  --           (157,520)
    Expenses paid through issuance of common stock                                     --            291,339
    Expenses paid through issuance                                                                       --
      of common stock warrants and options                        151,700         632,600          1,551,162
    Accrued interest paid by convertible debt                     326,471         280,325          2,850,020
    Expenses paid through contribution                                                                    --
      of additional paid-in capital                                 2,209           2,209             66,955
    Organization costs                                                                 --             (9,220)
    Decrease (increase) in assets:                                                                        --
      Marketable securities                                                            --                 --
      Deposits and prepaid expenses                                                13,076                 --
      Interest receivable                                          (1,515)         (1,515)           (60,173)
      Deferred loan origination cost                                                   --           (157,295)
    Increase (decrease) in liabilities:                                                                   --
      Accounts payable and accrued expenses                       (56,953)         79,875            267,364
      Accounts payable and accrued expenses - related parties      37,637          14,350            278,805
      Accrued Interest                                              8,962              --                 --
                                                                ---------     -----------       ------------
        Net cash used in operating activities                    (303,020)       (363,047)        (8,282,125)
                                                                ---------     -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                           (858)          (385,339)
  Acquisition of patents                                          (59,101)        (66,786)                --
                                                                ---------     -----------       ------------
        Net cash used in investing activities                     (59,101)        (67,644)          (385,339)
                                                                ---------     -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                               --              --          2,457,254
  Internal gain on sale of securities                                  --              --            157,520
  Proceeds from convertible notes                                      --         100,000          6,754,000
  Proceeds from notes payable                                     361,500              --            750,008
  Payments on notes payable                                            --              --                 --
                                                                ---------     -----------       ------------
        Net cash provided by financing activities                 361,500         100,000         10,118,782
                                                                ---------     -----------       ------------
  Net increase (decrease) in cash                                    (621)       (330,691)            21,447
  Cash beginning                                                   22,068         367,337                 --
                                                                ---------     -----------       ------------
  Cash, ending                                                  $  21,447     $    36,646       $     21,447
                                                                =========     ===========       ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest expense paid                                         $      --     $        --       $    341,166
                                                                =========     ===========       ============
  Income taxes paid                                             $      --     $        --       $         --
                                                                =========     ===========       ============
NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Common stock issued for a loan payable                        $      --     $        --       $    213,381
  Common stock issued for notes receivable                      $      --     $        --       $    246,619
  Common stock returned in payment of
    notes and interest receivable                               $      --     $        --       $    240,568
  Common stock issued on cashless exercise of warrants          $      --     $        --       $     15,011
  Accrued interest paid by convertible debt                     $ 354,471     $   280,325       $  2,878,020
  Common stock issued for convertible debt                      $      --     $        --       $    707,156
  Forgiveness of debt                                           $      --     $        --       $    145,400

         The accompanying condensed notes are an integral part of these interim financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2006

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

For the six months ended June 30, 2006, the Company incurred a net loss of $914,203 and had an accumulated deficit during the development stage of $14,214,651. The Company has limited funds for research and development costs and operations and it does not have a source of revenues to continue its operations, research and development costs or to service its debt at maturity. For the twelve-month period subsequent to June 30, 2006, the Company anticipates that its minimum cash requirements will be approximately $4,930,000 to repay the current portion of convertible and term debt, before consideration of its going concern cash requirements.. The Company is currently in default on convertible debt in the amount of $4,740,466 and term debt in the amount of approximately $190,000. The future of the Company is dependent upon securing additional debt or equity funding and future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system. One of management's goals is to forge a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, future cash requirements may be met through licensing fees and royalties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2006

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2006

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to thirty-nine years.

The following is a summary of property, equipment and accumulated depreciation at June 30, 2006 and December 31, 2005:

                                March 31,   December 31,
                                  2006          2005
                                ---------   ------------
                                   Cost         Cost
                                ---------   ------------
Lab equipment                   $ 31,891      $ 31,891
Office equipment                  13,777        13,777
Furniture and fixtures            22,539        22,539
Clean room                       271,786       271,786
                                --------      --------
  Total assets                   339,993       339,993
Less accumulated depreciation    (55,073)      (45,565)
                                --------      --------
  Net fixed assets              $284,920      $294,428
                                ========      ========

Depreciation expense for the six months ended June 30, 2006 and 2005 were $9,509 and $10,705, respectively.

NOTE 4 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 20,000,000 shares of non-assessable $0.001 par value preferred stock. As of June 30, 2006, the Company has not issued any preferred stock.

Common Stock

The Company is authorized to issue 200,000,000 shares of non-assessable $0.001 par value common stock. Each share of stock is entitled to one vote at the annual shareholders' meeting. No common stock shares were issued during the six months ended June 30, 2006.

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS

Omnibus Equity Incentive Plan

In 2000, the board of directors approved an Omnibus Equity Incentive Plan, which was later approved by the stockholders in December 2001. The purpose of the plan is to promote the long-term success of the Company and the creation of stockholder value by encouraging employees, outside directors and consultants to focus on the achievement of critical long-range objectives. The plan endeavors to attract and maintain such individuals with exceptional qualifications and to link them directly to stockholder interests through increased stock ownership. The plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or non-statutory stock options) and stock appreciation rights ("SAR's"). The aggregate number of options, SARs, stock units and restricted shares awarded under the plan was initially 4,000,000 common shares plus an annual increase of the lesser of two and one-half percent of the total number of common shares then outstanding or 250,000 common shares. No options were issued under this plan during the six months ended June 30, 2006. However, 1,200,000 options vested during the first quarter of 2006, and the resulting expense of $147,600 was recorded in the accompanying statement of operations.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2006

The following is a summary of the Company's equity compensation plans:

                             Number of
                            securities      Weighted-
                           to be issued     average      Number of securities
                           upon exercise    exercise         remaining
                                of          price of     available for future
                           outstanding     outstanding   issuance under equity
          Plan                options        options      compensation plans
------------------------   -------------   -----------   ---------------------
Equity compensation plan
  approved by security
  holders (1)                 4,990,000        $0.18             260,000

(1) Omnibus Equity Incentive Plan

Following is a summary of the status of the options during the year ended December 31, 2005 and the period ended June 30, 2006:

                                                                    Weighted
                                                                     Average
                                                       Number of    Exercise
                                                        Shares       Price
                                                       ---------    --------
Outstanding at January 1, 2005                          6,357,953    $ 0.17
Granted                                                 5,178,453      0.15
Exercised                                                      --        --
Forfeited                                              (2,637,953)    (0.14)
                                                       ----------    ------
Options outstanding at December 31, 2005                8,898,453      0.16
Granted                                                        --        --
Exercised                                                      --        --
Forfeited/Expired                                              --        --
                                                       ----------    ------
Options outstanding and exercisable at June 30, 2006    8,898,453    $ 0.16
                                                       ==========    ======

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2006

Summarized information about stock options outstanding and exercisable at June 30, 2006 is as follows:

                             Outstanding and Exercisable Options
                       -----------------------------------------------
                       Number of   Weighted Average   Weighted Average
Exercise Price Range    Shares       Remaining Life     Exercise Price
--------------------   ---------   ----------------   ----------------
   $0.10 - $0.42       8,898,453         5.91               $0.16

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

Summarized information about stock warrants outstanding and exercisable at June 30, 2006, is as follows:

              Number of   Weighted Average   Average exercise
               warrants    Remaining Life         price
              ---------   ----------------   ----------------
Outstanding   5,504,227         3.61               $0.16
Exercisable   5,384,227         3.70               $0.16

During 2005, the Company granted warrants to purchase up to 380,000 shares of common stock at an exercise price of $0.10 - $0.20 per share for services. Subject to the terms of such warrants, 260,000 warrants are presently exercisable, and expire February 24, 2015 through August 24, 2015. The remaining 120,000 warrants vest 1/3 each year commencing December 31, 2006.

NOTE 7- CONCENTRATIONS

Bank Accounts and investments

The Company maintains cash in a money market account at a bank in California. The funds on deposit are not insured by the FDIC and, therefore, a total of $21,447 is at risk on June 30, 2006.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2006

NOTE 8- COMMITMENTS AND CONTINGENCIES

The Company was not able to repay its convertible debt payable as of June 1, 2006, and therefore is in default in the amount of approximately $4,740,000. Additionally, the Company had term notes due June 30, 2006 in the amount of approximately $190,000, which are unpaid, and therefore also in default. The Company through a special committee of the Board of Directors is exploring discussions with the lead holder of such convertible notes (a director of the Company) regarding terms and conditions relating to raising additional capital for the Company and modifying the convertible notes to reduce the conversion price of such outstanding convertible notes and other notes payable. No assurances can be given that any satisfactory arrangements will be made with the convertible note holders, or, if the convertible note holders propose a debt restructuring, that the Board of Directors will approve any such arrangements. No assurances can be given that the holders of the convertible notes would agree to defer payment beyond June 1, 2006. Absent any other arrangements with the convertible note holders, it is expected that after expiration of the applicable cure period, the Company will be in payment default.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to June 30, 2006, the Company raised an additional $26,000 from demand loans.

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

OVERVIEW

      The Company had $21,447 in cash and investments as of June 30, 2006. Management anticipates that current funds will enable the Company to continue severely restricted operations through September 2006. This amount of cash is inadequate to meet the Company's projected minimum cash requirements for full operations for the next 12 months.

      The Company has failed to pay the holders of its convertible notes due June 1, 2006 in the principal amount of approximately $4,740,000 as of June 30, 2006 and other Company term notes that matured June 30, 2006, in the principal amount of $190,000. Additionally, the Company has demand notes of approximately $170,000.

      The Company is not able to repay its convertible notes and other term notes that matured on or before June 30, 2006, or recent loans subsequent to June 30, 2006, which are payable on demand. The Company through a special committee of the Board of Directors continues to negotiate with the lead holder of its convertible notes, who is Richard Kiphart, a director of the Company, regarding terms and conditions relating to raising additional capital for the Company, restructuring the Company's convertible notes to reduce the conversion price thereof, and cancel the Company's indebtedness to noteholders and other creditors (non-professionals) through conversion or exchange of Company debt into Company common stock. No assurances can be given that any satisfactory arrangements will be made with Mr. Kiphart or other debtholders, or, that the Board of Directors will approve the terms and conditions proposed by the convertible noteholders. No assurances can be given that the holders of the convertible notes and other Company indebtedness will not seek to enforce their remedies against the Company.

      The Company does not have a source of revenues to continue its operations, or pay for research and development costs beyond the current available funds. In order to meet projected operational and research and development costs, the Company will have to raise funds through the issuance, for cash, of common or preferred stock, convertible debt or other loans. There is no assurance, however, that the Company will be able to raise sufficient capital to meet its cash requirements for the next three months or longer.

      During the second quarter of 2006, the Company has basically curtailed its operations and deferred its research and development projects. In order to conserve resources, management may consider delaying or discontinuing the filing of the Company's periodic reports to the Securities and Exchange Commission.

      As of June 30, 2006, with respect to the Company's original long-term convertible notes, the approximate principal balance of $4,740,000, matured on June 1. 2006, and $1,096,000 and $268,000 mature on September 30, 2007 and
September 30, 2009, respectively. Additionally, the Company owes $7,400 to one noteholder whose convertible pay-in-kind note matured on September 30, 2004. The Company has attempted unsuccessfully to locate this noteholder.

      During the second quarter of 2006, the Company also borrowed $173,500, payable upon demand, which loans have matured on June 30, 2006. Subsequent to June 30, 2006, the Company raised an additional $26,000 in demand loans.

      The Company's business development plan for 2006 is now under reconsideration, subject to satisfying its obligations to holders of its convertible notes and other indebtedness, and raising additional capital. Subject to the foregoing, it is anticipated that the Company's business development plan for 2006 will focus on the following, among other steps:

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

      We believe that the Company is a leader in conducting investigational clinical trials allowing us to secure intellectual property for anti-cytokine based treatments of certain autoimmune diseases by the use of antibodies directed at certain cytokines, most notably interferon-gamma and tumor necrosis factor-alpha. We have no revenues or FDA-approved products, and cannot predict when we might anticipate having proprietary marketed products. As of the date hereof, the Company has not entered into any agreement with a pharmaceutical or biotechnological company, or any out-licensing arrangements.

      In general, we have a history of operating losses and have not generated any revenue. As of June 30, 2006, we had an accumulated deficit of $14,214,651.

      The Company has no expected purchases or sales of significant equipment

RESULTS OF OPERATIONS - Six months ended June 30, 2006 and 2005.

      The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

LIQUIDITY AND CAPITAL RESOURCES.

      To date, we have financed our operations through private placements of equity and convertible debt securities. The Company had approximately $21,447 in cash and cash equivalents as of June 30, 2006, and had issued and outstanding 54,348,346 shares of its Common Stock.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO 2005.

      For the three months ended June 30, 2006, the Company realized a net loss of $379,790 compared to a net loss of $810,692 for the three months ended June 30, 2005. The Company had decreases in expenses over the three months ended June 30, 2006, consisting primarily of the following: decreased research and development expenses of $70,443, decreased stock option and warranty vesting of $418,000, decreased salaries and benefits of $59,609, decreased insurance of $18,256, decreased travel and entertainment of $3,964 and decreased interest and dividend income of $1,516, net of increased professional fees of $20,780, and net of loss on impairment or abandonment of patents of $92,500, and net of increased interest expense of $38,127.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO 2005.

      For the six months ended June 30, 2006, the Company realized a net loss of $914,203 compared to a net loss of $1,434,028 for the six months ended June 30, 2005. The Company had decreases in expenses over the six months ended June 30, 2006, consisting primarily of the following: decreased research and development expenses in the amount of $161,531, decreased professional fees of $7,465, decreased stock option and warrant vesting of $438,500, decreased administrative salaries and benefits of $36,590, decreased insurance of $36,513, deceased shareholder and transfer fees of $5,690, decreased travel and entertainment of $17,497, decreased interest and dividend income of $828, net of increased business development expenses of $39,500, net of loss on impairment or abandonment of patents of $92,500 and net of increased interest expense of $54,980.

ITEM 3.  CONTROLS AND PROCEDURES.

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

PART II

ITEM 2. (a) CHANGES IN SECURITIES.

      During the quarter ended June 30, 2006, the Board of Directors approved the issuance of additional convertible debt and convertible notes, respectively, in payment of accrued and unpaid interest (in lieu of cash payments) as of June 30, 2006, for the Company's 2002 Subordinated Convertible Pay-In-Kind Notes due June 1, 2006, the 2003 Subordinated Convertible Pay-In-Kind Notes due September 30, 2007, and the 2005 Subordinated Convertible Pay-In-Kind Notes due September 30, 2009.

      During the quarter ended June 30, 2006, the Company sold in a private placement (i) $38,000 principal amount of the Company's term promissory notes due June 30, 2006 that are convertible into the Company's 2005 Subordinated Convertible Pay-In-Kind Notes due September 30, 2009 or shares of Company Common Stock at a conversion price equal to $0.07 per share ("2006 Convertible Notes") and (ii) $173,500 principal amount of the Company's term promissory notes due June 30, 2006 ("2006 Term Notes"), which 2006 Term Notes were placed with Richard P. Kiphart, a director of the Company. The 2006 Convertible Notes and 2006 Term Notes bear interest at the rate of 12% per annum payable in cash. The Company offered the 2006 Convertible Notes and 2006 Term Notes pursuant to
Section 4(2) of the Securities Act of 1933, as amended. The proceeds from the placement of such Notes have been used for Company working capital purposes.

      Subsequent to the quarter ended June 30, 2006, the Company raised an additional $26,000 from demand loans made by Richard P. Kiphart, a director of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit
       Number   Description
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

(b)   Reports on Form 8-K

      The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized as of August 20, 2006.

                                            Advanced Biotherapy, Inc.
                                            (Registrant)


By: /s/Edmond F. Buccellato                 By: /s/William M. Finkelstein
    ----------------------------                --------------------------------
    Edmond F. Buccellato                        William M. Finkelstein
    President and CEO                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit   Description
-------   -----------
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