Form 10QSB/A
period 2006-06-30
ADVANCED BIOTHERAPY INC
filed 2006-08-23
CIK 791833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A

                                   (Mark One)

|X| Amendment to Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2006.

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

      --------------------------------------------------------------------

                          Introduction to Form 10-QSB/A

Advanced Biotherapy, Inc., filed its Form 10-QSB on August 21, 2006 ("Form 10-QSB"). The Form 10-QSB contains certain arithmetical errors in Part I. Financial Statements, Statements of Cash Flow, column captioned "From Inception (December 2, 1985) through June 30, 2006," which the Company hereby corrects by reason of the filing of this Form 10-QSB/A. The specific items of this Form 10-QSB/A which contain corrections to the Form 10-QSB are set forth below as corrected:

STATEMENTS OF CASH FLOW
-----------------------
                                                             From Inception
                                                           (December 2, 1985)
                                                                through
                                                             June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
     Accrued interest paid by convertible debt:            $      2,878,020
     Increase (decrease) in liabilities:
         Accrued Interest                                  $          8,962
                  Net cash used in operating activities    $     (8,245,163)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of patents                                $     (1,263,706)
         Net cash used in investing activities             $     (1,649,045)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable                             $       (175,127)
         Net cash provided by financing activities         $      9,915,655

                                TABLE OF CONTENTS

ITEM                                                                        PAGE

                                     PART I.

1. Financial Statements

   a.    Balance Sheets - June 30, 2006 (unaudited) and December 31,
         2005..................................................................1

   b. Statements of Operations -- Three months ended June 30, 2006 (unaudited), June 30, 2005 (unaudited); Six months ended June 30,
         2006 (unaudited), June 30, 2005 (unaudited); and from Inception through June 30, 2006
         (unaudited)...........................................................2

   c. Corrected Statements of Cash Flows - Six months ended June 30, 2006 (unaudited), June 30, 2005 (unaudited) and from Inception through
         June 30, 2006 (unaudited).............................................3

   d.    Notes to Financial Statements.........................................4

2. Management's Discussion and Analysis of Financial Condition and Results
   of Operations..............................................................10

3. Controls and Procedures....................................................13


                                 PART II.


2. Changes in Securities......................................................14


6. Exhibits and Reports on Form 8-K...........................................14

PART I

ITEM 1.  FINANCIAL STATEMENTS

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
---------------------------------------------------------------------------------------------------------

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                  From Inception
                                                Three Months Ended June 30,      Six Months Ended June 30,      (December 2, 1985)
                                               ----------------------------    ----------------------------          through
                                                   2006            2005            2006           2005            June 30, 2006
                                               (Unaudited)      (Unaudited)     (unaudited)     (unaudited)        (Unaudited)
                                               ------------    ------------    ------------    ------------    -------------------
REVENUES                                       $         --    $         --              --    $         --    $            89,947
                                               ------------    ------------    ------------    ------------    -------------------

OPERATING EXPENSES
     Research and development                         2,303          72,746           4,900         166,431              3,920,434
     Promotional fees                                    --             212              --             212                 62,570
     Professional fees                               59,573          38,793         101,991         109,456              3,063,065
     Business development                                --                          39,500                                121,000
     Vesting of stock options and warrants               --         418,000         151,700         590,200              1,383,309
     Warrants - scientific advisory board                --           1,900              --           1,900                  1,900
     Directors' fees                                     --                              --                                299,053
     Depreciation and amortization                   24,067          25,354          50,172          50,061                930,578
     Administrative salaries and benefits            11,575          71,184         103,771         140,361              1,481,769
     Insurance                                           --          18,256              --          36,513                324,452
     Shareholder relations and transfer fees          3,000           3,000           6,000          11,690                317,398
     Rent                                             5,100           5,100          10,200          10,200                361,578
     Travel and entertainment                         1,349           5,313           1,384          18,881                332,183
     Telephone and communications                     1,460           1,157           2,303           2,948                 64,720
     Office                                             371           1,409           1,742           3,182                 83,610
     General and administrative                       8,190           9,116          12,252          15,100                764,008
                                               ------------    ------------    ------------    ------------    -------------------
        Total Operating Expenses                    116,988         671,540         485,915       1,157,135             13,511,627
                                               ------------    ------------    ------------    ------------    -------------------

LOSS FROM OPERATIONS                               (116,988)       (671,540)       (485,915)     (1,157,135)           (13,421,680)

OTHER INCOME (EXPENSES)
     Miscellaneous income                                --                              --                                 27,682
     Interest and dividend income                       916           2,432           1,854           2,682                173,293
     Internal gain on sale of securities                 --           1,237              --           3,087                157,520
     Forgiveness of debt                                 --                              --                              2,192,837
     Forgiveness of payables                             --                              --                                 45,396
     Loss on disposal of office equipment                --                              --                                 (2,224)
     Loss on impairment or
       abandonment of patents                       (92,500)                        (92,500)                              (136,175)
     Interest expense                              (171,218)       (143,091)       (337,642)       (282,662)            (3,251,300)
                                               ------------    ------------    ------------    ------------    -------------------
        Total Other Income (Expenses)              (262,802)       (139,422)       (428,288)       (276,893)              (792,971)
                                               ------------    ------------    ------------    ------------    -------------------

LOSS BEFORE INCOME TAXES                           (379,790)       (810,962)       (914,203)     (1,434,028)           (14,214,651)

INCOME TAXES                                             --              --              --              --                     --
                                               ------------    ------------    ------------    ------------    -------------------

NET LOSS                                       $   (379,790)   $   (810,962)       (914,203)   $ (1,434,028)   $       (14,214,651)
                                               ============    ============    ============    ============    ===================

     BASIC AND DILUTED NET LOSS
     PER COMMON SHARE                          $      (0.01)   $      (0.02)          (0.02)   $      (0.03)
                                               ============    ============    ============    ============

     WEIGHTED AVERAGE NUMBER OF
     BASIC AND DILUTED COMMON STOCK
     SHARES OUTSTANDING                          54,348,346      54,032,557      54,348,346      54,032,557
                                               ============    ============    ============    ============

         The accompanying condensed notes are an integral part of these interim financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------

                                                                                                             From Inception
                                                                                Period Ended June 30,       (December 2, 1985)
                                                                            ----------------------------          through
                                                                                2006            2005          June 30, 2006
                                                                            ------------    ------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                             $   (914,203)   $ (1,434,028)   $     (14,214,651)
     Adjustments to reconcile net loss to cash
     used in operating activities:
         Depreciation and amortization                                            50,172          50,061              872,690
         Loss on disposal of equipment                                                                --                2,224
         Loss on impairment of patents                                            92,500              --              136,175
         Investment income                                                                            --             (157,520)
         Expenses paid through issuance of common stock                                               --              291,339
         Expenses paid through issuance                                                                                    --
           of common stock warrants and options                                  151,700         632,600            1,551,162
         Accrued interest paid by convertible debt                               326,471         280,325            2,878,020
         Expenses paid through contribution                                                                                --
           of additional paid-in capital                                           2,209           2,209               66,955
         Organization costs                                                                           --               (9,220)
         Decrease (increase) in assets:                                                                                    --
             Marketable securities                                                                    --                   --
             Deposits and prepaid expenses                                        13,076              --
             Interest receivable                                                  (1,515)         (1,515)             (60,173)
             Deferred loan origination cost                                                           --             (157,295)
         Increase (decrease) in liabilities:                                                                               --
             Accounts payable and accrued expenses                               (56,953)         79,875              267,364
             Accounts payable and accrued expenses - related parties              37,637          14,350              278,805
             Accrued Interest                                                      8,962              --                8,962
                                                                            ------------    ------------    -----------------
                Net cash used in operating activities                           (303,020)       (363,047)          (8,245,163)
                                                                            ------------    ------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                                       (858)            (385,339)
     Acquisition of patents                                                      (59,101)        (66,786)          (1,263,706)
                                                                            ------------    ------------    -----------------
                Net cash used in investing activities                            (59,101)        (67,644)          (1,649,045)
                                                                            ------------    ------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                           --              --            2,457,254
     Internal gain on sale of securities                                              --              --              157,520
     Proceeds from convertible notes                                                  --         100,000            6,754,000
     Proceeds from notes payable                                                 361,500              --              750,008
     Payments on notes payable                                                        --              --             (175,127)
                                                                            ------------    ------------    -----------------
                Net cash provided by financing activities                        361,500         100,000            9,915,655
                                                                            ------------    ------------    -----------------

     Net increase (decrease) in cash                                                (621)       (330,691)              21,447

     Cash beginning                                                               22,068         367,337                   --
                                                                            ------------    ------------    -----------------
     Cash, ending                                                           $     21,447    $     36,646    $          21,447
                                                                            ============    ============    =================

SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Interest expense paid                                                  $         --    $         --    $         341,166
                                                                            ============    ============    =================
     Income taxes paid                                                      $         --    $         --    $              --
                                                                            ============    ============    =================
NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Common stock issued for a loan payable                                 $         --    $         --    $         213,381
     Common stock issued for notes receivable                               $         --    $         --    $         246,619
     Common stock returned in payment of
         notes and interest receivable                                      $         --    $         --    $         240,568
     Common stock issued on cashless exercise of warrants                   $         --    $         --    $          15,011
     Accrued interest paid by convertible debt                              $    354,471    $    280,325    $       2,878,020
     Common stock issued for convertible debt                               $         --    $         --    $         707,156
     Forgiveness of debt                                                    $         --    $         --    $         145,400

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

      During the quarter ended June 30, 2006, the Company sold in a private placement (i) $38,000 principal amount of the Company's term promissory notes due June 30, 2006 that are convertible into the Company's 2005 Subordinated Convertible Pay-In-Kind Notes due September 30, 2009 or shares of Company Common Stock at a conversion price equal to $0.07 per share ("2006 Convertible Notes") and (ii) $173,500 principal amount of the Company's term promissory notes due June 30, 2006 ("2006 Term Notes"), which 2006 Term Notes were placed with Richard P. Kiphart, a director of the Company. The 2006 Convertible Term Notes and 2006 Term Notes bear interest at the rate of 12% per annum payable in cash. The Company offered the 2006 Convertible Notes and 2006 Term Notes pursuant to
Section 4(2) of the Securities Act of 1933, as amended. The proceeds from the placement of such Notes have been used for Company working capital purposes.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB/A to be signed on its behalf by the undersigned thereunto duly authorized as of August 23, 2006.

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