Form 10QSB
period 2006-09-30
ADVANCED BIOTHERAPY INC
filed 2006-11-20
CIK 791833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2006
OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ______________

Commission file number 0-26323

ADVANCED BIOTHERAPY, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0402415
(State of jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

141 West Jackson Blvd., Suite 2182
Chicago, Illinois 60604
(Address of principal executive offices, including zip code)

(312) 427-1912
(Registrant’s telephone number, including area code)

Indicate by mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES  [ ] NO

As of October 11, 2006, the Registrant had 946,561,870 shares of common stock, $0.001 par value, outstanding.

---------------------------------------------------------------------

TABLE OF CONTENTS

ITEM			PAGE

		PART I.

1.	Financial Statements
	a.	Balance Sheets - September 30, 2006 (unaudited) and December 31, 2005	1

	b.	Statements of Operations -- Three months ended September 30, 2006 (unaudited), September 30, 2005 (unaudited); Nine months ended September 30, 2006 (unaudited), September 30, 2006 (unaudited); and from Inception through September 30, 2006 (unaudited)	2

	c.	Statement of Cash Flows -Nine months ended September 30, 2006 (unaudited), September 30, 2005 (unaudited) and from Inception through September 30, 2006 (unaudited)	3

	d.	Notes to Financial Statements	4

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		12

3.	Controls and Procedures		14

		PART II.

2.	Changes in Securities		15

6.	Exhibits and Reports on Form 8-K		15

PART I

ITEM 1. FINANCIAL STATEMENTS

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	September 30, 2006 (unaudited)	December 31, 2005
ASSETS
CURRENT ASSETS
Cash	$828,433	$22,068
Deposits and prepaid expenses	-	-
Total Current Assets	828,433	22,068

PROPERTY, PLANT AND EQUIPMENT, net	279,961	294,428

OTHER ASSETS
Notes receivable - related party	46,619	46,619
Interest receivable - related party	20,363	18,090
Deferred loan origination fees, net of accumulated amortization	-	7,283
Patents and patents pending, net of accumulated amortization	799,203	883,002
Total Other Assets	866,185	954,994

TOTAL ASSETS	$1,974,579	$1,271,490

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$77,703	$246,776
Accounts payable - related party	-	182,200
Loan payable - related party	1,414,500
Accrued interest on convertible debt	177,932	-
Current portion of convertible notes payable	4,608,253	4,490,485
Total Current Liabilities	6,278,388	4,919,461

LONG-TERM DEBT
Convertible notes payable, net of current portion	1,362,359	1,286,134
Note payable to related parties	-	127,631
Total Long-Term Debt	1,362,359	1,413,765

Total Liabilities	7,640,747	6,333,226

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001; 20,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, par value $0.001; 200,000,000 shares authorized,
89,667,405 and 57,563,400 shares issued and outstanding, respectively	89,666	54,347
Additional paid-in capital	7,456,573	6,948,814
Stock options and warrants	1,492,251	1,235,551
Deficit accumulated during development stage	(14,704,658)	(13,300,448)
Total Stockholders' Equity (Deficit)	(5,666,168)	(5,061,736)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,974,579	$1,271,490

See accompanying condensed notes to the financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

					From Inception
					(December 2, 1985)
	Three Months Ended September 30,		Nine Months Ended September 30,		through September 30,
	2006	2005	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$89,947

OPERATING EXPENSES
Research and development	-	72,389	4,901	238,820	3,920,435
Promotional fees	-	-	-	212	62,570
Professional fees	152,272	48,382	254,263	157,838	3,215,337
Vesting of stock options and warrants	-	-	151,700	590,200	233,200
Scientific advisory board - warrants	-	-	-	1,900	1,231,609
Business development	-	76,000	39,500	76,000	41,400
Directors' fees	144,200	-	144,200	-	443,253
Depreciation and amortization	21,977	25,920	72,150	75,981	952,556
Administrative salaries and benefits	-	60,846	99,194	197,890	1,477,192
Insurance	-	18,257	-	54,770	324,452
Shareholder relations and transfer fees	-	3,022	6,660	14,712	318,058
Rent	-	5,100	10,200	15,300	361,578
Travel and entertainment	-	4,192	1,302	23,073	332,101
Telephone and communications	-	1,329	2,291	4,277	64,708
Office	-	1,042	-	4,224	81,868
General and administrative	2,906	4,103	20,910	22,520	772,666
Total Operating Expenses	321,355	320,582	807,271	1,477,717	13,832,983

LOSS FROM OPERATIONS	(321,355)	(320,582)	(807,271)	(1,477,717)	(13,743,036)

OTHER INCOME (EXPENSES)
Miscellaneous income	-	-	-	2,682	27,682
Interest and dividend income	4,042	982	5,896	4,069	177,335
Internal gain on sale of securities	-	-	-	-	157,520
Forgiveness of debt	-	-	-	-	2,192,837
Forgiveness of payables	-	-	-	-	45,396
Loss on disposal of office equipment	-	-	-	-	(2,224)
Loss on abandonment of patents	-	-	(92,500)	-	(136,175)
Interest expense	(172,693)	(156,591)	(510,335)	(439,253)	(3,423,993)
Total Other Income (Expenses)	(168,651)	(155,609)	(596,939)	(432,502)	(961,622)

LOSS BEFORE INCOME TAXES	(490,006)	(476,191)	(1,404,210)	(1,910,219)	(14,704,658)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(490,006)	$(476,191)	(1,404,210)	$(1,910,219)	$(14,704,658)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.01)	$(0.01)	(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON STOCK
SHARES OUTSTANDING	77,894,385	54,137,820	62,197,026	54,067,645

See accompanying condensed notes to the financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			From Inception
			(December 2, 1985)
	Nine Months Ended September 30,		through September 30,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,404,210)	$(1,910,219)	$(14,704,658)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	72,150	75,981	894,668
Loss on disposal of equipment	-	-	2,224
Loss on impairment of patents	92,500	-	136,175
Investment income	-	-	(157,520)
Expenses paid through issuance of common stock		60,000	291,339
Expenses paid through issuance
of common stock, warrants and options	295,900	672,600	1,695,362
Accrued interest paid by convertible debt	326,471	280,325	2,850,020
Expenses paid through contribution
of additional paid-in capital	3,332	3,332	68,078
Organization costs		-	(9,220)
Decrease (increase) in assets:
Marketable securities	-	-	-
Deposits and prepaid expenses	-	31,785	-
Interest receivable	(2,273)	(2,273)	(60,931)
Deferred loan origination cost	7,283	-	(150,012)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(228,755)	144,703	95,562
Accounts and notes payable, related parties	37,637	78,618	278,805
Payroll and payroll taxes payable	-	-	-
Accrued interest	177,932	155,596	177,932

Net cash provided by (used) in operating activities	(622,033)	(409,552)	(8,592,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(858)	(385,339)
Acquisition of patents	(59,102)	(105,213)	(1,263,707)

Net cash used in investing activities	(59,102)	(106,071)	(1,649,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	2,457,254
Internal gain on sale of securities	-	-	157,520
Proceeds from convertible notes	-	190,000	6,754,000
Proceeds from notes payable	1,487,500	-	1,876,008
Payments on notes payable	-	-	(175,127)

Net cash provided by (used) in financing activities	1,487,500	190,000	11,069,655

Net increase in cash	806,365	(325,623)	828,433

Cash, beginning	22,068	367,337	-

Cash, ending	$828,433	$41,714	$828,433

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest expense paid	$-	$-	$341,166
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for a loan payable	$73,000	$-	$286,381
Common stock issued for notes receivable	$-	$-	$246,619
Common stock returned in payment of
notes and interest receivable	$-	$-	$240,568
Warrants and options issued for services and accrued expenses	$112,500	$672,600	$1,511,962
Common stock issued on cashless exercise of warrants	$-	$-	$15,011
Common stock issued for convertible debt	$397,432	$-	$1,104,588

See accompanying condensed notes to the financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2006

NOTE 1 - BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

Advanced Biotherapy, Inc. was originally incorporated December 2, 1985 under the laws of the State of Nevada as Advanced Biotherapy Concepts, Inc. On July 14, 2000, the Company incorporated a wholly owned subsidiary, Advanced Biotherapy, Inc. in the State of Delaware. On September 1, 2000, the Company merged with its wholly owned subsidiary, effectively changing its name to Advanced Biotherapy, Inc. (hereinafter “the Company” or “ABI”) and its domicile to Delaware.

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

For the nine months ended September 30, 2006, the Company incurred a net loss of $1,404,210 and had an accumulated deficit during the development stage of $14,704,658. The Company has limited funds for research and development costs and operations and it does not have a source of revenues to continue its operations, research and development costs. For the twelve-month period subsequent to September 30, 2006, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $300,000 for operations. The future of the Company is dependent upon securing additional debt or equity funding and future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system. Management’s goal is to forge a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, future cash requirements may be met through licensing fees and royalties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2006

NOTE 2 - LIMITED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees
Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

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

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2006

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, (hereinafter “FIN 48”)which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2006

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to thirty-nine years.

The following is a summary of property, equipment and accumulated depreciation at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	Cost	Cost
Lab equipment	$31,891	$31,891
Office equipment	13,777	13,777
Furniture and fixtures	22,539	22,539
Clean room	271,786	271,786
Total assets	339,993	339,993
Less accumulated depreciation	(60,032)	(45,565)
Net fixed assets	$279,961	$294,428

Depreciation and amortization expense for the nine months ended September 30, 2006 and 2005 were $14,467 and $10,705, respectively.

NOTE 4 - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 20,000,000 shares of non-assessable $0.001 par value preferred stock. As of September 30, 2006, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 200,000,000 shares of non-assessable $0.001 par value common stock. Each share of stock is entitled to one vote at the annual shareholders’ meeting.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2006

NOTE 5 - COMMON STOCK, OPTIONS AND WARRANTS

Omnibus Equity Incentive Plan
In 2000, the board of directors approved an Omnibus Equity Incentive Plan, which was later approved by the stockholders in December 2001. The purpose of the plan is to promote the long-term success of the Company and the creation of stockholder value by encouraging employees, outside directors and consultants to focus on the achievement of critical long-range objectives. The plan endeavors to attract and maintain such individuals with exceptional qualifications and to link them directly to stockholder interests through increased stock ownership. The plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or non-statutory stock options) and stock appreciation rights (“SAR’s”). The aggregate number of options, SARs, stock units and restricted shares awarded under the plan was initially 4,000,000 common shares plus an annual increase of the lesser of two and one-half percent of the total number of common shares then outstanding or 250,000 common shares. No options were issued under this plan during the nine months ending September 30, 2006. However, 1,200,000 options vested during the first quarter of 2006, and the resulting expense of $147,600 was recorded in the accompanying statement of operations.

During the nine months ended September 30, 2006, the board of directors approved the issuance of 7,210,000 options to members of the board of directors. The options were exercisable at the closing stock price on the date of issuance, or $0.03 per share. The options vest immediately and have a term of 10 years. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.03; risk free interest rate of 4%; expected life of ten years; and expected volatility of 103% with no dividends expected to be paid. The Company recorded expenses totaling $144.200 ($0.02 per option for the value of these options based upon these Black Scholes assumptions.

Other Equity Issuances
Also during the nine months ended September 30, 2006 the Company converted a portion of its notes payable, accrued expenses, convertible debt and capitalized interest into shares of common stock. The company converted a total of $500,546 into 35,319,059 shares of common stock ($0.015 per share). See Note 8.

During January, 2004, the Company approved the issuance of stock options to its board of directors to purchase a total of 270,000 shares of the Company’s stock at $0.42 per share for services rendered during the year ended December 31, 2004. The options vest immediately and have a term of ten years. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.10-$0.20; risk free interest rate of 4%; expected life of five to ten years; and expected volatility of 62% to 92% with no dividends expected to be paid. The Company recorded expenses totaling $515,173 ($0.10 per option for the value of these options based upon these Black Scholes assumptions.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2006

The following is a summary of the Company’s equity compensation plans:

Plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders (1)	4,990,000	$0.18	260,000

(0)	Omnibus Equity Incentive Plan

Following is a summary of the status of the options during the year ended December 31, 2005 and the period ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2005	6,357,953	$0.17
Granted	5,178,453	0.15
Exercised	-	-
Forfeited	(2,637,953)	(0.14)
Options outstanding at December 31, 2005	8,898,453	0.16
Granted	7,210,000	0.06
Exercised	-	-
Forfeited/Expired	-
Options outstanding and exercisable at June 30, 2006	16,108,453	$0.11

Weighted average fair value of options granted in 2006		$0.02

Summarized information about stock options outstanding and exercisable at June 30, 2006 is as follows:

	Outstanding and Exercisable Options
Exercise Price Range	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.03- $0.42	16,108,453	7.88	$ 0.11

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
September 30, 2006

During the year ended December 31, 2004, a warrant to purchase 100,000 shares of common stock was exercised using the cashless conversion feature, resulting in the issuance of 47,917 shares of common stock.

Summarized information about stock warrants outstanding and exercisable at June 30, 2006, is as follows:

	Number of warrants	Weighted Average Remaining Life	Average exercise price
Outstanding	5,504,227	3.86	$0.16
Exercisable	5,384,227	3.95	$0.16

During 2005, the Company granted warrants to purchase up to 380,000 shares of common stock at an exercise price of $0.10 - $0.20 per share for services. Subject to the terms of such warrants, 260,000 warrants are presently exercisable, and expire February 24, 2015 through August 24, 2015. The remaining 120,000 warrants vest 1/3 each year commencing December 31, 2006.

NOTE 7- CONCENTRATIONS

Bank Accounts and investments
The Company maintains cash on deposit in various financial institutions in California and Illinois. The funds in California reflect a balance of $1,263 and are not insured by the FDIC and are considered at risk.
The funds in Illinois reflect a balance of the following accounts:

Regular Checking	$1,478
Money Market	172,848
Certificate of Deposit	652,843
Total	$827,169

A representative of the financial institution informed us of that $100,000 of the above amounts are insured by the FDIC and the remaining amounts are considered at risk.

NOTE 8- COMMITMENTS AND CONTINGENCIES

The Company was not able to repay its convertible debt and other notes payable as of September 30, 2006. The Company, through a special committee of the Board of Directors, explored discussions with the lead holder of such convertible notes (a director of the Company) regarding terms and conditions relating to raising additional capital for the Company and modifying the convertible notes to reduce the conversion price of such outstanding convertible notes and other notes payable. Various arrangements were made during the quarter ended September 30, 2006 with the holders of convertible notes, notes payable and other liabilities to exchange their debt for common stock at an agreed upon conversion rate. (See Note 5.) The Company also converted additional notes payable into shares of common stock subsequent to September 30, 2006. (See Note 9). The Board of Directors approved of these arrangements, but the Company still appears to be in possible payment default for the remaining debts.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2006

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

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to September 30, 2006, the Company converted all but $15,460 of its outstanding convertible debt and accrued interest (which totaled approximately $7,547,000) into 470,127,937 shares of common stock ($.015 per share).

The Company also issued for cash, 360,000,000 shares of common stock at a price of $0.015 per share, or $5,400,000.

Also during that time, the board of directors approved an increase in the number of authorized shares of common stock from 200,000,000 to 2,000,000,000 shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. All statements other than statements of historical facts are forward-looking statements, including any statements of the plans and objectives of management for future operations, any statements concerning proposed new product candidates and prospects for regulatory approval, any projections of revenue earnings or other financial items, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," “could” "expect," "project," "intend," "plan," "believe,” “seek,” “should,” “may,” “assume,” “continue,” variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We caution you that our performance and results could differ materially from what is expressed, implied, or forecast by our forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. Future operating results and the Company’s stock price may be affected by a number of factors, including, without limitation: (i) opportunities for acquisition of a revenue generating business; (ii) opportunities for licensing agreements with pharmaceutical companies relating to the Company’s patents; (iii) opportunities for joint ventures and corporate partnering; (iv) regulatory approvals of preclinical and clinical trials; (v) the results of preclinical and clinical trials, if any; (vi) health care guidelines and policies relating to prospective Company products; (vii) intellectual property matters (patents); and (viii) competition. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1. Business,” and all subsections therein, including, without limitation, the subsections entitled, Technical Background, Government Regulation, Federal Drug Administration Regulation, Competition and Factors That May Affect the Company, and the section entitled “Market for Registrant's Common Stock and Related Stockholder Matters,” all contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission.

OVERVIEW

The Company had $844,864.94 in cash and investments as of September 30, 2006. As previously reported, the Company entered into a share purchase and debt restructure agreement with Richard P. Kiphart, the Company’s lead noteholder, as of August 28, 2006. This agreement provided for an aggregate capital investment of $6.5 million principally by Richard Kiphart, and the balance by Christopher W. Capps, the new President and Chief Executive Officer, other investors and Richard P. Kiphart’s family members, to acquire shares of Company common stock at $0.015 per share. As of August 28, 2006, Mr. Kiphart invested $1.1 million. Along with this new capital, certain Company debt holders agreed to convert, such debt into shares of common stock at $0.015 per share.

As of a subsequent date, October 11, 2006, an additional $5,400,000 was invested in the Company as the balance of the $6,500,000 new capital investment. As of October 11, 2006, the Company’s cash and investments (unaudited) totalled approximately $6,227,693, excluding accruals for payables as may be required by accounting principles. Also, as of October 11, 2006, all Company convertible notes and other Company debt and payables were converted into shares of Company common stock of $0.015 per share, or paid off. The Company’s cash position as of October 11, 2006 is adequate to meet the Company’s projected cash requirements for operations for the 12-month period ending September 30, 2007, which are projected to be approximately $300,000.

Currently the Company’s only source of income is from interest earned on its cash and investments. Management believes that the earned interest will be sufficient to fund operating expenses including legal fees incurred in maintaining its patents on its intellectual property. The Company has ceased its research and development projects with the exception of our FDA Approved Phase I clinical trial at Georgetown University Medical Center. As of now, the Company has no current plans to recommence these operations.

We believe our intellectual property relating to anti-cytokine based treatments of certain autoimmune diseases by the use of antibodies directed at certain cytokines, most notably interferon-gamma and tumor necrosis factor-alpha, could result in the generation of licensing or royalty payments to the Company. The Company intends to maintain its patent portfolio and seek ways to generate licenses with other bio-technology companies in our field. As of the date of this report, there are no firm plans regarding such licensing arrangements.

It is anticipated that the Company’s business development plan for the balance of 2006 will focus on the following, among other steps:

1.	Evaluation of possible acquisition candidates;
2.	Licensing agreements with selected pharmaceutical companies seeking opportunities related to our patented scientific approaches;
3.	Continuation of our FDA approved Phase I clinical trial at Georgetown University Medical Center.

In general, we have a history of operating losses and have not generated any revenue. As of September 30, 2006, we had an accumulated deficit of $14,704,658.

The Company has no expected purchases or sales of significant equipment.

RESULTS OF OPERATIONS - Nine months ended September 30, 2006 and 2005.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

LIQUIDITY AND CAPITAL RESOURCES.

To date, we have financed our operations through private placements of equity and convertible debt securities. The Company had approximately $844,864.94 in cash and cash equivalents as of September 30, 2006, and had issued and outstanding 163,000,738 shares of its common stock.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO 2005.

For the three months ended September 30, 2006, the Company realized a net loss of $490,006 compared to a net loss of $476,191 for the three months ended September 30, 2005. The Company had decreases in expenses over the three months ended September 30, 2005, consisting primarily of the following: decreased research and development expenses of $72,389, decreased insurance of $18,257, decreased rent of $5,100, decreased travel and entertainment of $4,192, decreased general and administrative expenses of $1,197, decreased business development expenses of $76,000, increased professional fees of $103,890, increased interest and dividend income of $3,060, and increased interest expense of $16,102.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO 2005

For the nine months ended September 30, 2006, the Company realized a net loss of $1,404,210 compared to a net loss of $1,910,219 for the nine months ended September 30, 2005. The Company had decreases in expenses over the nine months ended September 30, 2005, consisting primarily of the following: decreased research and development expenses in the amount of $233,919, decreased promotional fees of $212, decreased depreciation and amortization of $3,831, decreased administrative salaries and benefits of $98,696, decreased insurance of $54,770, deceased shareholder and transfer fees of $8,052, decreased rent of $5,100, decreased travel and entertainment of $21,771, decreased general and administrative expenses of $1,160, decreased interest and dividend income of $1,872, decreased business development expenses of $36,500, decreased stock option and warrant vesting of $438,500, increased professional fees of $96,425 and increased interest expense of $71,082.

ITEM 3. CONTROLS AND PROCEDURES.

In accordance with Item 307 of Regulation S-B promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Quarterly Report on Form 10-QSB, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) have conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Company’s disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective in causing information to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to management of the Company to allow timely decisions regarding the Company’s public disclosures. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers executed an Officer’s Certification included in this Quarterly Report on Form 10-QSB.

As of the date of this Quarterly Report on Form 10-QSB, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the Certifying Officers’ evaluation.

PART II

ITEM 2. (a) CHANGES IN SECURITIES.

For the quarter ended September 30, 2006, the Company previously reported in a current report on Form 8-K its sale of shares of Company common stock not registered under the Securities Act of 1933, as amended.

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

The Registrant filed the following Current Report on Form 8-K during the quarter ended September 30, 2006

1. August 30, 2006. The Registrant reported that Advanced Biotherapy, Inc. entered into a material definitive agreement which provides, among other things, for a capital investment, conversion of Company debt, a change in control of Registrant, and a proposed stockholder rights offering.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized as of November 20, 2006.

Advanced Biotherapy, Inc.
(Registrant)

By: /s/Christopher W. Capps   By: /s/Michael G. Bansley
Christopher W. Capps    Michael G. Bansley
President and Chief Executive Officer  Chief Financial Officer

EXHIBIT INDEX

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