Form 10KSB/A
period 2005-12-31
ADVANCED BIOTHERAPY INC
filed 2007-01-12
CIK 791833

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-KSB/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934

Commission file number 0-26323

Advanced Biotherapy, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0402415 (IRS Employer Identification No.)

141 West Jackson Blvd., Suite 2182
Chicago, IL 60604

(Address of principal executive offices, including zip code.)

(Registrant’s telephone number, including area code)
(312) 427-1912

Securities registered pursuant to Section 12 (b) of the Act
None

Securities registered pursuant to Section 12 (g) of the Act
Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State Issuer’s revenues for its most recent fiscal year.

December 31, 2005:  $-0-

The aggregate market value of Registrant’s common stock held by non-affiliates computed by reference to the closing price of such stock on February 28, 2006, was $3,755,247, which market value excludes 12,623,383 shares of common stock held by directors, executive officers and stockholders whose beneficial ownership exceeds ten percent (10%) of the shares outstanding on February 28, 2006.

As of February 28, 2006, the Registrant had outstanding 54,348,346 shares of common stock.

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

We are filing this Amendment No.1 to Form 10-KSB for the fiscal year ended December 31, 2005, filed on April 14, 2006 (the “Original Filing”), to restate our financial statements for the year ended December 31, 2004 and December 31, 2005, and the related disclosures in the Notes to the financial statements (the “Restatement”).

The Restatement reflects the reclassification of certain patent and patent pending costs, the reclassification of certain auction rate securities, and the reclassification of certain expenses regarding the vesting of options and warrants (non-cash), none of which results in any additional expenses to the Company from such reclassifications. The Restatement also reflects the additional interest expense as a finance charge in the amount of $49,749 for the year ended December 31, 2004. The additional interest expense resulted from a correction in the accounting in connection with the Company’s reduction of the conversion price from $0.25 to $0.24 per share with respect to our outstanding 2000 and 2002 convertible notes. The impact of the additional finance charge due to the foregoing results in an increase of $49,749 in our net loss for the year ended December 31, 2004, resulting in a total net loss of $2,490,444 for the year ended December 31, 2004. See Note 12, “Conventional Convertible Debt”, and Note 16, “Correction of an Error”, of the Notes to Financial Statements for a detailed discussion of the effect of the Restatement.

For the convenience of the reader, this Amendment (“Amendment”) amends in its entirety the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect any events that occurred at a later date other than as described in this explanatory note. All information contained in this Amendment is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Original Filing.

The restatement of the Original Filing in this Amendment includes adjustments arising from the determinations of the Company and its accountants that certain errors were made with respect to the Company’s audited financial statements for the year ended December 31, 2004 and December 31, 2005. The errors in the Company’s audited financial statements for both years were brought recently to the Company’s attention by the Securities and Exchange Commission (“SEC”), and the accounting procedures involved have been corrected.

We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-KSB for the periods affected by the Restatement other than this Amendment. As a result of the Restatement of our financial statements, we will also restate the interim financial statements for the quarterly and year to date periods ended March 31, June 30, and September 30, 2006 to be included in our quarterly reports on Forms 10-QSB. For this reason, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon. Except for the sections of this Form 10-KSB/A entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements, Controls and Procedures and Notes 5, 7, 12 and 16 of the Notes to Financial Statements, all of the information in this Amendment is as of December 31, 2005, and does not reflect events occurring after the Original Filing other than the Restatement, or modify or update disclosures affected by subsequent events, except for the updated Exhibits 31.1, 31.2, 32.1, and 32.2 described below). Accordingly, this amended Annual Report on Form 10-KSB/A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable SEC rules, this Amendment includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Amendment restates the Original Filing in its entirety, as amended by, and to reflect, the Restatement. The following items have been amended principally as a result of, and to reflect, the Restatement, and no other information in the Original Filing is amended hereby as a result of the Restatement:

Part I - Item 1	Executive Offices
Part II - Item 6	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Part II - Item 7	Financial Statements
Part II - Item 8A	Controls and Procedures
Financial Statements	Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statement of Stockholders’ Deficit
Statements of Cash Flows
Notes to Financial Statements	Notes 5, 7, 12 and 16

ITEM 1.	BUSINESS

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

We plan to develop such drugs through out-licensing or co-development arrangements that may effectively treat a range of autoimmune diseases. Our technology is based upon the work of Dr. Simon Skurkovich and Dr. Boris Skurkovich who first suggested that autoimmune disease may be the result of augmented cytokine production. We have conducted a number of investigational clinical trials at major institutes of the Medical Academy of Sciences in Russia, in which we have evaluated the efficacy of a series of investigational antibodies, raised against certain cytokines, in autoimmune diseases such as rheumatoid arthritis (RA), multiple sclerosis (MS), certain autoimmune skin diseases, and a disease of the eye. The Company’s primary cytokine target is interferon-gamma.

In two such studies, we sponsored randomized, placebo-controlled, double blind trials, in which we believe we have demonstrated the therapeutic effect of our anti-cytokine strategy in both RA and MS using investigational antibodies to interferon-gamma. These studies have permitted us to determine which cytokines are most active in the AD process, and therefore, which need to be reduced to treat the disorder. With a five-day treatment course, statistically significant and clinically relevant responses were obtained that persisted for as long as one year after treatment termination in the MS studies and for one month (the period of observation) in the RA studies. More recently, we conducted an open-label trial using antibodies to gamma interferon to treat 13 patients who were rejecting their corneas after transplantation. In all cases, we were able to halt rejection in the patients with our investigational biological drug. The results of the studies have been published in the peer-reviewed journals “Multiple Sclerosis,” “Scandinavian Journal of Rheumatology,” the “American Journal of Ophthalmology,” and the journal, “Medical Hypotheses.”

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

To date, the Company's activities have consisted primarily of research, development and human clinical testing. Such activities have resulted in accumulated deficit of $13,350,197 at December 31, 2005 (restated).

The Company anticipates that it will incur substantial losses in the foreseeable future as a result of its continued product development. There are no assurances that the Company will be successful in completing its product development, receive FDA approval, implement manufacturing operations and commercially market its development stage products.

BUSINESS OBJECTIVE

The Company had $22,068 in cash and investments as of December 31, 2005. Management anticipates that current funds will enable the Company to continue operations through April, 2006. This amount of cash is inadequate to meet the Company’s projected minimum cash requirements for full operations for the next 12 months. The Company does not have a source of revenue to continue its operations, or research and development costs beyond the current available funds. In order to meet the foregoing cash requirements, the Company will have to raise funds through the issuance for cash of common or preferred stock, convertible debt or loans. There is no assurance, however, that the Company will be able to raise sufficient capital to meet is cash requirements for the next 12 months. Unless and until the Company raises additional capital, of which there can be no assurances, the Company plans to reduce its operations as discussed in Item 6. Managements Discussion and Analysis of Financial Condition and Results of Operations (Overview).

The Company’s business development plan for 2006, subject to raising additional capital, principally focuses on the following five specific elements:

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

Subject to the Company’s capital needs, the Company is in the process of manufacturing an antibody to interferon gamma at its laboratory facility in Columbia, Maryland. The Company previously signed a cross-licensing agreement with Innogenetics NV that would have enabled the two companies to combine Innogenetics' patented humanized antibody to interferon gamma (known as INNO 202) and the Company's intellectual property in the field of various immune diseases involving interferon-gamma. By granting access to their respective intellectual property, the Company believed that the agreement would have provided a joint position to attract interested third parties when negotiating mutually relevant development and commercial license agreements. Such agreement was terminated by the Company on March 27, 2005.

The amount spent on research and development by the Company for the fiscal years ended December 31, 2005, 2004 and 2003 was $277,617, $557,807 and $488,141, respectively.

TECHNICAL BACKGROUND

The Company's main biotechnology platform involves the use of antibodies directed against certain selected cytokines. An antibody is a protein secreted by cells in the blood and is part of the body's natural defense system against foreign invaders such as viruses, bacteria, or other foreign substances. Antibodies selectively bind to their targets, producing such effects as the neutralization of toxins and the marshaling of the immune system against infectious microorganisms and certain other cells. The Company’s development-stage antibody treatment removes or neutralizes specific interferons (IFNs) and other cytokines. These are soluble components of the immune system that are largely responsible for regulating the immune response and inflammation. During certain autoimmune diseases (ADs), such as rheumatoid arthritis (RA), multiple sclerosis (MS), type I diabetes and psoriasis, certain IFNs and other cytokines are overproduced by the body, disturbing immune system regulation. It is now generally agreed that this loss of homeostasis contributes significantly to the localized damage to organs and tissues characteristic of AD.

The biological mechanism for autoimmunity, in which the immune system directs an attack against the body’s own tissues, is still unclear, though many ADs are associated with identifiable antigents of the Human Leukocyte Antigen (HLA) complex, specifically, the Class II proteins.

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

The cytokine cascade is extremely complex and it appears that the overproduction of certain pro-inflammatory cytokines, particularly IFN-gamma and TNF-alpha, underlies the pathology of AD. The Company’s product development is conceptually based on the postulate that in certain autoimmune conditions, a global effect may be achieved by removing or reducing one of more of the agents in the cascade.

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

GAMMA INTERFERON (IFN-gamma)- AS A THERAPEUTIC TARGET

Simply blocking TNF-alpha, as do the drugs Enbrel®, Remicade® and Humira®, three products already on the market for the treatment of rheumatoid arthritis, may not effectively deal with the overproduction of IFN-alpha and IFN-gamma. Removing IFN-gamma could, however, remove or lower all three inflammatory cytokines, since IFN-gamma is upstream of TNF-alpha in the cytokine cascade. IFN-gamma is responsible for the activation of killer T-cells that produce many inflammatory cytokines. The Company’s drug development strategy therefore centers on the blocking of IFN-gamma, TNF-alpha, and sometimes both together in patients with Th1-mediated ADs.

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

ADs probably represent one of the single largest disease classes, comparable to the cardiovascular, central nervous system, and type II diabetes markets. The major Th-1 mediated autoimmune diseases are RA, MS, Crohn's disease, psoriasis and type I diabetes, but also include a host of other disorders (See Table I below). In addition to the extensive list of diseases that have been demonstrated to be autoimmune in character, there are numerous other large-market indications that involve cytokine disturbances and therefore may have an autoimmune component. These include Alzheimer’s disease, schizophrenia and others that may involve autoimmune mechanisms.

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
Schizophrenia

Treatments of ADs have long involved global immunosuppression using adrenal steroids, cytotoxic agents, immunosuppressants and antimitotics, all of which have substantial toxicity associated with them due to their lack of specificity. Recently, the anticytokine strategy has emerged in the therapeutic arena in the form of administering anti-inflammatory cytokines, such as interferon-beta (IFN-beta), specifically Rebif®, Betaseron® and Avonex® for treating MS. IFN-beta products may in fact work by inhibiting IFN-gamma. Also in this category are the three TNF-alpha antagonists (Enbrel®, Remicade® and Humira®), which have further demonstrated the efficacy of the cytokine-mediation therapeutic strategy. Although each of these products is useful in treating ADs, it is our opinion that they only represent the first generation of products based on this strategy and were conceived and developed at a time when the knowledge of the cytokine cascade was much less understood than it is today.

The now-appreciated pivotal position of IFN-gamma in the cytokine cascade, coupled with the clinical data generated in our studies, suggests that the anti-IFN-gamma therapeutic strategy may be superior to existing therapies for MS, RA, psoriasis, Crohn’s Diseases, corneal transplant rejection and others. The mission of the Company is to develop these improved cytokine-mediating therapeutic strategies and bring them to market as new drugs.

CLINICAL STUDIES / FDA APPROVED PHASE 1 TRIALS

During 2004, the Company sponsored a Phase I FDA-approved clinical trial at the Georgetown University Medical Center. The study is designed to investigate the clinical effect of treating AIDS patients, who have become resistant to highly active antiretroviral therapy (HAART), with an inhibitor to TNF-alpha. This study is intended to test the safety and possibly show a clinical effect of this inhibitor aimed at helping restore normal immune system function in AIDS patients with advanced disease. While normal production of TNF-alpha helps the immune system fight disease, its overproduction may have the contrary effect of promoting not only greater viral replication in AIDS patients, but also a number of mental and physical disorders associated with immune system breakdown. A complex cellular relationship referred to as the cytokine “network” or “cascade” is responsible for helping the immune system communicate and direct responses against viruses, bacteria, fungi and tumors. HIV appears to disrupt the normal balance of this network. Restoring the functioning of this network may improve the ability of a patient’s immune system to fight the AIDS virus. We believe that the greatest challenge faced today by clinicians to treat HIV is the management of patients who have developed virologic failure and metabolic complications of anti-HIV treatment. Although treatment failure can occur because of non-compliance, drug discontinuation, lack of drug potency or inadequate drug plasma concentration, drug resistance remains the single most important reason for virological failure. More than 50% of patients have detectable plasma HIV RNA despite being on combination highly-active antiretroviral therapy. Subject to raising capital and its capital needs, the Company plans future studies that will also test a combination of inhibitors including this and other overproduced cytokines that may play a part in this breakdown in AIDS patients in virologic failure.

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

CLINICAL STUDIES / MULTIPLE SCLEROSIS (MS)

The Company sponsored two trials in Russia of 83 MS patients on the use of anti-cytokine therapy. The first was an open-label trial with patients with secondary progressive MS. Following promising results in this trial, a double-blind, placebo-controlled trial was conducted in a study design similar to that used in RA. The study compared anti-IFN-gamma and anti-TNF-alpha with placebo. Only patients with MS who received antibodies to IFN-gamma showed statistically significant improvement compared to the placebo group—a significant increase in the number of patients without confirmed disability progression. Positive clinical changes in this group at six months were supported by MRI data showing a decrease in the number of active enhancing lesions. After 12 months of follow-up, the anti-IFN-gamma patients still showed significant improvement relative to the placebo group on a number of endpoints, including disease progression and the number of active MRI lesions.

Although preliminary in nature, both the RA and MS pilot clinical trial results provide, in management’s opinion, a proof-of-principle that anti-IFN-gamma is a promising and perhaps superior therapeutic strategy for both of these autoimmune disorders. It is reasonable to speculate that longer-term treatments with anti-IFN-gamma could provide longer remission. The results of this study have been reported in the peer-reviewed journal Multiple Sclerosis (7:277-284, 2001).

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

DRUG PRODUCT DEVELOPMENT

Subject to the Company’s capital requirements, the Company intends to co-develop product development and manufacturing and has identified several companies that have suitable facilities for manufacturing large quantities of antibodies. We are also considering the out-licensing of certain indications protected under our patents.

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

FORWARD-LOOKING STATEMENTS

This Annual Report and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. All statements other than statements of historical facts are forward-looking statements, including any statements of the plans and objectives of management for future operations, any statements concerning proposed new product candidates and prospects for regulatory approval, any projections of revenue earnings or other financial items, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," “could” "expect," "project," "intend," "plan," "believe,” “seek,” “should,” “may,” “assume,” “continue,” variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We caution you that our performance and results could differ materially from what is expressed, implied, or forecast by our forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. Future operating results and the Company’s stock price may be affected by a number of factors, including, without limitation: (i) availability of capital for research and development; (ii) availability of capital for clinical trials; (iii) opportunities for joint ventures and corporate partnering; (iv) opportunities for mergers and acquisitions to expand the Company’s biotechnology base or acquire revenue generating products; (v) regulatory approvals of preclinical and clinical trials; (vi) the results of preclinical and clinical trials, if any; (vii) regulatory approvals of product candidates, new indications and manufacturing facilities; (viii) health care guidelines and policies relating to prospective Company products; (ix) intellectual property matters (patents); and (x) competition. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1. Business,” and all subsections therein, including, without limitation, the subsections entitled, Technical Background, Government Regulation, Federal Drug Administration Regulation, Competition and Factors That May Affect the Company, and the section entitled “Market for Registrant's Common Stock and Related Stockholder Matters,” all contained in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission.

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

We have a history of operating losses and have a need for additional financing. For the fiscal year ended December 31, 2005, we realized a net loss of $2,158,352 and expect such losses to continue for the foreseeable future. The Company anticipates that its minimum cash requirements for the next twelve months will be approximately $6,400,000, including payment of the current portion of convertible notes payable due June 1, 2006, in the amount of $4,490,485 and other notes due June 1, 2006 in the principal amount of $188,000. The Company’s long-term convertible debt as of December 31, 2005 that matures on June 30, 2006, September 30, 2007 and September 30, 2009 is approximately $4,490,485, $1,033,883 and $252,251, respectively. If the Company is unable to repay its convertible notes and other notes payable, or is unable to make satisfactory arrangements with the holders of its convertible notes and other notes payable to defer payment, then upon the expiration of the applicable cure period, the Company will be in payment default. We have been required to curtail operations substantially. We are seeking to obtain additional funds through public and private equity and debt financings, collaborative or other arrangements with corporate partners, acquisitions or mergers with companies with strong capital positions or cash flow from product sales or from other sources. There is no assurance that we will be able to obtain additional capital if required, or if capital is available, to obtain it on terms favorable to us. We may suffer from a lack of liquidity in the future that could impair our research and development efforts and adversely affect our results of operations.

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

Our common stock price is volatile, and an investment in our Company could decline in value. Our stock price, like that of other biotechnology companies, is highly volatile, so that investment in our stock involves substantial risk. Additionally, the stock market from time to time has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Our stock price may be affected by such factors as:

•	material public announcements
•	developments or disputes as to our patent or other proprietary rights.
•	unsatisfactory clinical trial results
•	failures or unexpected delays in obtaining regulatory approvals or unfavorable FDA advisory panel recommendations
•	approval or introduction of competing products and technologies
•	delays in manufacturing or clinical trial plans
•	market reaction to announcements by other biotechnology or pharmaceutical companies
•	announcements in the scientific and research community
•	initiation, termination or modification of agreements with collaborative partners
•	loss of key personnel
•	general market conditions

Our Outstanding Convertible Promissory Notes Leverages Us Considerably. As a result of issuing our convertible subordinated notes due June 1, 2006 and our convertible subordinated notes due September 30, 2007 and convertible subordinated notes due September 30, 2009, we have incurred long-term indebtedness of approximately $5,776,619 as of December 31, 2005, excluding the $127,631 owed to a director/officer. The degree to which we are leveraged could harm our ability to obtain future financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

If any of these factors causes us to fail to meet the expectations of securities analysts or investors, or if adverse conditions prevail or are perceived to prevail with respect to our business, the price of our common stock would likely drop significantly.

EXECUTIVE OFFICES

As of the Original Filing, our executive offices were located at 6355 Topanga Canyon Boulevard, Woodland Hills, California 91367, and our telephone number was (818) 883-6716.

ITEM 2.	DESCRIPTION OF PROPERTY

During 2005, the Company paid no rent for the use of approximately 3,500 square feet of commercial building space of a firm, New Horizons Diagnostics, that is partially owned by director Lawrence Loomis. During 2005, the Company paid an average of $1700 per month (aggregate $20,400) in rent for the use of office space and facilities on a month-to-month basis from a firm owned by Edmond F. Buccellato. No formal agreement memorializes these month-to-month arrangements. The Company’s laboratory is used to evaluate and manufacture limited supplies of antibodies for possible U.S. and foreign clinical trial purposes.

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

Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. See “ITEM 1. FORWARD-LOOKING STATEMENTS.” Investors are cautioned that forward-looking statements made by the Company, including those made in this Annual Report, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Reference is made in particular to forward-looking statements regarding product development, capital sources, plan of operations and expenses. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and the Company's stock price may be affected by a number of factors, including, without limitation: (i) availability of capital for research and development; (ii) availability of capital for clinical trials; (iii) opportunities for joint ventures and corporate partnering; (iv) opportunities for mergers and acquisitions to expand the Company's biotechnology base or acquire revenue generating products; (v) regulatory approvals of preclinical and clinical trials; (vi) the results of preclinical and clinical trials; (vii) regulatory approvals of product candidates, new indications and manufacturing facilities; (viii) health care guidelines and policies relating to prospective Company products; (ix) intellectual property matters (patents) and (x) competition. See “ITEM 1. FACTORS THAT MAY AFFECT THE COMPANY.”

The discussion and analysis set forth below in this Item 6 has been amended to reflect the restatement as described above in the Explanatory Note to this Amendment and in Note 12 - Conventional Convertible Debt - to the Notes to Financial Statements. For this reason, the data reflects the incorporation of $49,749 in additional financing expense which was not reflected in the Original Filing.

OVERVIEW

The Company had $22,068 in cash and investments as of December 31, 2005. Management anticipates that current funds will enable the Company to continue severely restricted operations through April 2006. This amount of cash is inadequate to meet the Company’s projected minimum cash requirements for full operations for the next 12 months of approximately $6,400,000, including payment of the current portion of convertible notes payable due June 1, 2006 in the amount of $4,490,485 and other notes due June 1, 2006, in the principal amount of $188,000. If the Company is unable to repay its convertible debt and other notes payable, or is unable to make satisfactory arrangements with the holders of its convertible notes and other notes payable to defer payment, then upon the expiration of the applicable cure period, the Company will be in payment default.

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

The Company has initiated reductions in certain research and development projects and plans to postpone certain patent applications and other patent matters. Management is monitoring the Company’s funds and considering financing alternatives with the Company’s directors. In order to conserve resources, management may consider delaying or discontinuing the filing of the Company’s periodic reports to the Securities and Exchange Commission.

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

The Company’s business development plan for 2006, subject to raising additional capital, principally focuses on the following five specific elements:

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

In general, we have a history of operating losses and have not generated any revenue. As of December 31, 2005, we had an accumulated deficit of approximately $13,350,197. Subject to raising capital and making satisfactory arrangements with the holders of convertible notes that are due on June 1, 2006, over the next several months, we expect to incur substantial additional expenses as we continue to identify and develop potential products and invest in research. Since we or potential collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain.

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

RESTATEMENT OF FINANCIAL INFORMATION

As discussed in the Notes to our financial statements, we restated our December 31, 2005 and December 31, 2004, financial statements, respectively, to:

1.	Reclassify certain patent and patent pending costs.
2.	Reclassify certain auction rate securities held by the Company.
3.	Reclassify certain expenses regarding the vesting of options and warrants (non-cash).
4.	Increase interest expenses as a finance charge in the amount of $49,749 for the year ended December 31, 2004.

The foregoing reclassifications do not result in any additional expense to the Company. The additional interest expense of $49,749 results in an increase of $49,749 in our net loss for the year ended December 31, 2004, resulting in a total net loss of $2,490,444 for the year ended December 31, 2004.

RESULTS OF OPERATIONS - Years ended December 31, 2005 and 2004 (As Restated).

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

FISCAL 2005 COMPARED TO FISCAL 2004 (As Restated)

The following data has been restated to recognize in 2004 an additional interest expense as a finance charge of $49,749 due to a correction in the accounting in connection with the Company’s reduction of the conversion price from $0.25 to $0.24 per share with respect to its outstanding 2000 and 2002 convertible notes. See Note 12 - Conventional Convertible Debt - of the Notes to Financial Statements for more detailed information regarding this restatement.

For the year ended December 31, 2005, the Company realized a net loss of $2,158,352 compared to a net loss of $2,490,444 for the year ended December 31, 2004. The Company had decreases in expenses over the year ended December 31, 2004, consisting primarily of the following: decreased research and development expenses in the amount of $280,190, decreased promotional fees of $27,422, decreased professional fees of $21,363, decreased depreciation and amortization of $17,597, decreased administrative salaries and benefits of $26,051, decreased insurance of $23,816, deceased shareholder relations fees and transfer fees of $27,373, decreased rent of $71,161, decreased travel and entertainment of $31,344 decreased general and administrative expenses of $28,287, decreased interest and dividend income of $113,762, increase of business development expenses of $81,500, increased vesting of options of $377,500, increased directors’ fees of $56,673, increased loss on abandonment of patents of $13,971, decreased interest expense of $168,614, increase of gain on forgiveness of debt of $145,400, and increased stock option and warrant vesting of 377,500.

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

In accordance with Item 307 of Regulation S-B promulgated under the Securities Act of 1933, as amended, as of December 31, 2005, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. At the time of the preparation and filing of the Annual Report on Form 10-KSB for the year ended December 31, 2004 and December 31, 2005, respectively, the then Chief Executive Officer and Chief Financial Officer had reviewed the Company’s disclosure controls and procedures and concluded that those disclosure controls and procedures were effective in causing information to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to management of the Company to allow timely decisions regarding the Company’s public disclosures.

Since the filing of the Form 10-KSB on April 14, 2006, we concluded that certain errors were made in the Company’s financial statements for the year ended December 31, 2004 and December 31, 2005, respectively, as more specifically described in the Restatement and Notes 5, 7, 12 and 16 thereto. The Company believes that its internal controls, disclosure controls and procedures were adequate with respect to the Original Filing, but recognizes that its former CFO was unfamiliar with the technical accounting procedure for reduction in the conversion price of convertible notes, and the Company has taken steps to improve our internal controls and disclosure controls. The Company believes that its internal disclosure controls and procedures continue to be adequate with respect to its status as a development stage company and its past and current business regarding research and development of its patent portfolio. The Company has not generated revenue from operations for several years. The Company recognizes that the balance of the errors in its financial statements filed in the Original Filing relate to reclassification of certain patent and patent pending costs, reclassification of certain auction rate securities that were ultimately liquidated during 2005, and reclassification of certain expenses regarding vesting of options and warrants (non-cash), from which reclassifications no additional expense resulted to the Company. See Notes 5 and 7 to our financial statements (restated) for the year ended December 31, 2005 for additional information regarding such reclassifications.

We expect to restate our financial statements for each of the quarters of 2006 as a result of an increase of $49,749 in our net loss for the year ended December 31, 2004, and the reclassifications described herein.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and nature of all positions and offices held by all directors and executive officers of the Company as of February 28, 2006, and the period or periods during which each such director or executive officer served in his or her respective positions.

Name	Age	Position Held	Director Since
Simon Skurkovich, M.D.	83	Chairman Emeritus, Director, and Director of Research and Development	November, 1985
Edmond F. Buccellato	60	Chairman of the Board, President and Chief Executive Officer, Director (3)	November, 1995
Thomas J. Pernice	43	Treasurer and Secretary, Director (2)	April, 2001
William M. Finkelstein	46	Chief Financial Officer (non-director)	April, 2001
Lawrence Loomis	63	Director (2)(3)	December, 1986
Boris Skurkovich, M.D.	51	Director (2)(4)	December, 1986
Richard P. Kiphart	64	Director (1)(2)(3) (4)	June, 2002
Joseph A. Bellanti, M.D.	71	Director	October, 2003
Keith Gregg	42	Director (1)	November, 2005
Paul Hopper	49	Director (1)	November, 2005

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

Thomas J. Pernice - Since April 2001, Mr. Pernice has served as the Treasurer and Secretary of the Company and as a member of the Board of Directors. Mr. Pernice is President and Founder of Modena Holding Corporation, a business consulting services company, and most recently was also a managing director of Cappello Group, Inc., a merchant banking firm, from January, 1999 to July, 2002. Prior to joining the Cappello Group, Mr. Pernice served as a senior corporate executive in government and industry for more than 20 years, including seven years’ service in various capacities in the Reagan and George H. W. Bush administrations Currently, Mr. Pernice serves as a consultant to the U.S. Department of Energy in Washington, D.C. and is a member of the Board of Directors of United Heritage Corporation (OTCBB-“UHCP”). Mr. Pernice earned a bachelor of arts degree from the University of Southern California.

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

AUDIT COMMITTEE

Keith Gregg, Paul Hopper and Richard Kiphart serve on the Company’s Audit Committee. Although the Company’s securities are not quoted on Nasdaq, the Company has elected to apply the Nasdaq Marketplace Rules regarding the definition of “independence” for the members of the Audit Committee. Under the Nasdaq Marketplace Rules, directors Keith Gregg, Paul Hopper and Richard Kiphart qualify as “independent.” Based upon current Nasdaq Marketplace Rules, Keith Gregg, Paul Hopper and Richard P. Kiphart have financial sophistication, although none of the committee members may currently qualify as a “financial expert” for purposes of SEC rules, adopted pursuant to the Sarbanes-Oxley Act of 2002. Since the Company is a development stage company, the Board of Directors believes that the current members of the Audit Committee have sufficient knowledge of financial statement preparation, analysis and evaluation even if none of them qualify as a “financial expert.”

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

All directors filed Form 5’s regarding grants of stock options (some pending stockholder approval), which transactions otherwise were not timely reported. Directors Edmond F. Buccellato, Lawrence Loomis, Boris Skurkovich, M.D. and Simon Skurkovich, M.D. filed Form 4’s regarding the vesting of stock options during 2005, which transactions otherwise were not timely reported.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to its chief executive officer, chief financial officer and all other executive officers. You may request a copy of the Company’s Code of Ethics by sending a request to Advanced Biotherapy, Inc., 6355 Topanga Canyon Boulevard, Suite 510, Woodland Hills, California 91367, Attention: Secretary (include your return address), or by email to www.advancedbiotherapy.com.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company since January 1, 2003 through December 31, 2005, for the Chief Executive Officer of the Company and the Company’s other executive officers who were compensated during the year ended December 31, 2005 (the "Named Executive Officers"):

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Edmond F. Buccellato	2005	$144,000	$0	$0	$0	0	$0	$0
Chief Executive Officer (1)(2)(3)(5)	2004	$176,000	$0	$4,500	$0	25,000	$0	$0
	2003	$180,000	$0	$10,500	$0	1,530,000	$0	$0

Simon Skurkovich	2005	$49,500	$0	$0	$0	0	$0	$0
Chairman Emeritus, Director of Research &	2004	$175,500	$0	$4,500	$0	25,000	$0	$0
Development (1)(2)(4)(5)	2003	$180,000	$0	$10,500	$0	450,000	$0	$0

(1) During January, 2005, the Company granted stock options to purchase 25,000 shares of the Company’s Common Stock at $0.20 per share to each director for services rendered during the year ended December 31, 2004. For the 2004 fiscal year, the estimated fair value of such options was accrued at $4,500 per director using the Black Scholes option price method.
(2) During January, 2004, the Company granted stock options to purchase 30,000 shares of the Company’s Common Stock at $0.42 per share to each director for services rendered during the year ended December 31, 2003. For the 2003 fiscal year, the estimated fair value of such options was accrued at $10,500 per director using the Black Scholes option price method.
(3) During March, 2003, the Company granted Mr. Buccellato options to purchase 1,500,000 shares at an exercise price of $0.16 per share, which options vest in three equal annual installments commencing February 7, 2004. These options were granted in part to replace the amount of stock bonus plan shares which the Company repurchased from Mr. Buccellato in February 2003 in order to enable the Company to comply with the Sarbanes-Oxley Act, which prohibits the extension of credit in the form of a loan by the Company to any executive officer in connection with the sale of shares to such officer. The options expire in February 2010, and cease to vest upon complete termination of his services as a director, officer, employee or consultant of the Company. Since no portion of these options vested in 2003, the Company’s auditors did not accrue any value to such options for fiscal year 2003.
(4) During March, 2003, the Company granted to Dr. Skurkovich options to purchase 450,000 shares at an exercise price of $0.16 per share, which options vest in three equal annual installments commencing February 7, 2004. The options expire in February 2010, and cease to vest upon complete termination of his services as a director, officer, employee or consultant of the Company. Since no portion of these options vested in 2003, the Company’s auditors did not accrue any value to such options for fiscal year 2003.
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

OPTION/SAR GRANTS TO EXECUTIVE OFFICERS

None of the Named Executive Officers received or exercised any stock options or SARs during the 2005 fiscal year, other than those stock options reported in the section below captioned “ADDITIONAL EQUITY COMPENSATION SUBJECT TO PLAN SHARE INCREASE.”

AGGREGATED OPTIONS/SAR EXERCISES IN 2005 FISCAL YEAR OPTION/SAR VALUES AS OF DECEMBER 31, 2005

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at FY-End(#) Exercisable/ Unexercisable(1)		Value of Unexercised In-The- Money Options/SARs At FY-End ($) Exercisable/Unexercisable(2)

Simon Skurkovich, M.D.	0	0	300,000		18,000
			623,000		37,380
			10,000		- 0 -
			20,000		- 0 -
			30,000		- 0 -
			300,000	150,000	- 0 -	- 0 -
			25,000		- 0 -

Edmond Buccellato	0		105,543		10,554
			50,000		5,000
			50,000		- 0 -
			10,000		- 0 -
			20,000		- 0 -
			30,000		- 0 -
			1,000,000	500,000	- 0 -	- 0 -
			25,000		- 0 -

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

ADDITIONAL EQUITY COMPENSATION SUBJECT TO PLAN SHARE INCREASE

In May 2005, upon the recommendation of the Company’s Compensation Committee, the directors approved the grant of stock options (“2005 Options”) to the directors and officers as described below and to other employees and consultants. The grant of the 2005 Options was made subject to approval by the stockholders of an increase in the number of shares of common stock reserved for the Company’s 2000 Omnibus Equity Incentive Plan (“Plan Share Increase”) in an amount sufficient to cover the 2005 Options. The Company expensed the 2005 Options during 2005. Subsequent to May 2005, the directors reaffirmed the grant of the 2005 Options, again subject to approval by the stockholders of the Plan Share Increase. As of March 31, 2005, stockholder approval of the Plan Share Increase had not been obtained.

Since the Plan Share Increase has not occurred, the 2005 Options are not reported in this Annual Report as beneficially owned by such directors and officers. See “ITEM 10. EXECUTIVE COMPENSATION” for additional information.

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information as of December 31, 2005

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,990,000	$0.18	260,000
Equity compensation plans not approved by security holders(1)	- 0 -		- 0 -

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

During the first quarter of 2005, the Company granted BioEquity Partners warrants to purchase up to 300,000 shares of Common Stock at an exercise price of $0.20 per share for consulting services, partly in connection with the Company’s Phase I clinical trials at Georgetown University Medical Center to study an investigational treatment for AIDS. Subject to the terms of such warrants, the warrants become exercisable on March 20, 2006, and expire on March 20, 2015. The Company granted Dr. Yehuda Shoenfeld, Director of the Center for Autoimmune Diseases at the Israel Sheba Medical Center, warrants to purchase up to 10,000 shares of Common Stock at an exercise price of $0.20 per share for services as a member of the Company’s scientific advisory board. Subject to the terms of such warrants, the warrants are presently exercisable, and expire on February 24, 2015.

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

Name and Address of Owner	Number of Shares Beneficially Owned	Percentage of Total

Richard P. Kiphart 222 W. Adams St. Chicago, IL 60606	22,852,231(1)	29.60%

Boris Skurkovich, M.D. 18 Blaisdell Ave. Pawtucket, RI 01860	7,297,264(2)	11.84%

Edmond F. Buccellato 6355 Topanga Canyon Boulevard, Suite 510 Woodland Hills, CA 91367	3,044,021(3)	5.30%

Lawrence Loomis 9110 Red Branch Road Columbia, MD 21045	2,409,053(4)	4.24%

Simon Skurkovich, M.D. 802 Rollins Avenue Rockville, MD 20852	1,843,440(5)	3.28%

Thomas J. Pernice 6355 Topanga Canyon Boulevard Suite 510 Woodland Hills, CA 91367	1,227,443(6)	2.21%

Paul Hopper 7982 Doug Hill San Diego CA 92127	315,789(7)	*

Keith Gregg 6524 Edinburgh Drive Nashville TN 37221	0(8)	*

Joseph A. Bellanti, M.D. 6007 Corewood Lane Bethesda MD 20816	25,000(9)	*

All officers and directors as a group (10)	39,439,067	48.66%

(1) Shares held in the name of Richard P. Kiphart include the right to acquire 14,688,980 shares, upon the conversion of $3,672,245 principal amount of the Company’s 2002 Subordinated Convertible Pay-In-Kind Notes Due June 1, 2006 (“2002 Convertible Notes Due 2006”) and the right to acquire 3,618,612 shares, upon the conversion of $904,653 principal amount of the Company’s 2003 Subordinated Convertible Pay-In-Kind Notes Due September 30, 2007, the right to acquire 1,763,238 shares upon the conversion of $185,140 principal amount of the Company’s 2005 Subordinated Convertible Pay-In-Kind Notes Due September 30, 2009, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares of Common Stock at an exercise price of $0.42 per share and options to purchase up to 25,000 shares of Common Stock at an exercise price of $0.20 per share.
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
(3) Shares held in the name of Edmond F. Buccellato comprise shares held in the name of the Buccellato Living Trust (17,000 shares), shares held in the name of the Edmond F. and Leana J. Buccellato Living Trust (828,719 shares), shares held in the name of Buccellato & Finkelstein, Inc. (88,334 shares) and shares held in the name of Amy Buccellato (76,558 shares). Includes options to purchase up to 105,543 shares of Common Stock at an exercise price of $0.10 per share, options to purchase up to 50,000 shares of Common Stock at an exercise price of $0.10 per share, options to purchase up to 50,000 shares of Common Stock at an exercise price of $0.20 per share, options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares of Common Stock at an exercise price of $0.42 per share, options to purchase up to 1,500,000 shares of Common Stock at an exercise price of $0.16 per share and options to purchase up to 25,000 shares of Common Stock at an exercise price of $0.20 per share, and the right to acquire 242,867 shares upon the conversion of $25,501 principal amount of the Company’s 2005 Subordinated Convertible Pay-In-Kind Notes Due September 30, 2009.
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

The Company is currently indebted to Edmond F. Buccellato, the Company’s Chairman of the Board of Directors and Chief Executive Officer, for accrued salary in the amount of $40,000. The Company also is indebted to Mr. Buccellato in the amount of $10,000 for term notes due June 30, 2006.

During fiscal year 2005 the Company paid $252 to Boris Skurkovich, M.D. for consulting services and reimbursement for out-of-pocket expenses. The Company paid $42,375 to New Horizons Diagnostics, Inc. (“New Horizons”), of which Director Lawrence Loomis is the majority shareholder, for expenses related to research and development, including machinery and equipment expenses of $486 and salaries totaling $41,890, including approximately $6,069 for Lawrence Loomis.

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

10.9	Form of Investor Rights Agreement dated as of April 15, 2002. Filed as an exhibit to Registrant’s Form 10-QSB for the quarter ended March 31, 2002, and incorporated herein by reference.

10.10	Form of 2002 Subordinated Convertible Pay-In-Kind Note due June 1, 2006. Filed as an exhibit to Registrant’s Form 10-QSB for the quarter ended September 30, 2002, and incorporated herein by reference.

10.11	Form of Investor Rights Agreement dated as of June 1, 2002. Filed as an exhibit to Registrant’s Form 10-QSB/A for the quarter ended June 30, 2002, and incorporated by reference herein.

10.12
Form of Integrated Project Service Agreement for Pilot Formulation and Filling Area dated March 31, 2003. Filed on January 30, 2004, as Exhibit 10.12 to the Company’s Form 10-QSB/A for the period ended March 31, 2003, and incorporated by reference herein.

10.13	Form of 2003 Subordinated Convertible Pay-In-Kind Note Due 2007. Filed as an exhibit to Registrant’s Form 8-K on October 28, 2004 and incorporated by reference herein.

10.14	Form of the Investor Rights Agreement. Filed as an exhibit to Registrant’s Form 8-K on October 28, 2004 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1 Exhibit 10.13 was erroneously identified as Exhibit 10.12 in the original filing and is correctly identified herein.
2 Exhibit 10.14 was erroneously identified as Exhibit 10.13 in the original filing and is correctly identified herein.

The financial statements are incorporated herein by reference and begin with Page F-1.

The following financial statements are included herein:

REPORTS ON FORM 8-K

The Registrant filed the following reports on Form 8-K during the quarter ended December 31, 2005:

1.    November 14, 2005. The Registrant reported that Keith Gregg, managing partner of BioPharm Development Group, LLC, a retained, global business development and licensing firm, and Paul Hopper, acting director of Business Development for Advanced Biotherapy, have joined the Company’s Board of Directors.

2.    November 25, 2005. The Registrant reported that Directors Alexander L. Cappello and John M. Bendheim resigned effective November 23, 2005.

3.    November 29, 2005. The Registrant reported that Advanced Biotherapy, Inc. issued a letter to its stockholders, dated November 15, 2005 (and sent on or around November 25, 2005), the full text of which was set forth in Exhibit 99.2 to the report.

4.    December 20, 2005. The Registrant reported that Dr. Daniel Levitt, Chief Medical Officer and Head of Clinical and Regulatory Affairs of Dynavax Technologies has joined the Company’s scientific advisory board.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	Audit Fees. The aggregate fees billed for each of the last two fiscal years for audit and review were approximately $41,000 for 2005 and $40,500 for 2004.
(2)	Audit-Related Fees. The aggregate fees billed for each of last two fiscal years for assurance and related services related to audit or review were $- 0 - for 2005 and $0.00 for 2004.
(3)	Tax Fees. No fees were billed for either of the last two fiscal years for compliance, tax advice and tax planning.
(4)	There were no other fees paid to the Company’s outside auditors for either of the last two fiscal years.
(5)	(i) Before the Company engaged its current auditors to render services to the Company for or relating to the 2005 fiscal year, the engagement was approved by the Company’s Audit Committee.

(ii) Disclose percentage of services described in each of Items 9(e)(2) through 9(e)(4) of  Schedule 14A that were approved by the Audit Committee pursuant to paragraph (c)(7)(ii)(c) of  Rule 2-01 of Regulation S-X: - 0 -%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant, Advanced Biotherapy, Inc., has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11 " day of January, 2007.

Advanced Biotherapy, Inc. (Registrant)

By:	/s/ Christopher W. Capps
President and Chief Executive Officer

By:	/s/ Michael G. Bansley
Chief Financial Officer

Board of Directors
Advanced Biotherapy, Inc.
Woodland Hills, CA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Advanced Biotherapy, Inc. (a development stage enterprise) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from December 2, 1985 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Biotherapy, Inc. as of December 31, 2005 and 2004 and the results of its operations, stockholders’ deficit and its cash flows for the years then ended, and for the period from December 2, 1985 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding the resolution of this issue are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 6, 2006, except for Note 16, which is dated January 3, 2007

ADVANCED BIOTHERAPY, INC.		** = Restated
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	December 31,	December 31,
	2005	2004
	(Restated)	(Restated)

ASSETS

CURRENT ASSETS
Cash**	$22,068	$67,337
Auction rate securities**	-	300,000
Notes receivable - related party	46,619	46,619
Interest receivable - related party	18,090	15,060
Deposits and prepaid expenses	-	32,001
Total Current Assets	86,777	461,017

PROPERTY, PLANT AND EQUIPMENT, net	294,428	315,101

OTHER ASSETS
Deferred loan origination fees, net of accumulated amortization	7,283	26,319
Patents and patents pending, net of accumulated amortization	883,002	842,503
Total Other Assets	890,285	868,822

TOTAL ASSETS	$1,271,490	$1,644,940

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$246,776	$220,007
Accounts payable and accrued expenses - related party	182,200	49,000
Current portion of convertible notes payable	4,490,485	-
Total Current Liabilities	4,919,461	269,007

LONG-TERM DEBT
Convertible notes payable, net of current portion	1,286,134	4,945,413
Note payable to related parties	127,631	127,631
Total Long-Term Debt	1,413,765	5,073,044

Total Liabilities	6,333,226	5,342,051

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001; 200,000,000 shares authorized, 54,348,346 and 54,032,557 shares issued and outstanding, respectively	54,347	54,032
Additional paid-in capital**	6,998,563	6,574,786
Stock options and warrants	1,235,551	865,916
Deficit accumulated during development stage**	(13,350,197)	(11,191,845)
Total Stockholders' Deficit**	(5,061,736)	(3,697,111)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,271,490	$1,644,940

The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.			** = Restated
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

			From Inception
			(December 2, 1985)
	Year Ended December 31,		through
	2005	2004	December 31, 2005
		(Restated)	(Restated)

REVENUES	$-	$-	$89,947

OPERATING EXPENSES
Research and development	277,617	557,807	3,915,534
Promotional fees	256	27,678	62,570
Professional fees	181,367	202,730	2,961,074
Business development	81,500	-	81,500
Consulting, research & development (non-cash)**	549,700	172,200	1,231,609
Warrants - scientific advisory board	1,900	-	1,900
Directors' fees	97,173	40,500	299,053
Depreciation and amortization	100,296	117,893	880,406
Administrative salaries and benefits	249,229	275,280	1,377,998
Insurance	54,770	78,586	324,452
Shareholder relations and transfer fees	20,092	47,465	311,398
Rent	20,400	91,561	351,378
Travel and entertainment	24,573	55,917	330,799
Telephone and communications	5,799	10,987	62,417
Office	6,451	10,361	81,868
General and administrative	20,337	48,624	751,756
Total Operating Expenses	1,691,460	1,737,589	13,025,712

LOSS FROM OPERATIONS	(1,691,460)	(1,737,589)	(12,935,765)

OTHER INCOME (EXPENSES)
Miscellaneous income	2,682	3,000	27,682
Interest and dividend income	5,056	18,818	171,439
Internal gain on sale of securities	-	-	157,520
Forgiveness of debt	145,400	-	2,192,837
Forgiveness of payables	-	-	45,396
Loss on disposal of office equipment	-	-	(2,224)
Loss on impairment of patents	(28,823)	(14,852)	(43,675)
Interest expense**	(591,207)	(759,821)	(2,963,407)
Total Other Income (Expenses)**	(466,892)	(752,855)	(414,432)

LOSS BEFORE INCOME TAXES**	(2,158,352)	(2,490,444)	(13,350,197)

INCOME TAXES	-	-	-

NET LOSS**	$(2,158,352)	$(2,490,444)	$(13,350,197)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.04)	$(0.05)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON STOCK SHARES OUTSTANDING	54,137,820	52,102,082

The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.						** = Restated
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' DEFICIT

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During
			Paid-in	Options and	Development
	Shares	Amount	Capital	Warrants	Stage	Total

Balance, December 31, 2002	43,601,317	$43,600	$3,937,923	$580,027	$(6,592,961)	$(2,031,411)

Contribution of capital by shareholders in form of foregone interest	-	-	4,230	-	-	4,230

Common stock issued in exchange for convertible debt at $0.25 per share	788,991	789	196,460	-	-	197,249

Stock issued for cash at an average price of $0.01 per share from the exercise of options	150,000	150	1,350	-	-	1,500

Stock returned in settlement of notes and accrued interest receivable	(1,603,789)	(1,604)	(238,964)	-	-	(240,568)

Stock options issued in exchange for services	-	-	-	34,200	-	34,200

Stock issued for cashless exercise of warrants at $0.00 per share	151,846	152	7,059	(7,211)	-	-

Net loss for the year ended December 31, 2003	-	-	-	-	(2,108,440)	(2,108,440)

Balance, December 31, 2003	43,088,365	43,087	3,908,058	607,016	(8,701,401)	(4,143,240)

Contribution of capital by shareholders in form of foregone interest	-	-	4,480	-	-	4,480

Common stock issued in exchange for convertible debt at $0.24 per share**	10,896,275	10,897	2,654,496	-	-	2,665,393

Stock options issued to directors in exchange for services	-	-	-	94,500	-	94,500

Stock options and warrants issued in exchange for services, one third vested	-	-	-	172,200	-	172,200

Stock issued for cashless exercise of warrants at $0.16 per share	47,917	48	7,752	(7,800)	-	-

Net loss for the year ended December 31, 2004 (restated)**	-	-	-	-	(2,490,444)	(2,490,444)

Balance, December 31, 2004 (restated)**	54,032,557	$54,032	$6,574,786	$865,916	$(11,191,845)	$(3,697,111)

Contribution of capital by shareholders in form of foregone interest	-	-	4,455	-	-	4,455

Common stock issued to Paul Hopper in exchange for services at $0.19 per share	315,789	315	59,684	-	-	59,999

Stock options issued to directors inexchange for services	-	-	-	97,173	-	97,173

Stock options and warrants issued in exchange for services, one third vested	-	-	-	172,200	-	172,200

Stock options and warrants in exchange for services	-	-	-	459,900	-	459,900

Expiration of stock options	-	-	359,638	(359,638)	-	-

Net loss for the year ended December 31, 2005	-	-	-	-	(2,158,352)	(2,158,352)

Balance, December 31, 2005 (restated)**	54,348,346	$54,347	$6,998,563	$1,235,551	$(13,350,197)	$(5,061,736)

The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.		** = Restated
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			From Inception
			(December 2, 1985)
	Year Ended December 31,		through
	2005	2004	December 31, 2005
		(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)**	$(2,158,352)	$(2,490,444)	$(13,350,197)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	100,296	117,893	822,518
Loss on disposal of equipment	-	-	2,224
Loss on impairment of patents	28,823	14,852	43,675
Investment income	-	-	(157,520)
Expenses paid through issuance of common stock	59,999	-	291,339
Expenses paid through issuance of common stock warrants and options	729,273	266,700	1,399,462
Accrued interest paid by convertible debt**	591,206	759,821	2,573,298
Expenses paid through contributionof additional paid-in capital	4,455	4,480	64,746
Organization costs	-	-	(9,220)
Decrease (increase) in assets:
Marketable securities	-	2,000,000	-
Deposits and prepaid expenses	32,001	22,966	-
Interest receivable	(3,030)	(3,030)	(58,658)
Deferred loan origination cost	-	-	(157,295)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	26,769	71,280	324,317
Accounts payable and accrued expenses - related parties	133,200	(57,205)	241,168
Net cash used in operating activities**	(455,360)	707,313	(7,970,143)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(858)	(81,232)	(385,339)
Acquisition of patents	(129,051)	(303,335)	(1,204,605)

Net cash used in investing activities	(129,909)	(384,567)	(1,589,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	2,457,254
(Purchase) sale of auctions rate securities**	300,000	(300,000)	-
Internal gain on sale of securities	-	-	157,520
Proceeds from convertible notes	240,000	-	6,754,000
Proceeds from notes payable	-	-	388,508
Payments on notes payable	-	-	(175,127)
Net cash provided by financing activities**	540,000	(300,000)	9,582,155

Net increase (decrease) in cash**	(45,269)	22,746	22,068

Cash, beginning**	67,337	44,591	-
Cash, ending**	$22,068	$67,337	$22,068

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest expense paid	$-	$1,239	$341,166
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for a loan payable	$-	$-	$213,381
Common stock issued for notes receivable	$-	$-	$246,619
Common stock returned in payment of notes and interest receivable	$-	$-	$240,568
Common stock issued on cashless exercise of warrants	$-	$7,800	$15,011
Common stock issued for convertible debt	$-	$-	$707,156
Forgiveness of debt	$145,400	$-	$145,400

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

For the year ended December 31, 2005, the Company incurred a net loss of $2,158,352 and had an accumulated deficit during the development stage of $13,350,197. The Company has limited funds for research and development costs and operations and it does not have a source of revenues to continue its operations, research and development costs or to service its debt at maturity beyond such funding. For the twelve-month period subsequent to December 31, 2005, the Company anticipates that its minimum operating cash requirements to continue as a going concern will be approximately $6,000,000. The future of the Company is dependent upon securing additional debt or equity funding and future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system. Management’s goal is to forge a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, future cash requirements may be met through licensing fees and royalties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations at December 31, 2005.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations at December 31, 2005.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its consolidated financial position, results of operations, or cash flows at December 31, 2005.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company at December 31, 2005.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensation.” This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company believes adoption of this statement will have an immaterial effect on the financial statements of the Company, as the Company currently accounts for stock based compensation under SFAS No. 123.

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

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

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

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

The following is a summary of property, equipment and accumulated depreciation at December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Lab equipment	$31,891	13,450	$31,891	$3,875
Office equipment	13,777	11,905	12,918	10,621
Furniture and fixtures	22,539	10,918	22,539	7,214
Clean room	271,786	9,292	271,786	2,323
	$339,993	45,565	$339,134	$24,033

Depreciation expense for the years ended December 31, 2005 and 2004 was $21,532 and $15,287, respectively.

NOTE 4 - INVESTMENTS

Marketable Securities
In 2004, the Company’s investments in equity securities that are intended to be held for a short period are classified as trading securities. These securities are recorded at fair value as current assets on the balance sheet under the caption of marketable securities. The change in fair value of those securities is included in earnings during the period presented. During the year ended December 31, 2005, a total of $300,000 was redeemed and transferred to cash with no gain or loss being recognized.

NOTE 5 - INTANGIBLE ASSETS

Patents and Patents Pending
Costs relating to the development and approval of patents, primarily fees paid to the Company’s attorneys, are capitalized and amortized using the straight-line method over seventeen years. The exceptions to this are research and development costs which are expensed in the period they are incurred, Patents prior to 1998 have been abandoned; therefore, an abandonment loss on patents of $14,852 has been recognized. The Company’s patents relate to the treatment of autoimmune diseases.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

The following is a summary of the costs of patents and patents pending:

	Cost	Accumulated Amortization	Net Amount
Balance, December 31, 2003	$772,219	$(160,295)	$611,924
2004 Activity	303,332	(57,901)	245,431
Abandonment of Patents	(109,162)	94,310	(14,852)
Balance, December 31, 2004	966,389	(123,888)	842,503
2005 Activity	131,803	(64,537	67,266
Abandonment of Patents	(35,000)	8,235	(26,765)
Balance at December 31, 2005	$1,063,192	$(180,190)	$883,002

The following is a summary of the costs of patents separated into pending and granted:

	2005	2004
Pending Patents	$796,948	$707,473
Granted Patents	266,244	258,916

Total Cost of Patents	$1,063,192	$966,389

NOTE 6 - RELATED PARTY TRANSACTIONS

At December 31, 2005 and 2004, the Company has notes receivable in the aggregate amount of $46,619 from non-officer/director shareholders of the Company in connection with a payment plan for the purchase of Company stock. The notes accrue interest at a rate of 6.5% per annum and mature on December 31, 2007.

The note payable to related parties consists of a loan payable to one of the Company’s directors. The note has no specific due date, is currently uncollateralized, and is non-interest bearing, however, interest is calculated at the applicable federal rate each quarter. The calculated interest of $4,455 and $4,480 was recorded during the year ending December 31, 2005 and 2004, respectively, as interest expense and contributed capital in the accompanying financial statements because the note holder elected to forgive this interest.

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

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Information regarding the number of shares issued and consideration received is as follows:

	Common Stock
	Average price per share	Shares	Amount	Additional Paid-in Capital

Common stock issued for cash:
1985	$.50	100,000	$100	$49,900
1986	1.00	639,500	640	678,861
1987	1.00	850,500	850	759,650
1988	1.00	25,000	25	24,975
1993	.25	2,402,000	2,402	475,900
1995	.05	1,000,000	1,000	49,000
1996	.05	520,000	520	25,480
1997	.09	1,800,500	1,801	153,749
1998	.10	305,000	305	30,195
1999	.05	3,158,000	3,158	151,993
		10,800,500	10,801	2,399,703

Common stock issued for patents assigned:
1984	.01	550,000	5,500	-
1985, adjustment to reflect change in number and par value of shares outstanding	-	2,750,000	(2,200)	2,200
		3,300,000	3,300	2,200

Common stock issued for acquisitions:
1985	.01	13,333,500	13,334	(41,112)

Common stock issued for note receivable:
1986	1.00	10,000	10	9,990
2000	.05	4,932,380	4,932	241,687
		4,942,380	4,942	251,677
Common stock returned in payment of notes receivable:
2003	.16	(1,603,789)	(1,604)	(238,964)

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

	Common Stock
	Average price per share	Shares	Amount	Additional Paid-in Capital

Contribution of additional paid-in capital:
1991	-	-	-	35,825
1999	-	-	-	28,098
2000	-	-	-	9,735
2001	-	-	-	8,113
2002	-	-	-	5,635
2003	-	-	-	4,230
2004				4,480
2005		-	-	4,455
-			-	100,571

Stock subscriptions:
1999	.05	650,000	650	31,850

Cancellation of escrowed shares in 1999	.001	(850,000)	(850)	850
Reissued escrowed shares cancelled in error:
2001	.001	850,000	850	(850)
-			-	-

Common stock issued for services (1):
1988	.50	25,000	25	12,475
1989	.38	25,000	25	9,475
1990	.66	37,375	37	24,635
1991	.51	159,500	160	81,010
1992	.75	62,500	62	46,563
1993	.25	120,000	120	29,880
1996	.05	308,500	308	13,832
1997	.05	155,500	155	7,619
1999	.05	99,190	99	4,860
2005	.19	315,784	315	59,684
		1,308,354	1,306	290,033

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

	Common Stock
	Average price per share	Shares	Amount	Additional Paid-in Capital

Common stock issued to replace unrecorded certificates:
1988	.001	1,200	1	(1)
1992	.001	500	1	(1)
2000	.001	100,000	100	(100)
		101,700	102	(102)

Common stock issued for forgiveness of accounts payable (1):
1990	.50	25,000	25	12,475
1996	.05	150,000	150	7,350
		175,000	175	19,825

Common stock issued in payment of notes payable (1):
1993	.25	200,000	200	49,800
2000	.05	1,714,995	1,715	84,035
		1,914,995	1,915	133,835

Common stock issued in payment of loans payable (1):
2000	.05	2,552,625	2,553	125,078

Common stock issued for commissions (1):
1993	.001	1,260,000	1,260	-

Common stock issued for convertible debt:
2001	.25	1,605,346	1,605	399,504
2002	.25	1,147,706	1,147	285,781
2003	.25	788,991	789	196,460
2004	.25	10,896,275	10,897	2,654,496
		14,438,318	14,385	3,536,241

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

	Common Stock
	Average price per share	Shares	Amount	Additional Paid-in Capital

Expiration of stock options
2005	-	-		210,738

Stock warrants exercised:
2003 (cashless exercise)	.05	151,846	152	7,059
2004 (cashless exercise)	.16	47,917	48	7,752
		199,763	200	14,811
Stock options exercised:
1997	.01	325,000	325	2,929
2000	.01	350,000	350	3,150
2002	.04	150,000	150	5,850
2003	.01	150,000	150	1,350
		975,000	975	13,279
Total		54,348,346	$54,347	$6,998,563

(1)	Per share amounts determined by information deemed most reliable based on circumstances of each case: trading price at time of issuance or value of services received.

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

Stock Bonus Plan
In January 2000, the Company approved a stock bonus plan the purpose of which is to retain personnel of experience and ability in the employ of the Company and to compensate them for their contributions to the growth of the Company, thereby inducing them to continue to make such contributions in the future. During January 2000, the Company issued 9,200,000 shares of common stock under this plan to certain key officers and directors subject to various restrictions. Such stock bonuses were issued at the weighted average price at which the Company had been selling shares of stock out of authorized but yet unissued common stock to third parties during the six months immediately preceding the issuance of the bonus shares, or $0.05 per share. On February 7, 2004, the board of directors unanimously approved the repurchase and cancellation of 1,603,789 of these shares of common stock at the fair market value of $0.16 per share in satisfaction of outstanding notes receivable and accrued interest. At December 31, 2004, a total of 2,403,789 shares were available under this plan. During 2005, the Company terminated its Stock Bonus Plan. All shares available under the plan are to be available for grant under the Company’s Omnibus Equity Incentive Plan. See Note 10.

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

The following is a summary of the Company's equity compensation plans:

Plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders (1)	4,990,000	$0.18	260,000

(1) Omnibus Equity Incentive Plan

Following is a summary of the status of the options during the years December 31, 2005 and 2004:
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	6,087,953	$0.16
Granted	270,000	0.16
Exercised	-	-
Forfeited	-	-
Options outstanding at December 31, 2004	6,357,953	$0.17
Granted	5,178,453	0.15
Exercised	-	-
Forfeited/Expired	(2,637,953)	(0.14)

Options outstanding at December 31, 2005	8,898,453	$0.16
Weighted average fair value of options granted in 2005		$0.10
Options exercisable at December 31, 2005	7,698,453	$0.17

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Summarized information about stock options outstanding and exercisable at December 31, 2005 is as follows:

	Outstanding Options
Exercise Price Range	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.10 - $0.42	8,898,453	6.41	$0.16

	Exercisable Options
Exercise Price Range	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.10 - $0.42	7,698,453	6.77	$0.17

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

Summarized information about stock warrants outstanding and exercisable at December 31, 2005 is as follows:

	Number of warrants	Weighted Average Remaining Life	Average exercise price
Outstanding	5,504,227	4.11	$0.16
Exercisable	5,350,894	4.20	$0.16

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

In February, 2004 the Company offered the holders of the remaining $773,000 of unconverted convertible debt an incentive of a reduced conversion price from $0.25 to $0.24 and payment of interest through the maturity date of September 30, 2005, if the holders would convert prior to April 30, 2004. The Company issued 4,558,771 shares for the principal and accrued interest through March 31, 2004, valued at $1,094,105 and 222,404 shares of common stock valued at $53,377 for the additional interest from April to September. Additionally, since the Company changed the conversion price, following SFAS No. 84, the Company calculated additional interest equal to the difference in the fair market value on the date of the conversion and the new conversion rate, multiplied by the difference in the shares converted. The Company recorded interest expense totaling $21,882 for this difference.

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

In February, 2004 the Company offered the holders of the remaining $1,140,500 of unconverted convertible debt an incentive of a reduced conversion price from $0.25 to $0.24 and accrual of interest through the maturity date of September 30, 2005, if the holders would convert prior to April 30, 2004. The Company issued 5,805,702 shares for the principal and accrued interest through March 31, 2004, valued at $1,393,369 and 311,635 shares of common stock valued at $74,800 for the additional interest from April to September. Additionally, since the Company changed the conversion price, following SFAS No. 84, the Company calculated additional interest equal to the difference in the fair market value on the date of the conversion and the new conversion rate, multiplied by the difference in the shares converted. The Company recorded interest expense totaling $27,867 for this difference.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Occupancy Agreements
During the period ended March 31, 2003, the Company entered a verbal agreement to pay approximately $4,000 a month to a firm owned by the Company’s chief executive officer and chief financial officer for tax preparation services, monthly accounting, and reimbursement for rent and employee benefits. A total of $65,321 was paid during 2004 under this month-to-month agreement. Under this verbal agreement, a total of $24,200 has been accrued in the financial statements as of December 31, 2005

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

The Company also entered into a verbal agreement for research and development laboratory space with a firm, which has as a shareholder, one of the directors of Advanced Biotherapy, Inc. This agreement calls for a monthly rent of $6,110 along with reimbursement for research and development services at a monthly cost of $12,000. A total of $300,283 was paid during 2004 under this month-to-month agreement.

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

NOTE 14 - INCOME TAXES

The following is a reconciliation of income tax, computed at the federal statutory rate, to the provision for taxes:

	December 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Federal tax (benefit)	$(490,000)	(34)%	$(817,000)	(34)%
State tax (benefit)	(111,000)	(8)%	(192,000)	(8)%
Valuation allowance	601000	42%	1,009,000	42%
	$-	-	$-	-

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax assets at December 31, 2005 and 2004 are as follows:

	December 31, 2005	December 31, 2004
Deferred tax asset:
Net operating loss carryforwards	$4,061,000	$3,257,000
General business credit carryforwards	95,000	74,000
Excess book accumulated amortization	24,000	29,000
	4,180,000	3,360,000
Deferred tax liabilities:
Excess tax accumulated depreciation	3,000	3,000
Total deferred tax asset	4,177,000	3,357,000
Valuation allowance for deferred tax asset	(4,177,000)	(3,357,000)
Net deferred tax asset	$-	$-

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

The change in the valuation allowance account from December 31, 2004 to December 31, 2005 was $890,000, which is principally due to the change in management’s estimates as well as an increase in the Company’s net operating loss carryforward including expiration of prior years’ net operating losses.

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

NOTE 16 - CORRECTION OF AN ERROR

The accompanying financial statements for December 31, 2005 and 2004 have been restated to correct an error in the recording of interest expense. The Company discovered there was an error in the accounting for the proper amount of interest expense related to the conversion of debt into shares of common stock. The effect of the restatement was to increase the additional paid-in capital and net loss in the amount of $49,749, with a de minimus effect on the earnings per share amount.

The following is a summary of the effect:

As of December 31, 2004:

	As Originally Filed	As Corrected	Change
Financial Position
Additional Paid-in Capital	$6,525,037	$6,574,786	$49,749
Net Loss	$2,440,695	$2,490,444	$49,749
Deficit Accumulated	$11,042,096	$11,191,845	$49,749

Results of Operations
Interest Expense	$710,072	$759,821	$49,749

As of December 31, 2005:

	As Originally Filed	As Corrected	Change
Financial Position
Additional Paid-in Capital	$6,948,814	$6,998,563	$49,749
Deficit Accumulated	$13,300,448	$13,350,197	$49,749