Form 10QSB/A
period 2006-03-31
ADVANCED BIOTHERAPY INC
filed 2007-01-12
CIK 791833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2006
OR
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ______________

Commission file number 0-26323

ADVANCED BIOTHERAPY, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0402415
(State of jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
☒ YES                    ☐NO

As of May 6, 2006, the Registrant had 54,348,346 shares of common stock, $0.001 par value, outstanding.

TABLE OF CONTENTS

ITEM			PAGE

EXPLANATORY NOTE			1

PART I.

1.	Financial Statements (Restated)

	a.	Balance Sheets - March 31, 2006 (unaudited and restated) and December 31, 2005 (restated)	2

	c.	Statements of Operations – Three Months Ended March 31, 2006 (unaudited), March 31, 2005 (unaudited), and from Inception through March 31, 2006 (unaudited and restated)	3

	d.	Statement of Cash Flows – Three Months Ended March 31, 2006 (unaudited), March 31, 2005 (unaudited) and from Inception through March 31, 2006 (unaudited and restated)	4

	e.	Notes to Financial Statements (restated)	5

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		12

3.	Controls and Procedures		15

PART II.
6.	Exhibits and Reports on Form 8-K		15

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, filed on May 12, 2006 (the “Original Filing”), to restate our financial statements for the quarter ended March 31, 2006, and the related disclosures in the Notes to the financial statements (the “Restatement”).

The Restatement reflects the reclassification of certain expenses regarding the vesting of options and warrants (non-cash) as reflected in the Statements of Operations in our restated financial statements. This reclassification does not result in any additional expenses to the Company from such reclassification. The Restatement also reflects an additional $49,749 in accumulated deficit at December 31, 2005, resulting from an additional interest expense recorded as a finance charge in the amount of $49,749 for the year ended December 31, 2004. The additional interest expense was explained in the restatement of our financial statements filed in our Form 10-KSB/A for the year ended December 31, 2005. See Note 10, “Correction of an Error”, of the Notes to Financial Statements in this Form 10-QSB/A for a detailed discussion of the effect of the Restatement.

For the convenience of the reader, this Amendment (“Amendment”) restates in its entirety the Original Filing, as amended by, and to reflect the Restatement. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect any events that occurred at a later date other than as described in this explanatory note. All information contained in this Amendment is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Original Filing.

The restatement of the Original Filing is made because the Company and its accountants determined that certain errors were made with respect to the Company’s audited financial statements for the year ended December 31, 2004 and December 31, 2005. The errors in the Company’s audited financial statements were brought recently to the Company’s attention by the Securities and Exchange Commission (“SEC”), and the accounting procedures involved have been corrected.

Except for the sections of this Form 10-QSB/A entitled Financial Statements, Note 10 of the Notes to Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Controls and Procedures, all of the information (except for the financial statements) in this Amendment is as of the date of the Original Filing, and does not reflect events occurring after the Original Filing other than the Restatement, or modify or update disclosures affected by subsequent events, except for the updated Exhibits 31.1, 31.2, 32.1, and 32.2 described below). In addition, in accordance with applicable SEC rules, this Amendment includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

The following sections of this Quarterly Report on Form 10-QSB/A have been revised from the Original Filing:

PartI - Item 1	Financial Statements and Notes to Financial Statements

Part I - Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I - Item 3	Controls and Procedures

PART I

ITEM 1. FINANCIAL STATEMENTS

ADVANCED BIOTHERAPY, INC.	** = Restated
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	March 31, 2006 (Unaudited) and Restated	December 31, 2005 (Restated)
ASSETS

CURRENT ASSETS
Cash	$9,265	$22,068
Notes receivable - related party	46,619	46,619
Interest receivable - related party	18,848	18,090
Deposits and prepaid expenses	—	—
Total Current Assets	74,732	86,777

PROPERTY, PLANT AND EQUIPMENT, net	289,445	294,428

OTHER ASSETS
Deferred loan origination fees, net of accumulated amortization	2,524	7,283
Patents and patents pending, net of accumulated amortization	881,147	883,002
Total Other Assets	883,671	890,285

TOTAL ASSETS	$1,247,848	$1,271,490

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$229,122	$246,776
Accounts payable and accrued expenses - related party	242,501	182,200
Loan payable - related party	—	—
Accrued interest on term and convertible debt	165,326	—
Current portion of term and convertible notes payable	4,640,486	4,490,485
Other Current Liabilities	—	—
Total Current Liabilities	5,277,435	4,919,461

LONG-TERM DEBT
Convertible notes payable, net of current portion	1,286,133	1,286,134
Note payable to related parties	127,631	127,631
Total Long-Term Debt	1,413,764	1,413,765

TOTAL LIABILITIES	6,691,199	6,333,226

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 200,000,000 shares authorized, 54,348,346 shares issued and outstanding	54,347	54,347
Additional paid-in capital**	7,038,861	6,998,063
Stock options and warrants	1,348,051	1,235,551
Deficit accumulated during development stage**	(13,884,610)	(13,350,197)
Total Stockholders' Deficit	(5,443,351)	(5,061,736)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,247,848	$1,271,490

The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.	** = Restated
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

			From Inception
			(December 2, 1985)
	Quarter Ended March 31,		through
	2006	2005	March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited and Restated)
REVENUES	$—	$—	$89,947

OPERATING EXPENSES
Research and development	2,597	93,685	3,918,131
Promotional fees	—	—	62,570
Professional fees	42,418	70,663	3,003,492
Business development	39,500	—	121,000
Consulting, Research and Development (non-cash)**	151,700	172,200	1,383,309
Warrants - scientific advisory board	—	—	1,900
Directors' fees	—	—	299,053
Depreciation and amortization	26,105	24,707	906,511
Administrative salaries and benefits	92,196	69,177	1,470,194
Insurance	—	18,257	324,452
Shareholder relations and transfer fees	3,000	8,690	314,398
Rent	5,100	5,100	356,478
Travel and entertainment	35	13,568	330,834
Telephone and communications	843	1,791	63,260
Office	1,371	1,773	83,239
General and administrative	4,062	5,984	755,818
Total Operating Expenses	368,927	485,595	13,394,639

LOSS FROM OPERATIONS	(368,927)	(485,595)	(13,304,692)

OTHER INCOME (EXPENSES)
Miscellaneous income	—	250	27,682
Interest and dividend income	938	1,850	172,377
Internal gain on sale of securities	—	—	157,520
Forgiveness of debt	—	—	2,192,837
Forgiveness of payables	—	—	45,396
Loss on disposal of office equipment	—	—	(2,224)
Loss on abandonment of patents	—		(43,675)
Interest expense**	(166,424)	(139,571)	(3,129,831)
Total Other Income (Expenses)**	(165,486)	(137,471)	(579,918)

LOSS BEFORE INCOME TAXES**	(534,413)	(623,066)	(13,884,610)

INCOME TAXES	—	—	—

NET LOSS**	$(534,413)	$(623,066)	$(13,884,610)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON STOCK SHARES OUTSTANDING	54,348,346	54,032,557

The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.	** = Restated
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			From Inception
			(December 2, 1985)
	Quarter Ended March 31,		through
	2006	2005	March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited and Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)**	$(534,413)	$(623,066)	$(13,884,610)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	26,105	24,707	848,623
Loss on disposal of equipment		—	2,224
Loss on impairment of patents		—	43,675
Investment income		—	(157,520)
Expenses paid through issuance of common stock		—	291,339
Expenses paid through issuance of common stock warrants and options	151,700	214,600	1,551,162
Accrued interest paid by convertible debt**		—	2,573,298
Expenses paid through contribution of additional paid-in capital	1,098	1,098	65,844
Organization costs		—	(9,220)
Decrease (increase) in assets:			—
Marketable securities		—	—
Deposits and prepaid expenses		(5,887)	—
Interest receivable	(758)	(758)	(59,416)
Deferred loan origination cost		—	(157,295)
Increase (decrease) in liabilities:			—
Accounts payable and accrued expenses	(17,654)	65,873	306,663
Accounts payable and accrued expenses - related parties	60,301	(31,393)	301,469
Accrued Interest	165,326	139,571	—

Net cash used in operating activities	(148,295)	(215,255)	(8,283,764)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets		(858)	(385,339)
Acquisition of patents	(14,508)	(23,985)	—

Net cash used in investing activities	(14,508)	(24,843)	(385,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	2,457,254
Internal gain on sale of securities	—	—	157,520
Proceeds from convertible notes	—	—	6,754,000
Proceeds from notes payable	150,000	—	538,508
Payments on notes payable	—	—	—

Net cash provided by financing activities	150,000	—	9,907,282

Net increase (decrease) in cash	(12,803)	(240,098)	9,265

Cash beginning	22,068	367,337	—

Cash, ending	$9,265	$127,239	$9,265

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest expense paid	—	$128	$341,166
Income taxes paid	—	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued in exchange for professional fees and expenses	$—	$—	$400,868
Contributed expenses	$1,098	$1,098	$65,844
Common stock issued for a loan payable	$—	$—	$213,381
Common stock issued for notes receivable	$—	$—	$246,619
Common stock returned in payment of notes and interest receivable	$—	$—	$240,568
Warrants and options issued for services and accrued expenses	$151,700	$214,600	$1,551,162
Common stock issued on cashless exercise of warrants	$—	$—	$15,011
Accrued interest paid by convertible debt	$—	$—	$2,523,549
Common stock issued for convertible debt	$—	$—	$707,156
Forgiveness of debt	$—	$—	$145,400

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

For the three months ended March 31, 2006, the Company incurred a net loss of $534,413 and had an accumulated deficit during the development stage of $13,884,610. The Company has limited funds for research and development costs and operations and it does not have a source of revenues to continue its operations, research and development costs or to service its debt at maturity. For the twelve-month period subsequent to March 31, 2006, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $1,800,000 for operations and approximately $4,600,000 to repay the current portion of convertible debt. The future of the Company is dependent upon securing additional debt or equity funding and future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system. Management’s goal is to forge a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, future cash requirements may be met through licensing fees and royalties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The following is a summary of property, equipment and accumulated depreciation at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	Cost	Cost
Lab equipment	$31,891	$31,891
Office equipment	13,777	13,777
Furniture and fixtures	22,539	22,539
Clean room	271,786	271,786
Total assets	339,993	339,993
Less accumulated depreciation	(50,548)	(45,565)
Net fixed assets	$289,445	$294,428

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

The following is a summary of the Company's equity compensation plans:

Plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders (1)	4,990,000	$0.18	260,000

(1) Omnibus Equity Incentive Plan

Following is a summary of the status of the options during the year ended December 31, 2005 and the period ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2005	6,357,953	$0.17
Granted	5,178,453	0.15
Exercised	—	—
Forfeited	(2,637,953)	(0.14)
Options outstanding at December 31, 2005	8,898,453	0.16
Granted	—	—
Exercised	—	—
Forfeited/Expired	—	—
Options outstanding and exercisable at March 31, 2006	8,898,453	$0.16

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2006

NOTE 10 - CORRECTION OF AN ERROR

The accompanying financial statements for December 31, 2005 have been restated to correct an error in the recording of interest expense in the year ended December 31, 2004. The Company discovered there was an error in the accounting for the proper amount of interest expense related to the conversion of debt into shares of common stock. The effect of the restatement was to increase the additional paid-in capital and net loss in the amount of $49,749, with a de minimus effect on the earnings per share amount.

The following is a summary of the effect:

As of December 31, 2005:

	As Originally Filed	As Corrected	Change
Financial Position
Additional Paid-in Capital	$6,948,814	$6,998,563	$49,749
Deficit Accumulated	$13,300,448	$13,350,197	$49,749

As of March 31, 2006:

	As Originally Filed	As Corrected	Change
Financial Position
Additional Paid-in Capital	$6,989,112	$7,038,861	$49,749
Deficit Accumulated	$13,834,861	$13,884,610	$49,749

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. All statements other than statements of historical facts are forward-looking statements, including any statements of the plans and objectives of management for future operations, any statements concerning proposed new product candidates and prospects for regulatory approval, any projections of revenue earnings or other financial items, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," “could” "expect," "project," "intend," "plan," "believe,” “seek,” “should,” “may,” “assume,” “continue,” variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We caution you that our performance and results could differ materially from what is expressed, implied, or forecast by our forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. Future operating results and the Company’s stock price may be affected by a number of factors, including, without limitation: (i) availability of capital for research and development; (ii) availability of capital for clinical trials; (iii) opportunities for joint ventures and corporate partnering; (iv) opportunities for mergers and acquisitions to expand the Company’s biotechnology base or acquire revenue generating products; (v) regulatory approvals of preclinical and clinical trials; (vi) the results of preclinical and clinical trials, if any; (vii) regulatory approvals of product candidates, new indications and manufacturing facilities; (viii) health care guidelines and policies relating to prospective Company products; (ix) intellectual property matters (patents); and (x) competition. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1. Business,” and all subsections therein, including, without limitation, the subsections entitled, Technical Background, Government Regulation, Federal Drug Administration Regulation, Competition and Factors That May Affect the Company, and the section entitled “Market for Registrant's Common Stock and Related Stockholder Matters,” all contained in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005, filed on or around January 12, 2007. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission.

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

In terms of the Company's long-term convertible debt, as of March 31, 2006, the approximate principal balance of $4,483,085, $1,033,889 and $252,245 matures on June 1, 2006, September 30, 2007 and September 30, 2009, respectively. Additionally, the Company owes $7,400 to one noteholder whose convertible pay-in-kind note matured on September 30, 2004. The Company has attempted unsuccessfully to locate this noteholder. During the first quarter of 2006, the Company also incurred non-convertible term debt due on June 30, 2006 in the cumulative amount of $150,000. Of that amount, $125,000 was loaned by an officer and a director of the Company. Subsequent to March 31, 2006, the Company received an additional (i) $38,000 in debt, convertible at $0.07 per share at June 30, 2006, and (ii) $48,500 in new convertible term debt due June 30, 2006.

The Company’s business development plan for 2006, subject to satisfying its convertible note and other note payable obligations and raising additional capital, principally focuses on the following five specific elements:

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

In general, we have a history of operating losses and have not generated any revenue. As of March 31, 2006, we had an accumulated deficit of approximately $13,884,610. Subject to raising capital and making satisfactory arrangements with the holders of convertible notes that are due on June 1, 2006, over the next several months, we expect to incur substantial additional expenses as we continue to identify and develop potential products and invest in research. Since we or potential collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain.

The Company has no expected purchases or sales of significant equipment and there are no expected significant changes in the number of employees of the Company.

RESTATEMENT OF FINANCIAL INFORMATION

As discussed in Note 10 of the Notes to our financial statements, we restated our financial statements for the quarter ended March 31, 2006, to reclassify certain expenses regarding the vesting of options and warrants (non-cash) and to increase the accumulated deficit by $49,749 at March 31, 2006, as a result of additional interest expenses in the amount of $49,749 for the fiscal year ended December 31, 2004.

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

ITEM 3. CONTROLS AND PROCEDURES

In accordance with Item 307 of Regulation S-B promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this amended Form 10-QSB, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. At the time of the preparation and filing of the Original Filing of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, the then Chief Executive Officer and Chief Financial Officer had reviewed the Company’s disclosure controls and procedures and concluded that those disclosure controls and procedures were effective in causing information to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to management of the Company to allow timely decisions regarding the Company’s public disclosures. The Company believes that its internal disclosure controls and procedures continue to be adequate with respect to its status as a development stage company and its past and current business regarding research and development of its patent portfolio.

As of the date of this amended Form 10-QSB, there had not been any significant changes in the Company’s internal controls or in other factors that could have significantly affected these internal controls subsequent to the date of the Certifying Officers’ evaluation.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB/A to be signed on its behalf by the undersigned thereunto duly authorized as of January 11, 2007.

Advanced Biotherapy, Inc.
(Registrant)

By:	/s/ Christopher W. Capps	By:	/s/ Michael G. Bansley
	Christopher W. Capps		Michael G. Bansley
	President and CEO		Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.