Form 10QSB/A
period 2006-06-30
ADVANCED BIOTHERAPY INC
filed 2007-01-12
CIK 791833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1
TO
FORM 10-QSB/A

(Mark One)
☒ Amendment to Quarterly Report (as previously amended) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2006.
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
☒ YES  ☐ NO

As of August 1, 2006, the Registrant had 54,348,346 shares of common stock, $0.001 par value, outstanding.

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2006, filed on August 23, 2006 (the “Second Quarter Amended Report”), to restate our financial statements for the quarter ended June 30, 2006, and the related disclosures in the Notes to the financial statements (the “Restatement”).

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

For the convenience of the reader, this Amendment (“Amendment”) restates in its entirety the Second Quarter Amended Report, as amended by, and to reflect the Restatement. This Amendment continues to speak as of the date of the Second Quarter Amended Report, and we have not updated the disclosures contained herein to reflect any events that occurred at a later date other than as described in this explanatory note. All information contained in this Amendment is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Second Quarter Amended Report.

The restatement of the Second Quarter Amended Report is made because the Company and its accountants determined that certain errors were made with respect to the Company’s audited financial statements for the year ended December 31, 2004 and December 31, 2005. The errors in the Company’s audited financial statements were brought recently to the Company’s attention by the Securities and Exchange Commission (“SEC”), and the accounting procedures involved have been corrected.

Except for the sections of this Amendment to the Second Quarter Amended Report entitled Financial Statements, Note 10 of the Notes to Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Controls and Procedures, all of the information in this Amendment (except for the financial statements) is as of the date of the Second Quarter Amended Report, and does not reflect events occurring after the Second Quarter Amended Report other than the Restatement, or modify or update disclosures affected by subsequent events, except for the updated Exhibits 31.1, 31.2, 32.1, and 32.2 described below. In addition, in accordance with applicable SEC rules, this Amendment includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

The following sections of this Amendment have been revised from the Second Quarter Amended Report:

Introduction to Form 10-QSB/A - Deleted
Part I - Item 1	Financial Statements and Notes to Financial Statements
Part I - Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I - Item 3	Controls and Procedures

TABLE OF CONTENTS

ITEM	PAGE

PART I.

1. Financial Statements (Restated)

a. Balance Sheets - June 30, 2006 (unaudited and restated) and December 31, 2005 (restated)	1

b. Statements of Operations -- Three months ended June 30, 2006 (unaudited), June 30, 2005 (unaudited); Six months ended June 30, 2006 (unaudited), June 30, 2005 (unaudited); and from Inception through June 30, 2006 (unaudited and restated)	2

c. Corrected Statements of Cash Flows - Six months ended June 30, 2006 (unaudited), June 30, 2005 (unaudited) and from Inception through June 30, 2006 (unaudited and restated)	3

d. Notes to Financial Statements (restated)	4

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

3. Controls and Procedures	14

PART II.

2. Changes in Securities	15

6. Exhibits and Reports on Form 8-K	15

PART I

ITEM 1. FINANCIAL STATEMENTS

ADVANCED BIOTHERAPY, INC.	**= Restated
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	June 30, 2006 (Unaudited and Restated)	December 31, 2005 (Restated)

ASSETS

CURRENT ASSETS
Cash	$21,447	$22,068
Notes receivable - related party	46,619	46,619
Interest receivable - related party	19,605	18,090
Deposits and prepaid expenses	-	-
Total Current Assets	87,671	86,777

PROPERTY, PLANT AND EQUIPMENT, net	284,920	294,428

OTHER ASSETS
Deferred loan origination fees, net of accumulated amortization	-	7,283
Patents and patents pending, net of accumulated amortization	816,222	883,002
Total Other Assets	816,222	890,285

TOTAL ASSETS	$1,188,813	$1,271,490

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$189,823	$246,776
Accounts payable and accrued expenses - related party	219,837	182,200
Loan payable - related party	361,500	-
Accrued interest on term and convertible debt	8,962	-
Current portion of term and convertible notes payable	4,740,466	4,490,485
Other Current Liabilities	-	-
Total Current Liabilities	5,520,588	4,919,461

LONG-TERM DEBT
Convertible notes payable, net of current portion	1,362,624	1,286,134
Note payable to related parties	127,631	127,631
Total Long-Term Debt	1,490,255	1,413,765

TOTAL LIABILITIES	7,010,843	6,333,226

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001; 20,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, par value $0.001; 200,000,000 shares authorized,
54,348,346 shares issued and outstanding	54,347	54,347
Additional paid-in capital**	7,039,972	6,998,563
Stock options and warrants	1,348,051	1,235,551
Deficit accumulated during development stage**	(14,264,400)	(13,350,197)
Total Stockholders' Deficit	(5,822,030)	(5,061,736)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,188,813	$1,271,490

The accompanying condensed notes are an integral part of these interim financial statements.

ADVANCED BIOTHERAPY, INC.	**= Restated
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

					From Inception (December 2, 1985) through
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2006 (Unaudited
	2006 (Unaudited)	2005 (Unaudited)	2006 (unaudited)	2005 (unaudited)	and Restated)

REVENUES	$-	$-	-	$-	$89,947

OPERATING EXPENSES
Research and development	2,303	72,746	4,900	166,431	3,920,434
Promotional fees	-	212	-	212	62,570
Professional fees	59,573	38,793	101,991	109,456	3,063,065
Business development	-		39,500		121,000
Consulting, Research and Development (non-cash)**	-	418,000	151,700	590,200	1,383,309
Warrants - scientific advisory board	-	1,900	-	1,900	1,900
Directors' fees	-		-		299,053
Depreciation and amortization	24,067	25,354	50,172	50,061	930,578
Administrative salaries and benefits	11,575	71,184	103,771	140,361	1,481,769
Insurance	-	18,256	-	36,513	324,452
Shareholder relations and transfer fees	3,000	3,000	6,000	11,690	317,398
Rent	5,100	5,100	10,200	10,200	361,578
Travel and entertainment	1,349	5,313	1,384	18,881	332,183
Telephone and communications	1,460	1,157	2,303	2,948	64,720
Office	371	1,409	1,742	3,182	83,610
General and administrative	8,190	9,116	12,252	15,100	764,008
Total Operating Expenses	116,988	671,540	485,915	1,157,135	13,511,627

LOSS FROM OPERATIONS	(116,988)	(671,540)	(485,915)	(1,157,135)	(13,421,680)

OTHER INCOME (EXPENSES)
Miscellaneous income	-		-		27,682
Interest and dividend income	916	2,432	1,854	2,682	173,293
Internal gain on sale of securities	-	1,237	-	3,087	157,520
Forgiveness of debt	-		-		2,192,837
Forgiveness of payables	-		-		45,396
Loss on disposal of office equipment	-		-		(2,224)
Loss on impairment or abandonment of patents	(92,500)		(92,500)		(136,175)
Interest expense**	(171,218)	(143,091)	(337,642)	(282,662)	(3,301,049)
Total Other Income (Expenses)**	(262,802)	(139,422)	(428,288)	(276,893)	(842,720)

LOSS BEFORE INCOME TAXES**	(379,790)	(810,962)	(914,203)	(1,434,028)	(14,264,400)

INCOME TAXES	-	-	-	-	-

NET LOSS**	$(379,790)	$(810,962)	(914,203)	$(1,434,028)	$(14,264,400)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.01)	$(0.02)	(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON STOCK
SHARES OUTSTANDING	54,348,346	54,032,557	54,348,346	54,032,557

The accompanying condensed notes are an integral part of these interim financial statements.

ADVANCED BIOTHERAPY, INC.	**= Restated
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			From Inception
			(December 2, 1985)
	Period Ended June 30,		through
	2006 (Unaudited)	2005 (Unaudited)	June 30, 2006 (Unaudited and Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)**	$(914,203)	$(1,434,028)	$(14,264,400)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	50,172	50,061	872,690
Loss on disposal of equipment		-	2,224
Loss on impairment of patents	92,500	-	136,175
Investment income		-	(157,520)
Expenses paid through issuance of common stock		-	291,339
Expenses paid through issuance			-
of common stock warrants and options	151,700	632,600	1,551,162
Accrued interest paid by convertible debt**	326,471	280,325	2,927,769
Expenses paid through contribution			-
of additional paid-in capital	2,209	2,209	66,955
Organization costs		-	(9,220)
Decrease (increase) in assets:			-
Marketable securities		-	-
Deposits and prepaid expenses		13,076	-
Interest receivable	(1,515)	(1,515)	(60,173)
Deferred loan origination cost		-	(157,295)
Increase (decrease) in liabilities:			-
Accounts payable and accrued expenses	(56,953)	79,875	267,364
Accounts payable and accrued expenses - related parties	37,637	14,350	278,805
Accrued Interest	8,962	-	8,962

Net cash used in operating activities	(303,020)	(363,047)	(8,245,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets		(858)	(385,339)
Acquisition of patents	(59,101)	(66,786)	(1,263,706)
Net cash used in investing activities	(59,101)	(67,644)	(1,649,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	2,457,254
Internal gain on sale of securities	-	-	157,520
Proceeds from convertible notes	-	100,000	6,754,000
Proceeds from notes payable	361,500	-	750,008
Payments on notes payable	-	-	(175,127)
Net cash provided by financing activities	361,500	100,000	9,915,655

Net increase (decrease) in cash	(621)	(330,691)	21,447

Cash beginning	22,068	367,337	-
Cash, ending	$21,447	$36,646	$21,447

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest expense paid	$-	$-	$341,166
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for a loan payable	$-	$-	$213,381
Common stock issued for notes receivable	$-	$-	$246,619
Common stock returned in payment of
notes and interest receivable	$-	$-	$240,568
Common stock issued on cashless exercise of warrants	$-	$-	$15,011
Accrued interest paid by convertible debt**	$354,471	$280,325	$2,927,769
Common stock issued for convertible debt	$-	$-	$707,156

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

For the six months ended June 30, 2006, the Company incurred a net loss of $914,203 and had an accumulated deficit during the development stage of $14,264,400. The Company has limited funds for research and development costs and operations and it does not have a source of revenues to continue its operations, research and development costs or to service its debt at maturity. For the twelve-month period subsequent to June 30, 2006, the Company anticipates that its minimum cash requirements will be approximately $4,930,000 to repay the current portion of convertible and term debt, before consideration of its going concern cash requirements.. The Company is currently in default on convertible debt in the amount of $4,740,466 and term debt in the amount of approximately $190,000. The future of the Company is dependent upon securing additional debt or equity funding and future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system. One of management’s goals is to forge a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, future cash requirements may be met through licensing fees and royalties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The following is a summary of property, equipment and accumulated depreciation at June 30, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

	Cost	Cost
Lab equipment	$31,891	$31,891
Office equipment	13,777	13,777
Furniture and fixtures	22,539	22,539
Clean room	271,786	271,786
Total assets	339,993	339,993
Less accumulated depreciation	(55,073)	(45,565)
Net fixed assets	$284,920	$294,428

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2006

The following is a summary of the Company's equity compensation plans:

Plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders (1)	4,990,000	$0.18	260,000

(1) Omnibus Equity Incentive Plan

Following is a summary of the status of the options during the year ended December 31, 2005 and the period ended June 30, 2006:
	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2005	6,357,953	$0.17
Granted	5,178,453	0.15
Exercised	-	-
Forfeited	(2,637,953)	(0.14)
Options outstanding at December 31, 2005	8,898,453	0.16
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Options outstanding and exercisable at June 30, 2006	8,898,453	$0.16

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

NOTE 10 - CORRECTION OF AN ERROR

The accompanying financial statements for December 31, 2005 have been restated to correct an error in the recording of interest expense in the year ended December 31, 2004. The Company discovered there was an error in the accounting for the proper amount of interest expense related to the conversion of debt into shares of common stock. The effect of the restatement was to increase the additional paid-in capital and net loss in the amount of $49,749, with a diminimus effect on the earnings per share amount.

The following is a summary of the effect:

As of December 31, 2005:
	As Originally Filed	As Corrected	Change
Financial Position
Additional Paid-in Capital	$6,948,814	$6,998,563	$49,749
Deficit Accumulated	$13,300,448	$13,350,197	$49,749

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2006

As of June 30, 2006:

	As Originally Filed	As Corrected	Change
Financial Position
Additional Paid-in Capital	$6,990,223	$7,039,972	$49,749
Deficit Accumulated	$14,214,651	$14,264,400	$49,749

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

The Company is not able to repay its convertible notes and other term notes that matured on or before June 30, 2006, or recent loans subsequent to June 30, 2006, which are payable on demand. The Company through a special committee of the Board of Directors continues to negotiate with the lead holder of its convertible notes, who is Richard Kiphart, a director of the Company, regarding terms and conditions relating to raising additional capital for the Company, restructuring the Company’s convertible notes to reduce the conversion price thereof, and cancel the Company’s indebtedness to noteholders and other creditors (non-professionals) through conversion or exchange of Company debt into Company common stock. No assurances can be given that any satisfactory arrangements will be made with Mr. Kiphart or other debtholders, or, that the Board of Directors will approve the terms and conditions proposed by the convertible noteholders. No assurances can be given that the holders of the convertible notes and other Company indebtedness will not seek to enforce their remedies against the Company.

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

The Company’s business development plan for 2006 is now under reconsideration, subject to satisfying its obligations to holders of its convertible notes and other indebtedness, and raising additional capital. Subject to the foregoing, it is anticipated that the Company’s business development plan for 2006 will focus on the following, among other steps:

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

In general, we have a history of operating losses and have not generated any revenue. As of June 30, 2006, we had an accumulated deficit of $14,264,400.

The Company has no expected purchases or sales of significant equipment

RESTATEMENT OF FINANCIAL INFORMATION

As discussed in Note 10 of the Notes to our financial statements, we restated our financial statements for the quarter ended June 30, 2006, to reclassify certain expenses regarding the vesting of options and warrants (non-cash) and to increase the accumulated deficit by $49,749 at June 30, 2006, as a result of additional interest expenses in the amount of $49,749 for the fiscal year ended December 31, 2004.

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

ITEM 3. CONTROLS AND PROCEDURES.

In accordance with Item 307 of Regulation S-B promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this amended Form 10-QSB, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. At the time of the preparation and filing of the Second Quarter Amended Report on Form-10-QSB/A for the quarter ended June 30, 2006, the then Chief Executive Officer and Chief Financial Officer had reviewed the Company’s disclosure controls and procedures and concluded that those disclosure controls and procedures were effective in causing information to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to management of the Company to allow timely decisions regarding the Company’s public disclosures. The Company believes that its internal disclosure controls and procedures continue to be adequate with respect to its status as a development stage company and its past and current business regarding research and development of its patent portfolio.

As of the date of this amended Form 10-QSB/A, there had not been any significant changes in the Company’s internal controls or in other factors that could have significantly affected these internal controls subsequent to the date of the Certifying Officers’ evaluation.

PART II

ITEM 2. (a) CHANGES IN SECURITIES.

During the quarter ended June 30, 2006, the Board of Directors approved the issuance of additional convertible debt and convertible notes, respectively, in payment of accrued and unpaid interest (in lieu of cash payments) as of June 30, 2006, for the Company’s 2002 Subordinated Convertible Pay-In-Kind Notes due June 1, 2006, the 2003 Subordinated Convertible Pay-In-Kind Notes due September 30, 2007, and the 2005 Subordinated Convertible Pay-In-Kind Notes due September 30, 2009.

During the quarter ended June 30, 2006, the Company sold in a private placement (i) $38,000 principal amount of the Company’s term promissory notes due June 30, 2006 that are convertible into the Company’s 2005 Subordinated Convertible Pay-In-Kind Notes due September 30, 2009 or shares of Company Common Stock at a conversion price equal to $0.07 per share (“2006 Convertible Notes”) and (ii) $173,500 principal amount of the Company’s term promissory notes due June 30, 2006 (“2006 Term Notes”), which 2006 Term Notes were placed with Richard P. Kiphart, a director of the Company. The 2006 Convertible Term Notes and 2006 Term Notes bear interest at the rate of 12% per annum payable in cash. The Company offered the 2006 Convertible Notes and 2006 Term Notes pursuant to Section 4(2) of the Securities Act of 1933, as amended. The proceeds from the placement of such Notes have been used for Company working capital purposes.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Report on Form 10-QSB/A to be signed on its behalf by the undersigned thereunto duly authorized as of January 11, 2007.

Advanced Biotherapy, Inc. (Registrant)

By:	/s/ Christopher W. Capps	By:	/s/ Michael G. Bansley
	Christopher W. Capps President and CEO		Michael G. Bansley Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.