Form 10QSB/A
period 2006-09-30
ADVANCED BIOTHERAPY INC
filed 2007-01-12
CIK 791833

2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2006
OR
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ______________

Commission file number 0-26323

ADVANCED BIOTHERAPY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of jurisdiction of incorporation or organization)	51-0402415 (IRS Employer Identification No.)

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

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, filed on November 20, 2006 (the “Original Filing”), to restate our financial statements for the quarter ended September 30, 2006, and the related disclosures in the Notes to the financial statements (the “Restatement”).

The Restatement reflects the reclassification of certain expenses regarding the vesting of options and warrants (non-cash) as reflected in the Statements of Operations in our restated financial statements. This reclassification does not result in any additional expense to the Company. The Restatement also reflects an additional $49,749 in accumulated deficit at December 31, 2005, resulting from an additional interest expense recorded as a finance charge in the amount of $49,749 for the year ended December 31, 2004. The additional interest expense was explained in the restatement of our financial statements filed in our Form 10-KSB/A for the year ended December 31, 2005. See Note 10, “Correction of an Error”, of the Notes to Financial Statements in this Form 10-QSB/A for a detailed discussion of the effect of the restatement.

For the convenience of the reader, this Amendment (“Amendment”) amends in its entirety the Original Filing, as amended by, and to reflect the Restatement. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect any events that occurred at a later date other than as described in this explanatory note. All information contained in this Amendment is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Original Filing.

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

The following sections of this Quarterly Report on Form 10-QSB/A have been revised from the Original Filing:

PartI - Item 1	Financial Statements
and Notes to Financial Statements
Part I - Item 2	Management’s Discussion and Analysis of Financial Condition and
Results of Operations
Part I - Item 3	Controls and Procedures

TABLE OF CONTENTS

ITEM			PAGE

PART I.

1.	Financial Statements

	a.	Balance Sheets - September 30, 2006 (unaudited and restated)
		and December 31, 2005 (restated)	1

	b.	Statements of Operations -- Three months ended September 30, 2006 (unaudited), September 30, 2005 (unaudited); Nine months ended September 30, 2006 (unaudited), September 30, 2006 (unaudited);
		and from Inception through September 30, 2006 (unaudited and restated)	2

	c.	Statement of Cash Flows -Nine months ended September 30, 2006
		(unaudited), September 30, 2005 (unaudited) and from Inception through September 30, 2006 (unaudited and restated)	3

	d.	Notes to Financial Statements	4

2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

3.		Controls and Procedures	16

PART II.

2.		Changes in Securities	16

6.		Exhibits and Reports on Form 8-K	16

PART I

ITEM 1. FINANCIAL STATEMENTS

ADVANCED BIOTHERAPY, INC.	** = Restated
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	September 30,
	2006	December 31,
	(unaudited and restated)	2005 (unaudited)

ASSETS

CURRENT ASSETS
Cash	$828,433	$22,068
Deposits and prepaid expenses	-	-
Total Current Assets	828,433	22,068

PROPERTY, PLANT AND EQUIPMENT, net	279,961	294,428

OTHER ASSETS
Notes receivable - related party	46,619	46,619
Interest receivable - related party	20,363	18,090
Deferred loan origination fees, net of accumulated amortization	-	7,283
Patents and patents pending, net of accumulated amortization	799,203	883,002
Total Other Assets	866,185	954,994

TOTAL ASSETS	$1,974,579	$1,271,490

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$77,703	$246,776
Accounts payable - related party	-	182,200
Loan payable - related party	1,414,500
Accrued interest on convertible debt	177,932	-
Current portion of convertible notes payable	4,608,253	4,490,485
Total Current Liabilities	6,278,388	4,919,461

LONG-TERM DEBT
Convertible notes payable, net of current portion	1,362,359	1,286,134
Note payable to related parties	-	127,631
Total Long-Term Debt	1,362,359	1,413,765

Total Liabilities	7,640,747	6,333,226

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001; 20,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, par value $0.001; 200,000,000 shares authorized,
89,667,405 and 57,563,400 shares issued and outstanding, respectively	89,666	54,347
Additional paid-in capital**	7,506,322	6,998,563
Stock options and warrants	1,492,251	1,235,551
Deficit accumulated during development stage**	(14,754,407)	(13,350,197)
Total Stockholders' Equity (Deficit)	(5,666,168)	(5,061,736)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,974,579	$1,271,490

See accompanying condensed notes to the financial statements.

ADVANCED BIOTHERAPY, INC.	** = Restated
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

					From Inception (December 2, 1985)
					through
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2006
	2006 (unaudited)	2005 (unaudited)	2006 (unaudited)	2005 (unaudited)	(unaudited and restated)

REVENUES	$-	$-	$-	$-	$89,947

OPERATING EXPENSES
Research and development	-	72,389	4,901	238,820	3,920,435
Promotional fees	-	-	-	212	62,570
Professional fees	152,272	48,382	254,263	157,838	3,215,337
Consulting, research and develoipment (non-cash)**	-	-	151,700	590,200	233,200
Scientific advisory board - warrants	-	-	-	1,900	1,231,609
Business development	-	76,000	39,500	76,000	41,400
Directors' fees	144,200	-	144,200	-	443,253
Depreciation and amortization	21,977	25,920	72,150	75,981	952,556
Administrative salaries and benefits	-	60,846	99,194	197,890	1,477,192
Insurance	-	18,257	-	54,770	324,452
Shareholder relations and transfer fees	-	3,022	6,660	14,712	318,058
Rent	-	5,100	10,200	15,300	361,578
Travel and entertainment	-	4,192	1,302	23,073	332,101
Telephone and communications	-	1,329	2,291	4,277	64,708
Office	-	1,042	-	4,224	81,868
General and administrative	2,906	4,103	20,910	22,520	772,666
Total Operating Expenses	321,355	320,582	807,271	1,477,717	13,832,983

LOSS FROM OPERATIONS	(321,355)	(320,582)	(807,271)	(1,477,717)	(13,743,036)

OTHER INCOME (EXPENSES)
Miscellaneous income	-	-	-	2,682	27,682
Interest and dividend income	4,042	982	5,896	4,069	177,335
Internal gain on sale of securities	-	-	-	-	157,520
Forgiveness of debt	-	-	-	-	2,192,837
Forgiveness of payables	-	-	-	-	45,396
Loss on disposal of office equipment	-	-	-	-	(2,224)
Loss on abandonment of patents	-	-	(92,500)	-	(136,175)
Interest expense**	(172,693)	(156,591)	(510,335)	(439,253)	(3,473,742)
Total Other Income (Expenses)**	(168,651)	(155,609)	(596,939)	(432,502)	(1,011,371)

LOSS BEFORE INCOME TAXES**	(490,006)	(476,191)	(1,404,210)	(1,910,219)	(14,754,407)

INCOME TAXES	-	-	-	-	-

NET LOSS**	$(490,006)	$(476,191)	(1,404,210)	$(1,910,219)	$(14,754,407)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.01)	$(0.01)	(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON STOCK
SHARES OUTSTANDING	77,894,385	54,137,820	62,197,026	54,067,645

See accompanying condensed notes to the financial statements.

ADVANCED BIOTHERAPY, INC.	** = Restated
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			From Inception
			(December 2, 1985)
	Nine Months Ended September 30,		through
	2006	2005	September 30, 2006
	(unaudited)	(unaudited)	(unaudited and restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)**	$(1,404,210)	$(1,910,219)	$(14,754,407)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	72,150	75,981	894,668
Loss on disposal of equipment	-	-	2,224
Loss on impairment of patents	92,500	-	136,175
Investment income	-	-	(157,520)
Expenses paid through issuance of common stock		60,000	291,339
Expenses paid through issuance
of common stock, warrants and options	295,900	672,600	1,695,362
Accrued interest paid by convertible debt**	326,471	280,325	2,899,769
Expenses paid through contribution
of additional paid-in capital	3,332	3,332	68,078
Organization costs		-	(9,220)
Decrease (increase) in assets:
Marketable securities	-	-	-
Deposits and prepaid expenses	-	31,785	-
Interest receivable	(2,273)	(2,273)	(60,931)
Deferred loan origination cost	7,283	-	(150,012)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(228,755)	144,703	95,562
Accounts and notes payable, related parties	37,637	78,618	278,805
Payroll and payroll taxes payable	-	-	-
Accrued interest	177,932	155,596	177,932

Net cash provided by (used) in operating activities	(622,033)	(409,552)	(8,592,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(858)	(385,339)
Acquisition of patents	(59,102)	(105,213)	(1,263,707)

Net cash used in investing activities	(59,102)	(106,071)	(1,649,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	2,457,254
Internal gain on sale of securities	-	-	157,520
Proceeds from convertible notes	-	190,000	6,754,000
Proceeds from notes payable	1,487,500	-	1,876,008
Payments on notes payable	-	-	(175,127)

Net cash provided by (used) in financing activities	1,487,500	190,000	11,069,655

Net increase in cash	806,365	(325,623)	828,433

Cash, beginning	22,068	367,337	-

Cash, ending	$828,433	$41,714	$828,433

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest expense paid	$-	$-	$341,166
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for a loan payable	$73,000	$-	$286,381
Common stock issued for notes receivable	$-	$-	$246,619
Common stock returned in payment of
notes and interest receivable	$-	$-	$240,568
Warrants and options issued for services and accrued expenses	$112,500	$672,600	$1,511,962
Common stock issued on cashless exercise of warrants	$-	$-	$15,011
Common stock issued for convertible debt	$397,432	$-	$1,104,588

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

For the nine months ended September 30, 2006, the Company incurred a net loss of $1,404,210 and had an accumulated deficit during the development stage of $14,754,407. The Company has limited funds for research and development costs and operations and it does not have a source of revenues to continue its operations, research and development costs. For the twelve-month period subsequent to September 30, 2006, the Company anticipates that its minimum cash requirements to continue as a going concern will be approximately $716,388 for operations. The future of the Company is dependent upon securing additional debt or equity funding and future profitable operations from the commercial success of its medical research and development of products to combat diseases of the human immune system. Management’s goal is to forge a collaborative relationship with either a pharmaceutical or biotechnology company. If successful, future cash requirements may be met through licensing fees and royalties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2006

The following is a summary of the effect:

As of December 31, 2005:

	As Originally Filed	As Corrected	Change
Financial Position
Additional Paid-in Capital	$6,948,814	$6,998,563	$49,749
Deficit Accumulated	$13,300,448	$13,350,197	$49,749

As of September 30, 2006:

	As Originally Filed	As Corrected	Change
Financial Position
Additional Paid-in Capital	$7,456,573	$7,506,322	$49,749
Deficit Accumulated	$14,704,658	$14,754,407	$49,749

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

OVERVIEW

The Company had $844,865 in cash and investments as of September 30, 2006. As previously reported, the Company entered into a share purchase and debt restructure agreement with Richard P. Kiphart, the Company’s lead noteholder, as of August 28, 2006. This agreement provided for an aggregate capital investment of $6.5 million principally by Richard Kiphart, and the balance by Christopher W. Capps, the new President and Chief Executive Officer, other investors and Richard P. Kiphart’s family members, to acquire shares of Company common stock at $0.015 per share. As of August 28, 2006, Mr. Kiphart invested $1.1 million. Along with this new capital, certain Company debt holders agreed to convert, such debt into shares of common stock at $0.015 per share.

As of a subsequent date, October 11, 2006, an additional $5,400,000 was invested in the Company as the balance of the $6,500,000 new capital investment. As of October 11, 2006, the Company’s cash and investments (unaudited) totalled approximately $6,227,693, excluding accruals for payables as may be required by accounting principles. Also, as of October 11, 2006, all Company convertible notes and other Company debt and payables were converted into shares of Company common stock of $0.015 per share, or paid off. The Company’s cash position as of October 11, 2006 is adequate to meet the Company’s projected cash requirements for operations for the 12-month period ending September 30, 2007, which are projected to be approximately $720,000.

Currently the Company’s only source of income is from interest earned on its cash and investments. Management believes that the earned interest will be sufficient to fund operating expenses including legal fees incurred in maintaining its patents on its intellectual property. The Company has ceased its research and development projects [with the exception of our FDA Approved Phase I clinical trial at Georgetown University Medical Center.]. As of now, the Company has no current plans to recommence these operations.

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
3. Continuation of our FDA approved Phase I clinical trial at Georgetown University Medical Center.

In general, we have a history of operating losses and have not generated any revenue. As of September 30, 2006, we had an accumulated deficit of $14,754,407.

The Company has no expected purchases or sales of significant equipment.

RESULTS OF OPERATIONS - Nine months ended September 30, 2006 and 2005.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

RESTATEMENT OF FINANCIAL INFORMATION

As discussed in Note 10 of the Notes to our financial statements, we restated our financial statements for the quarter ended September 30, 2006, to reclassify certain expenses regarding the vesting of options and warrants (non-cash) and to increase the accumulated deficit by $49,749 at September 30, 2006, as a result of additional interest expense in the amount of $49,749 realized in the fiscal year ended December 31, 2004.

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

As of the date of this amended Form 10-QSB, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the Certifying Officers’ evaluation.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB/A to be signed on its behalf by the undersigned thereunto duly authorized as of January 11, 2006.

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