Form 10QSB/A
period 2006-03-31
ADVANCED BIOTHERAPY INC
filed 2007-02-21
CIK 791833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
AMENDMENT NO. 2
TO
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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 is to correct errors the Company discovered in the comparison made between quarterly periods in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Controls and Procedures presented in the Company’s Quarterly Report on Form 10-QSB/A for the first quarter ended March 31, 2006 filed January 12, 2007 (“Amended Filing”). All other items in the Amended Filing not expressly changed herein shall be as set forth in the Amended Filing, including, without limitation, the financial statements presented in the Amended Filing.

The following are the errors discovered by the Company:

a. The decrease in the amount of research and development expenses over the comparable quarter ended March 31, 2005, of $111,508 includes the sum of $20,500 reclassified as a research and development expense rather than a separate and equivalent stock option and warrant vesting expense;

b. The Company eliminated the reference to “stock option and warrant vesting expense” in its comparison of the three months ended March 31, 2006 compared to 2005.

The Company is not restating or correcting its financial statements filed with the Amended Filing.

This Amendment No. 2 does not reflect events occurring after the filing of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, filed on May 12, 2006 (“Original Filing”) or modify or update disclosures affected by subsequent events, except for Item 3. Controls and Procedures and the updated Exhibits 31.1, 31.2, 32.1 and 32.2. In accordance with SEC rules, this Amendment No. 2 includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

The following sections of our Quarterly Report on Form 10-QSB/A have been revised from the Amended Filing:

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Three Months Ended March 31, 2006 Compared to 2005.”

Part I - Item 3. Controls and Procedures.

All information in this Amendment No. 2 on Form 10-QSB/A and the Amended Filing is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Securities and Exchange Commission subsequent to the date of such reports.

PART I.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO 2005.

For the three months ended March 31, 2006, the Company realized a net loss of $534,413 compared to a net loss of $623,066 for the three months ended March 31, 2005. The Company had decreases in expenses over the three months ended March 31, 2005, consisting primarily of the following: decreased research and development expenses of $111,508, decreased professional fees of $28,245, decreased insurance of $18,257, decreased shareholder relations and transfer fees expenses of $5,690, decreased travel and entertainment of $13,533, and increased interest expense of $26,853, net of increased administrative salaries and benefits of $23,019.

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

The Certifying Officers have concluded that the errors reported in this Amendment No. 2 were inadvertent reporting period comparison errors of the reclassification in our Restatement of our financial statements for the quarter ended March 31, 2006, and the year ended December 31, 2005, of certain expenses as research and development expenses that should have been so correctly identified in our three month comparison. Improvements regarding the effectiveness of our internal controls for reporting financial period comparisons have been implemented. The Certifying Officers have reviewed the Company’s disclosure controls and procedures and concluded that those disclosure controls and procedures are currently effective in causing information to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to management of the Company to allow timely decisions regarding the Company’s public disclosures. The Company believes that its internal disclosure controls and procedures are effective and adequate with respect to its status as a development stage company and its past and current business regarding research and development of its patent portfolio.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB/A to be signed on its behalf by the undersigned thereunto duly authorized as of January 31, 2007.

Advanced Biotherapy, Inc.
(Registrant)

By: /s/Christopher W. Capps	By: /s/Michael G. Bansley
Christopher W. Capps	Michael G. Bansley
President and CEO	Chief Financial Officer

5

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