Form 10KSB/A
period 2006-12-31
ADVANCED BIOTHERAPY INC
filed 2007-03-16
CIK 791833

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________

Form 10-KSB/A
(Amendment No. 2)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934

Commission file number 0-26323
___________________________________________________

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 is to correct errors the Company discovered in the comparison made between annual periods in Management’s Discussion and Analysis of Financial Condition and Results of Operation and the Controls and Procedures presented in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005 filed January 12, 2007 (“Amended Filing”). All other items in the Amended Filing not expressly changed herein shall be as set forth in the Amended Filing, including, without limitation, the financial statements presented in the Amended Filing.

The following are the errors discovered by the Company.

a.    The increase in the amount of research and development expenses over the year ended December 31, 2004 of $97,310 includes the sum of $377,500 reclassified as a research and development expense rather than a separate and equivalent stock option and warrant vesting expense.

b.    The Company eliminated reference to “stock option and warrant vesting expense” in its comparison of the year ended December 31, 2005 compared to 2004.

The Company is not restating or correcting its financial statements filed with the Amended Filing.

This Amendment No. 2 does not reflect events occurring after the filing of our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on April 14, 2006 (“Original Filing”) or modify or update disclosures affected by subsequent events, except for the updated Exhibits 31.1, 31.2, 32.1 and 32.2. In accordance with SEC rules, this Amendment No. 2 includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

The following sections of our Annual Report on Form 10-KSB/A have been revised from the Amended Filing:

Part I - Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Fiscal 2005 Compared to 2004.”

Part II - Item 8A. Controls and Procedures.

All information in this Amendment No. 2 on Form 10-KSB/A and the Amended Filing is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Securities and Exchange Commission subsequent to the date of such reports.

PART II.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

For the year ended December 31, 2005, the Company realized a net loss of $2,158,352 compared to a net loss of $2,490,444 for the year ended December 31, 2004. The Company had decreases in expenses over the year ended December 31, 2004, consisting primarily of the following: decreased interest expense of $168,614, decreased promotional fees of $27,422, decreased professional fees of $21,363, decreased depreciation and amortization of $17,597, decreased administrative salaries and benefits of $26,051, decreased insurance of $23,816, deceased shareholder relations fees and transfer fees of $27,373, decreased rent of $71,161, decreased travel and entertainment of $31,344, decreased general and administrative expenses of $28,287, decreased interest and dividend income of $113,762, increased research and development expenses in the amount of $97,310, increased business development expenses of $81,500, increased directors’ fees of $56,673, increased loss on abandonment of patents of $13,971, and increase of gain on forgiveness of debt of $145,400.

ITEM 8A.  CONTROLS AND PROCEDURES

In accordance with Item 307 of Regulation S-B promulgated under the Securities Act of 1933, as amended, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have concluded that, as of April 14, 2006, the date of the original filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 (“Original Filing”), that the Company’s disclosure controls and procedures were ineffective because (i) the Company incorrectly aggregated certain patent and patent pending costs instead of classifying patent costs and patent pending costs separately, (ii) incorrectly classified certain auction rate securities as cash that should have been separately classified as auction rate securities, (iii) incorrectly classified certain expenses as vesting of options and warrants (non-cash) expenses instead of as consulting, research and development (non-cash) expenses, and (iv) omitted an interest expense in the amount of $49,749.00 for the year ended December 31, 2004, resulting from a correction in accounting in connection with the Company’s reduction of the conversion price from $0.25 to $0.24 per share with respect to the Company’s 2000 and 2002 convertible notes. The Certifying Officers have concluded that the errors reported in this Amendment No. 2 were inadvertent reporting period comparison errors made in our amended Form 10-KSB filed January 12, 2006, of the reclassification in our restatement of our financial statements for the years ended December 31, 2005 and December 31, 2004, respectively, of certain expenses as research and development expenses that should have been so correctly identified in our 2005 to 2004 year comparison. Improvements regarding the effectiveness of our internal controls for reporting of financial period comparisons have been implemented, including the internal review procedures implemented by our Certifying Officers, and retention of our new Chief Financial Officer, Michael G. Bansley. The Certifying Officers have reviewed the Company’s disclosure controls and procedures and concluded that those disclosure controls and procedures are currently effective in causing information to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to management of the Company to allow timely decisions regarding the Company’s public disclosures.

The Company believes that its internal disclosure controls and procedures are adequate with respect to its status as a development stage company and its past and current business regarding research and development of its patent portfolio. The Company has not generated revenue from operations for several years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant, Advanced Biotherapy, Inc., has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2007.

Advanced Biotherapy, Inc.
(Registrant)

By:	/s/ Christopher W. Capps
President and Chief Executive Officer

By:	/s/ Michael G. Bansley
Chief Financial Officer