Form 10QSB/A
period 2006-03-31
ADVANCED BIOTHERAPY INC
filed 2007-03-19
CIK 791833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
AMENDMENT NO. 3
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
☒ YES  ☐ NO

As of May 6, 2006, the Registrant had 54,348,346 shares of common stock, $0.001 par value, outstanding.

TABLE OF CONTENTS

ITEM	PAGE

EXPLANATORY NOTE	1

PART I.

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

3.	Controls and Procedures	2

PART II.

6.	Exhibits and Reports on Form 8-K	3

EXPLANATORY NOTE

The purpose of this Amendment No. 3 is to correct errors the Company discovered in the comparison made between quarterly periods in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Controls and Procedures presented in the Company’s Quarterly Report on Form 10-QSB/A for the first quarter ended March 31, 2006 filed January 12, 2007 (“First Amendment”), and to replace and supersede Amendment No. 2 which was inadvertently filed by the Company’s EDGAR electronic filing firm on February 21, 2007. All other items in the First Amendment not expressly changed herein shall be as set forth in the First Amendment, including, without limitation, the financial statements presented in the First Amendment, and Amendment No. 2 should not be relied upon.

The following are the errors discovered by the Company in the First Amendment:

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

The Company is not restating or correcting its financial statements filed with the First Amendment.

This Amendment No. 3 does not reflect events occurring after the filing of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, filed on May 12, 2006 (“Original Filing”) or modify or update disclosures affected by subsequent events, except for Item 3. Controls and Procedures and the updated Exhibits 31.1, 31.2, 32.1 and 32.2. In accordance with SEC rules, this Amendment No. 3 includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

The following sections of our Quarterly Report on Form 10-QSB/A have been revised from the First Amendment:

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Three Months Ended March 31, 2006 Compared to 2005.”

Part I - Item 3. Controls and Procedures.

All information in this Amendment No. 3 on Form 10-QSB/A and the First Amendment is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Securities and Exchange Commission subsequent to the date of such reports.

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

The Certifying Officers have concluded that as of May 12, 2006, the date of the original filing of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 (“Original Filing”), the Company’s disclosure controls and procedures were ineffective because (i) the Company incorrectly classified certain expenses as vesting of options and warrants (non-cash) expenses instead of consulting, research and development (non-cash) expenses and (ii) the Original Filing omitted $49,749.00 from the Company’s accumulated deficit resulting from an additional interest expense of $49,749.00 recognized for the year ended December 31, 2004, which additional interest expense was explained in the Company’s restatement of its financial statements filed in our Form 10-KSB/A for the year ended December 31, 2005. The Certifying Officers have concluded that the errors reported in this Amendment No. 3 were inadvertent reporting period comparison errors made in our amended Form 10-QSB filed January 12, 2007, of the reclassification in our Restatement of our financial statements for the quarter ended March 31, 2006, and the year ended December 31, 2005, of certain expenses as research and development expenses that should have been so correctly identified in our three month comparison. Improvements regarding the effectiveness of our internal controls for reporting financial period comparisons have been implemented, including the internal review procedures implemented by our Certifying Officers and retention of our new Chief Financial Officer, Michael G. Bansley. The Certifying Officers have reviewed the Company’s disclosure controls and procedures and concluded that those disclosure controls and procedures are currently effective in causing information to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to management of the Company to allow timely decisions regarding the Company’s public disclosures. The Company believes that its internal disclosure controls and procedures are effective and adequate with respect to its status as a development stage company and its past and current business regarding research and development of its patent portfolio.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB/A to be signed on its behalf by the undersigned thereunto duly authorized as of March 16, 2007.

Advanced Biotherapy, Inc. (Registrant)

By: /s/Christopher W. Capps	By:	/s/ Michael G. Bansley
Christopher W. Capps President and CEO		Michael G. Bansley Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.