Form 10QSB/A
period 2006-09-30
ADVANCED BIOTHERAPY INC
filed 2007-03-19
CIK 791833

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 is to correct errors the Company discovered in the comparison made between quarterly periods in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Controls and Procedures presented in the Company’s Quarterly Report on Form 10-QSB/A for the third quarter ended September 30, 2006 filed January 12, 2007 (“Amended Filing”). All other items in the Amended Filing not expressly changed herein shall be as set forth in the Amended Filing, including, without limitation, the financial statements presented in the Amended Filing.

The following are the errors discovered by the Company:

a.    The decrease in the amount of research and development expenses over the comparable nine months ended September 30, 2005, of $672,419 includes the sum of $438,500 reclassified as a research and development expense rather than a separate and equivalent stock option and warrant vesting expense;

b.    The Company eliminated the reference to “stock option and warrant vesting expense” in its comparison of the nine months ended September 30, 2006 compared to 2005.

The Company is not restating or correcting its financial statements filed with the Amended Filing.

This Amendment No. 2 does not reflect events occurring after the filing of our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, filed on November 30, 2006 (“Original Filing”) or modify or update disclosures affected by subsequent events, except for Item 3. Controls and Procedures and the updated Exhibits 31.1, 31.2, 32.1 and 32.2. In accordance with SEC rules, this Amendment No. 2 includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

The following sections of our Quarterly Report on Form 10-QSB/A have been revised from the Amended Filing:

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Nine Months Ended September 30, 2006 Compared to 2005.”

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

PART I.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO 2005

For the nine months ended September 30, 2006, the Company realized a net loss of $1,404,210 compared to a net loss of $1,910,219 for the nine months ended September 30, 2005. The Company had decreases in expenses over the nine months ended September 30, 2005, consisting primarily of the following: decreased research and development expenses in the amount of $672,419, decreased promotional fees of $212, decreased depreciation and amortization of $3,831, decreased administrative salaries and benefits of $98,696, decreased insurance of $54,770, deceased shareholder and transfer fees of $8,052, decreased rent of $5,100, decreased travel and entertainment of $21,771, decreased general and administrative expenses of $1,160, decreased interest and dividend income of $1,872, decreased business development expenses of $36,500, increased professional fees of $96,425 and increased interest expense of $71,082.

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

The Certifying Officers have concluded that as of November 30, 2006, the date of the original filing of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 (“Original Filing”), the Company’s disclosure controls and procedures were ineffective because (i) the Company incorrectly classified certain expenses as vesting of options and warrants (non-cash) expenses instead of consulting, research and development (non-cash) expenses and (ii) the Original Filing omitted $49,749.00 from the Company’s accumulated deficit resulting from an additional interest expense of $49,749.00 recognized for the year ended December 31, 2004, which additional interest expense was explained in the Company’s restatement of its financial statements filed in our Form 10-KSB/A for the year ended December 31, 2005. The Certifying Officers have concluded that the errors reported in this Amendment No. 2 were inadvertent reporting period comparison errors made in our amended Form 10-QSB filed January 12, 2007, of the reclassification in our Restatement of our financial statements for the quarter ended September 30, 2006, and the year ended December 31, 2005, of certain expenses as research and development expenses that should have been so correctly identified in our three month comparison. Improvements regarding the effectiveness of our internal controls for reporting financial period comparisons have been implemented, including the internal review procedures implemented by our Certifying Officers, and retention of our new Chief Financial Officer, Michael G. Bansley. The Certifying Officers have reviewed the Company’s disclosure controls and procedures and concluded that those disclosure controls and procedures are currently effective in causing information to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to management of the Company to allow timely decisions regarding the Company’s public disclosures. The Company believes that its internal disclosure controls and procedures are effective and adequate with respect to its status as a development stage company and its past and current business regarding research and development of its patent portfolio.

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