Form 10KSB
period 2006-12-31
ADVANCED BIOTHERAPY INC
filed 2007-04-16
CIK 791833

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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

State Issuer’s revenues for its most recent fiscal year.

December 31, 2006:  $-0-

The aggregate market value of Registrant’s common stock held by non-affiliates computed by reference to the closing price of such stock on March 23, 2007 was $6,147,782, which market value excludes 792,867,330 shares of common stock held by directors, executive officers and stockholders whose beneficial ownership exceeds ten percent (10%) of the shares outstanding on March 23, 2007.

As of March 23, 2007, the Registrant had outstanding 946,561,870 shares of common stock.

Documents Incorporated by Reference: None.

ITEM 1.	BUSINESS

GENERAL INTRODUCTION

Advanced Biotherapy, Inc. is a corporation organized and existing under the laws of the State of Delaware, headquartered in Chicago, Illinois.

Prior to its debt restructure and equity placement in 2006, our Company focused on the development of biologic therapeutic antibodies for treating a range of autoimmune diseases based on an anti-cytokine platform technology. Our activities have consisted primarily of research, development and non-United States investigational human clinical trials. Such development stage activities have resulted in an accumulated deficit of $20,769,079 at December 31, 2006. Based upon our historical activities, we are a development stage biotechnology company holding patents based on the anti-cytokine platform. Management currently does not plan to continue the Company’s research and development projects or to pursue new patent applications. (See the section captioned “BUSINESS OBJECTIVES” below.)

Our autoimmune disease technology focuses on an anti-cytokine platform. The Company’s primary cytokine target has been interferon-gamma. Cytokines are soluble components of the immune system that are largely responsible for regulating the immune response. When overproduced, as in certain autoimmune diseases, interferons and cytokines can lead to immune system disturbance and inflammation resulting in localized tissue damage and pathology seen in autoimmune diseases (ADs). To date, the Company has not achieved its plans to enter into out-licensing agreements with pharmaceutical companies that seek to use the Company’s patents to develop biologic drugs designed to reduce the levels of certain cytokines that may effectively treat a range of autoimmune diseases.

Our patented technology is based upon the work of Dr. Simon Skurkovich and Dr. Boris Skurkovich who first suggested that autoimmune disease may be the result of augmented cytokine production. We conducted several investigational clinical trials at major institutes of the Medical Academy of Sciences in Russia, in which we evaluated the efficacy of a series of investigational antibodies, raised against certain cytokines, in autoimmune diseases such as rheumatoid arthritis (RA), multiple sclerosis (MS), certain autoimmune skin diseases, and a disease of the eye.

On December 25, 2001, the Company was issued United States Patent No. 6,333,032 for the use of interferon-gamma antibodies as a monotherapy to treat five diseases of autoimmune etiology: Multiple Sclerosis, Rheumatoid Arthritis, Juvenile Rheumatoid Arthritis, Psoriatic Arthritis and Ankylosing Spondylitis. The Company’s patented treatment also uses various methods to neutralize or block specific combinations of cytokines and their receptors. In addition, the Company was issued United States Patent No. 6,534,059, issued March 18, 2003, covering the use of interferon gamma antibodies for treatment of corneal transplant rejection. On March 8, 2005, the Company was issued United States Patent No. 6,863,890 for use of antibodies to Tumor Necrosis Factor-alpha (TNF-a), Interferon-Gamma (IFN-g) and Interferon-alpha (IFN-a) for the treatment of AIDS. On March 1, 2005, the Company was issued United States Patent No. 6,861,056 for use of antibodies to IFN-g and standard therapy for treatment of uveitis. The Company also has been issued United States Patent Nos. 5,626,843, 5,888,511, 6,846,486 and 7,115,263 and Australia Patent Nos. 730498 and 2002318175. The Company has also been issued Europe Patent No. 1401496, which is validated in Great Britain and Italy. In addition, the Company has eleven United States utility patents pending filed between November 26, 2002, and October 2, 2006. The Company also has two applications pending in each of Europe, Hong Kong and Canada, as well as a pending application in Japan. The Company has one PCT application pending.

The Company’s development stage products would require regulatory approval from the United States Food and Drug Administration (“FDA”) prior to marketing of such products. The Company is not sufficiently funded to allow it to complete the product development process, obtain FDA approval, or market its products. The Company plans to consider opportunities for joint ventures or licensing or similar arrangements with large pharmaceutical companies to provide the funding necessary for obtaining FDA approval. However, there can be no assurance that the Company will enter into any such arrangements, obtain the appropriate regulatory approvals, or develop, market, or distribute commercially viable products.

Currently, the Company’s only source of income is from interest earned on its cash and investments. (See the section captioned “BUSINESS OBJECTIVES” below.)

BUSINESS OBJECTIVES

The Company had approximately $6,082,344 in cash and investments at December 31, 2006. This amount of cash is adequate to meet the Company’s projected cash requirements for full operations for the next 12 months. Based upon the Company’s current business plan, management believes that for the period ending December 31, 2007, the earned interest on the Company’s cash and investments will be sufficient to fund approximately 55% to 65% of its ordinary operating expenses, including legal fees incurred in maintaining its patents, but excluding fees and costs associated with our stockholder rights offering, which has neither commenced nor been declared effective by the Securities and Exchange Commission. The Company does not have a source of revenue to continue its operations beyond the current available funds.

The Company’s business development plan for 2007 principally focuses on the following three specific elements:

1.	Evaluation of possible acquisition candidates;

2.	Acquisition of a control or non-control position in a revenue generating company through investment in equity, of convertible debt, or an asset acquisition; and

3.	Licensing agreements with selected pharmaceutical companies seeking opportunities related to our patents.

As described above, one of the Company’s objectives, although not its primary objectives, is to establish a collaborative relationship with one or more pharmaceutical or biotechnological companies that could result in the generation of licensing, milestone and royalty payments to the Company.

As of the date hereof, the Company has not entered into any agreement to invest in or acquire a revenue generating company, nor has it entered into any agreement with a pharmaceutical or biotechnological company, or any licensing arrangements.

The amount spent on research and development (including consulting (non-cash) expenses) by the Company for the fiscal years ended December 31, 2006, 2005 and 2004 was $166,220, $827,317 and $730,007, respectively.

TECHNICAL BACKGROUND

The Company’s main biotechnology platform involves the use of antibodies directed against certain selected cytokines. An antibody is a protein secreted by cells in the blood and is part of the body’s natural defense system against foreign invaders such as viruses, bacteria, or other foreign substances. Antibodies selectively bind to their targets, producing such effects as the neutralization of toxins and the marshaling of the immune system against infectious microorganisms and certain other cells. The Company’s development-stage antibody treatment removes or neutralizes specific interferons (IFNs) and other cytokines. These are soluble components of the immune system that are largely responsible for regulating the immune response and inflammation. During certain autoimmune diseases (ADs), such as rheumatoid arthritis (RA), multiple sclerosis (MS), type I diabetes and psoriasis, certain IFNs and other cytokines are overproduced by the body, disturbing immune system regulation. It is now generally agreed that this loss of homeostasis contributes significantly to the localized damage to organs and tissues characteristic of AD.

The biological mechanism for autoimmunity, in which the immune system directs an attack against the body’s own tissues, is still unclear, though many ADs are associated with identifiable antigens of the Human Leukocyte Antigen (HLA) complex, specifically, the Class II proteins.

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

The cytokine cascade is extremely complex and it appears that the overproduction of certain pro-inflammatory cytokines, particularly IFN-gamma and TNF-alpha, underlies the pathology of AD. The Company’s research and development has been conceptually based on the postulate that in certain autoimmune conditions, a global effect may be achieved by removing or reducing one of more of the agents in the cascade.

Both TNF-alpha and IFN-gamma work in synthesis to induce HLA class II antigens in a variety of cell types. Induction of these antigens is thought to be associated with autoimmune pathology. The induction of activated T-cells requires that these specific HLA class II antigens be expressed, and this induction is a component of the resulting tissue destruction and inflammation in autoimmune disorders. The Company’s investigational clinical trials indicated that IFN-gamma is responsible for the activation of killer T-cells that produce many inflammatory cytokines. These clinical trials indicated that reduction of IFN-gamma or TNF-alpha would, therefore, be expected to inhibit activation of killer T-cells and, therefore, reduce or inhibit the autoimmune reaction. The Company’s drug development strategy therefore has centered on the blocking of IFN-gamma, TNF-alpha, and sometimes both together in patients with Th1-mediated ADs.

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

CLINICAL STUDIES / MULTIPLE SCLEROSIS (MS)

The Company sponsored two trials in Russia of 83 MS patients on the use of anti-cytokine therapy. The first was an open-label trial with patients with secondary progressive MS. Following results in this trial, a double-blind, placebo-controlled trial was conducted in a study design similar to that used in RA. The preliminary study compared anti-IFN-gamma and anti-TNF-alpha with placebo. Only patients with MS who received antibodies to IFN-gamma showed statistically significant improvement compared to the placebo group—a significant increase in the number of patients without confirmed disability progression. Positive clinical changes in this group at six months were supported by MRI data showing a decrease in the number of active enhancing lesions. After 12 months of follow-up, the anti-IFN-gamma patients still showed significant improvement relative to the placebo group on a number of endpoints, including disease progression and the number of active MRI lesions.

CLINICAL STUDIES / CORNEAL TRANSPLANT REJECTION

In a clinical trial sponsored in Russia, 13 patients experiencing corneal transplant rejection were administered anti-IFN-gamma antibodies in eye drop form. Patients were chosen from those for whom standard treatment with steroids, antibiotics, anti-inflammatory drugs and vitamins produced no improvement after rejection. In all patients prior to treatment, vision was limited to distinguishing hand movement in front of the eyes. Standard treatment was stopped, and the Company’s antibodies were given at 2-3 drops three times a day for 7-10 days. Patients were observed for 3-6 months. Two to three days after the start of treatment, transplant transparency improved, edema dropped, and visual acuity increased. At the end of the first week, the transplants became almost fully transparent and inflammation of the patients’ eyes (13 eyes) disappeared. Improvement was sustained for about 6 months in all 13 patients including 2 patients given re-treatment. All patients experienced improvement in vision. The results of this study have been reported in the peer-reviewed journal American Journal of Ophthalmology (133, 829-830, 2002). After completion of the trials for Corneal Transplant rejection, the Company was issued United States Patent No. 6,534,059.

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

CLINICAL STUDIES / FDA APPROVED PHASE 1 TRIALS

During 2004, the Company sponsored a Phase I FDA approved clinical trial at the Georgetown University Medical Center. The study was designed to investigate the clinical effect of treating AIDS patents who have become resistant to highly active anti-retroviral therapy, with an inhibitor to TNF alpha. This study was intended to test the safety and possibly show a clinical effect of this inhibitor aimed at helping restore normal immune system function in AIDS patients with advanced disease.

GOVERNMENT REGULATION

The Company’s therapeutic approach based on an anti-cytokine platform technology is subject to extensive federal, state, and local laws and regulations controlling the development, testing, manufacture and distribution of medical treatments. The type of antibody-based products described in the sections entitled “CLINICAL STUDIES” above will be subject to regulation as therapeutics or devices by the FDA, as well as varying degrees of regulation by a number of foreign governmental agencies. In order to comply with the FDA regulations regarding the manufacture and marketing of such products, the Company would incur substantial costs relating to laboratory and clinical testing of new products, and for the preparation and filing of documents in the formats required by the FDA. The Company also does not plan to use its capital or raise additional capital for such costs. The Company does not plan to unilaterally pursue the FDA approval necessary to commercially market its products.

The Company’s clinical trials were at a very early stage and the Company has not received approval from the FDA or any other governmental agency for the manufacturing or marketing of any products under development. The commencement, if ever, of manufacturing and marketing of any products relating to the Company’s patents is speculative and in all likelihood, many years away. The FDA also may place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which the Company’s licensee, if any, will have the exclusive right to exploit them.

COMPETITION

The Company has encountered and will encounter significant competition from firms currently engaged in the biotechnology industries. The majority of these companies are and will be will be substantially larger than the Company, and have substantially greater resources and operating histories. The Company is aware of other competitors seeking treatments for ADs such as MS and RA.

PRODUCT LIABILITY EXPOSURE

The Company does not maintain any product liability insurance, because it has no products in pre-clinical or in FDA clinical trials as of March 23, 2007.

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

PATENT STATUS AND PROTECTION OF PROPRIETARY TECHNOLOGY

On March 8, 2005, the Company was issued United States Patent No. 6,863,890 for use of antibodies to Tumor Necrosis Factor-alpha (TNF-a), Interferon-Gamma (IFN-g) and Interferon-alpha (IFN-a) for the treatment of AIDS. On March 1, 2005, the Company was issued United States Patent No. 6,861,056 for use of antibodies to IFN-g and standard therapy for treatment of uveitis. The Company has been issued United States Patent No. 6,333,032 for the use of interferon-gamma (IFN-gamma) antibodies as a monotherapy to treat five diseases of autoimmune etiology: Multiple Sclerosis, Rheumatoid Arthritis, Juvenile Rheumatoid Arthritis, Psoriatic Arthritis and Ankylosing Spondylitis. The Company believes that these patents give the Company patent protection for a new anti-cytokine approach to treating different autoimmune diseases. The Company’s patented treatment also uses various methods to neutralize or block specific combinations of cytokines and their receptors. In addition, the Company was issued United States Patent No. 6,534,059 on March 18, 2003, covering the use of interferon gamma antibodies for treatment of corneal transplant rejection. The Company also has been issued United States Patent Nos. 5,626,843, 5,888,511, 6,846,486, 7,115,263 and Australian Patent Nos. 730498 and 2002318175. The Company has also been issued Europe Patent No. 1401496, which is validated in Great Britain and Italy. The Company also has eleven United States utility patents pending filed between November 26, 2002, and October 2, 2006. The Company also has two applications pending in each of Europe, Hong Kong and Canada, as well as a pending application in Japan. The Company has one PCT application pending. The ultimate degree of patent protection that will be afforded to biotechnology products and processes, including ours, in the United States and other markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. There is no certainty that our existing patents, or others, if obtained, will afford us substantial protection or commercial benefit.

DEPENDENCE UPON KEY PERSONNEL

The Company relies on the services and expertise of its officers and directors. The business plan and future success of the Company would likely be adversely affected in the event that Richard P. Kiphart or any of the executive officers were incapacitated or the Company otherwise loses their services.

TERMINATION OF RESEARCH AND DEVELOPMENT ACTIVITIES

The Company has ceased its research and development projects. The Company has no current plans to recommence these operations. The Company intends to [maintain its patent portfolio] and seek ways to generate licenses with other bio-technology companies in our field. As of March 23, 2007, there are no firm plans regarding such licensing arrangements.

FORWARD-LOOKING STATEMENTS

This Annual Report and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. All statements other than statements of historical facts are forward-looking statements, including any statements of the plans and objectives of management for future operations, any statements concerning proposed new product candidates and prospects for regulatory approval, any projections of revenue earnings or other financial items, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Some of these forward-looking statements may be identified by the use of words in the statements such as “anticipate,” “estimate,” “could” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “should,” “may,” “assume,” “continue,” variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We caution you that our performance and results could differ materially from what is expressed, implied, or forecast by our forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. Future operating results and the Company’s stock price may be affected by a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1. Business,” and all subsections therein, including, without limitation, the subsection entitled, “Factors That May Affect the Company,” and the section entitled “Market for Registrant’s Common Stock and Related Stockholder Matters,” all contained in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission.

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

We have a history of operating losses and have a need for additional financing. For the fiscal year ended December 31, 2006, we realized a net loss of $7,418,882. At December 31, 2006, we had an accumulated deficit of $20,769,079. Currently, the Company’s only source of income is from interest earned on its cash and investments. Based upon the Company’s current business plan, management believes that for the period ending December 31, 2007, the earned interest will be sufficient to fund approximately 55% to 65% of projected operating expenses including legal fees incurred in maintaining its patents, but excluding fees and costs attributed to the stockholder rights offering which is discussed in other risk factors below.

We do not have any of our own products in FDA clinical trials, and if we cannot successfully complete any clinical trials, we will be unable to obtain regulatory approvals required to market our products. Our products are in the development stage, have not been subjected to clinical studies in the United States (except for preliminary initiation of Phase I clinical trials at Georgetown Medical University since terminated), have limited clinical data based upon studies conducted in Russia, have not been cleared for marketing by the FDA or foreign regulatory authorities, and cannot be commercially distributed in the United States and/or in foreign markets unless and until such clearance is obtained. We have discontinued our research and development projects, and we have no current plans to recommence these operations.

The development, manufacture and sale of drug products are subject to extensive and rigorous regulation by federal, state, local and foreign governmental authorities. In particular, products for human health are subject to substantial preclinical and clinical testing and other approval requirements by the FDA and comparable foreign regulatory authorities. The process for obtaining the required regulatory approvals from the FDA and other regulatory authorities takes many years and is very expensive. There can be no assurance that any product for which we may license our patents will prove to meet all of the applicable standards to receive marketing approval. There can be no assurance that any such approvals will be granted on a timely basis, if at all. If regulatory approval of a product were ever to be obtained, such approval may involve substantial restrictions and limitations on the use of the product.

Our research and development and marketing efforts will be dependent on collaborations and if our collaborations are not successful, we may not be able to successfully develop and market products. At present, we have no collaboration agreements with other companies. If we pursue and enter into any such agreement, these agreements may be expected to call for our partners to control the supply of bulk or formulated drugs for commercial use or for use in clinical trials; design and execution of clinical studies; process of obtaining regulatory approval to market the product; and/or marketing and selling of any approved product.

In each of these areas, our partners may not support fully our research and commercial interests since our program may compete for time, attention and resources with the internal programs of our corporate collaborators. As such, we cannot be sure that our corporate collaborators, if any, will share our perspectives on the relative importance of our program, that they will commit sufficient resources to our program to move it forward effectively, or that the program will advance as rapidly as it might if we had retained complete control of all research, development, regulatory and commercialization decisions.

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

We cannot be sure that we or our licensees, if any, would be permitted by regulatory authorities to undertake clinical trials for any of our anti-cytokine platform technology, or that if such trials are conducted, any product candidates will prove to be safe and efficacious or will receive regulatory approvals.

Manufacturing difficulties materially impair our competitive position and our possibility of conducting clinical trials. We lack the facilities to manufacture our products and do not have an adequate supply of product to begin clinical studies in the United States.

If we are unable to protect our patents, we may not be able to develop products or compete successfully. We have eight issued United States patents, two patents issued in Australia and one patent issued in Europe. Our success and ability to compete effectively will depend, in part, on the strength of our patents and the ability to obtain protection for our products, if any, in U.S. and foreign markets. No assurance can be given that any patents issued to us will not be challenged, invalidated, or circumvented. Litigation, which could result in substantial cost to us, may also be necessary to enforce any patents issued to us and/or determine the scope and validity of other parties’ proprietary rights.

We have eleven United States utility patent applications pending. The United States patent position of pharmaceutical companies involves many complex legal and technical issues and has recently been the subject of much litigation. There is no clear policy establishing the breadth of claims or the degree of protection afforded under such patents. As a result, there can be no assurance that any of our patent applications will be approved, except where claims under an application have already been examined and allowed, nor that we will develop additional proprietary products that are patentable. There can be no assurance that any United States patents issued to us will provide us with any competitive advantages or will not be challenged by third parties or that patents issued to others will not have an adverse effect on our ability to conduct our business. We could incur substantial costs in asserting our patent rights and in defending patent infringement suits against us or our executives relating to ownership of, or rights to, patents and other intellectual property of third parties. Such disputes could substantially delay our drug development or commercialization.

Furthermore, we cannot be certain that we were the first chronologically to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions because prior to November 29, 2000, patent applications in the United States were maintained in secrecy until issue, and are only published now following certain rules, and because publication of discoveries in the scientific and patent literature often lag behind actual discoveries. In the event that a third party has also filed a patent application for any of its inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office (PTO) to determine priority of the invention, which could result in substantial cost to us, even if the eventual outcome is favorable to us. In the event of an adverse decision as to priority of invention, we would not be entitled to a patent on the invention at issue in the interference proceeding. The PTO or a private party could also institute reexamination proceedings involving us in connection with one or more of our patents, and such proceedings could result in an adverse decision as to the validity or scope of the patents. In addition, there can be no assurance that our patents would be held valid by a court of law of competent jurisdiction. Any such adverse decision by a court of law likely would have a material adverse affect on our patent rights and ability to license out patents.

We face substantial competition and others may discover, develop, acquire or commercialize products before or more successfully than our licensees, if any, may do. We are not actively engaged in the development or commercialization of any products, other than to seek potential licensing agreements, if any. A number of companies are pursuing the development of novel products which target the same diseases as we have targeted. These competitors have substantially greater capital resources, research and development staffs and facilities than we do. They may develop and introduce products and processes competitive with those of our licensees, if any. They represent significant short-term and long-term competition for us. For certain of our products, an important factor in competition may be the timing of market introduction of these competitive products. This timing will be based on the effectiveness with which we or the competition can complete clinical trials and approval processes and supply quantities of these products to market. Competition among products approved for sale will be based on, among other things, efficacy, safety, reliability, price, marketing capability and patent position.

There is a limited public market for our common stock; our stock price is subject to volatility and our common stock is quoted on the OTC Bulletin Board, which limits the liquidity and could negatively affect the value of our common stock. There is a limited public market for our stock and an active trading market for our common stock may not be sustained in the future. Our stock price is highly volatile, so that investment in our stock involves substantial risk. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of particular companies. Economic and other external factors may have a significant effect on the market price of our common stock. Fluctuations or decrease in the trading price of our common stock may adversely affect the liquidity of the trading market for our common stock. This lack of liquidity may adversely affect our ability to raise capital through future equity financing.

Our stock price may be affected by numerous factors, many of which are beyond our control such as:

•	our business development plan

•	acquisition of a revenue generating business

•	operational results and cash flow of a revenue generating business

•	material public announcements

•	developments or disputes as to our patent or other proprietary rights.

•	unsatisfactory clinical trial results

•	delays clinical trial plans or manufacturing

•	market reaction to announcements by other biotechnology or pharmaceutical companies

•	initiation, termination or modification of agreements with collaborative partners

•	general market conditions

If any of these factors causes us to fail to meet the expectations of securities analysts or investors, or if adverse conditions prevail or are perceived to prevail with respect to our business, the price of our common stock would likely drop significantly.

We do not expect to pay dividends on our common stock in the foreseeable future. We did not pay dividends on our common stock during the past and do not expect to pay cash dividends on our common stock in the foreseeable future. Our payment of any dividends in the future will be at the discretion of our board of directors and will depend upon various factors, including future earnings, operations, capital requirements, our general financial condition and the general financial condition of our subsidiaries. In addition, under Delaware law, unless a corporation has available surplus it cannot declare or pay dividends on its capital stock.

We plan a stockholder rights offering for shares of our common stock at $0.015 per share. We have filed a registration statement to register up to a total of 874,812,720 shares to be sold to our stockholders. The rights offering contemplates the distribution of ten non-transferable rights for each share of our common stock held on the record date (to be determined). Each right will entitle its holder to purchase one share of our common stock at an exercise price of $0.015 per share. The registration statement for our rights offering has not been declared effective by the Securities and Exchange Commission (“SEC”), nor has the offering commenced as of the date of this Annual Report on Form 10-KSB.

Richard P. Kiphart, Christopher W. Capps, John R. Capps, David Valentine, Matthew Gooch and three other stockholders have consented to not participate in the rights offering. As of March 23, 2007, those stockholders held an aggregate of 859,080,598 shares of the 946,561,870 outstanding shares of our common stock.

Future sales of our common stock or the perception that sales could occur may depress our stock price. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after our stockholder rights offering, if that occurs, or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and a price that we deem appropriate. (See Factors regarding the stockholder rights offering above.)

Approximately 1,821,374,590 shares of our common stock would be issued and outstanding upon the full exercise of rights in our stockholder rights offering. (See Factors regarding the stockholder rights offering above.) Certain shares may be sold under Rule 144 under the Securities Act, depending on their holding period and subject to significant restrictions in the case of shares held by persons deemed to be our affiliates.

In addition, Richard P. Kiphart and certain other stockholders hold a significant number of shares of our common stock. Sales by one or more of these stockholders could cause significant fluctuation in our stock price. In the future, we may determine to raise capital through offerings of our common stock, securities convertible into our common stock or rights to acquire these securities or our common stock. In any case, the result could ultimately be dilutive to our common stock by increasing the number of shares outstanding. We cannot predict the effect this dilution may have on the price of our common stock.

Upon completion of the rights offering, we intend to file one or more registration statements on Form S-8 under the Securities Act to register all of the shares of common stock reserved of issuance upon exercise of certain stock options to purchase up to 7,560,000 shares of common stock and other shares of common stock to be issued or reserved for issuance under an equity incentive plan that the Company may in the future adopt. Accordingly, shares of common stock registered under any such registration statement and issued upon exercise of such stock options will be available for sale with the option market, unless such shares of common stock are subject to vesting restrictions.

Richard P. Kiphart is able to significantly influence our business and affairs. Richard P. Kiphart beneficially owns approximately 82% of our outstanding common stock. Mr. Kiphart can control our business and affairs. Accordingly, Mr. Kiphart can affect significantly matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Our stockholders likely will incur dilution as a result of actions recently approved by our Board of Directors regarding our common stock. Our Board of Directors recently approved an amendment to our Certificate of Incorporation (“Amendment”) that would increase our authorized shares of common stock from two billion (2,000,000,000) shares to two billion five hundred million (2,500,000,000) shares, and approved the adoption of an equity incentive plan (“2007 Stock Plan”) for directors, employees and consultants under which 60,000,000 shares of common stock would be reserved. No shares have been awarded or options granted under the 2007 Stock Plan. Both the Amendment and the 2007 Stock Plan are subject to stockholder approval, which the Company intends to seek after completion of its stockholder rights offering.

Our common stock is considered a penny stock, which may make it difficult to obtain timely and accurate quotes for the stock or execute trades in it. The rules of the Securities and Exchange Commission define a penny stock to be any equity security that has a market price or exercise price of less than $5.00 per share, subject to some exceptions. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prescribed by the Securities and Exchange Commission, to provide the customer with additional information, including the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may reduce the level of trading activity in any secondary market for our common stock and may adversely affect the ability of broker-dealers to sell our securities.

EXECUTIVE OFFICES

Our executive offices are located at 141 West Jackson Boulevard, Suite 2182, Chicago, Illinois 60604, and our telephone number is (312) 427-1912.

ITEM 2.	DESCRIPTION OF PROPERTY

During 2006, the Company paid no rent for the use of approximately 3,500 square feet of commercial building space of a firm, New Horizons Diagnostics, that is partially owned by former director Lawrence Loomis. During 2006, the Company paid an aggregate $6,800 in rent for the use of office space from a firm owned by former Chief Executive Officer Edmond F. Buccellato. In addition, during 2006, the Company paid no rent for the use of a portion of office space in Chicago, Illinois leased in the name of Augustine Capital Management. No formal agreement memorializes this month-to-month arrangement.

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

The Company did not hold its annual meeting of stockholders for 2006 for financial reasons.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is quoted on the Over-The-Counter Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “ADVB.” The table below shows the high and low bid quotations of the Company’s Common Stock during each of the four quarters of the 2006 and 2005 calendar years, and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotation information has been obtained from Commodity Systems, Inc., available through Yahoo! Finance.

2006 Fiscal Quarter Ended:	High Bid	Low Bid
March 31	$0.16	$0.07
June 30	$0.09	$0.03
September 30	$0.10	$0.02
December 31	$0.14	$0.04

2005 Fiscal Quarter Ended:	High Bid	Low Bid
March 31	$0.19	$0.17
June 30	$0.21	$0.20
September 30	$0.20	$0.18
December 31	$0.16	$0.13

As of March 23, 2007, the Company had approximately 1393 holders of record of its Common Stock. This number does not include those beneficial owners whose securities are held by brokers or in street name. The total number of record and beneficial stockholders is estimated to be more than 3300.

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

Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. See “ITEM 1. FORWARD-LOOKING STATEMENTS” for a more detailed discussion and disclaimer about our forward-looking statements. Investors are cautioned that forward-looking statements made by the Company, including those made in this Annual Report, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Reference is made in particular to forward-looking statements regarding product development, capital sources, plan of operations and expenses. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. Future operating results and the Company’s stock price may be affected by a number of factors. See “ITEM 1. FACTORS THAT MAY AFFECT THE COMPANY.”

OVERVIEW

The Company had approximately $6,082,344 in cash at December 31, 2006. This amount of cash is projected to be adequate to meet the Company’s projected minimum cash requirements for operations for the next 12-month period ending December 31, 2007, of approximately $450,000 excluding fees and costs for our stockholders rights offering. Currently, the Company’s only source of income is from interest earned on its cash and investments. Based upon the Company’s current business plan, management believes that for the period ending December 31, 2007, the earned interest will be sufficient to fund approximately 55% to 65% of our projected operating expenses including legal fees incurred in maintaining its patents on its intellectual property, but excluding fees and costs for our stockholders’ rights offering, and other non-recurring expenses. The Company, however, does not have a source of revenue to continue its operations beyond the currently available funds.

All of the Company’s long-term debt had been converted or paid in full as of October 11, 2006, except for one investor who holds approximately $6,600 principal amount of convertible debt that matured September 2004.

Commencing in 2005, due to a lack of funds, the Company initiated reductions in certain research and development projects and planned to postpone certain patent applications and other patent matters. Management has decided to cease all research and development projects and new patent applications. It is expected that the Company’s current position regarding use of its funds for research and development and patent matters will continue during the next 12 months, unless otherwise determined by the Board of Directors.

The Company’s business development plan for 2007 principally focuses on the following three specific elements, among other steps:

1.	Evaluation of possible acquisition candidates;

2.	Acquisition of a control or non-control position in a revenue generating company through investment in equity or convertible debt, or an asset acquisition; and

3.	Licensing agreements with selected pharmaceutical companies seeking opportunities related to our patented scientific approaches.

As of the date hereof, the Company has not entered into any agreement with a pharmaceutical or biotechnological company, or any licensing arrangements.

We have a history of operating losses and have not generated any revenue. At of December 31, 2006, we had an accumulated deficit of $20,769,079. The amount of time required to reach sustained profitability is highly uncertain.

Subject to the acquisition of a revenue-generating business which is one of the objectives of the Company’s business plan for 2007, the Company does not expect to purchase any significant equipment and there are no expected significant changes in the number of the Company’s employees.

RESULTS OF OPERATIONS - Years ended December 31, 2006 and 2005 (As Restated).

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

LIQUIDITY AND CAPITAL RESOURCES.

At December 31, 2006, the Company had $6,082,244 in cash and 946,561,870 shares of Common Stock issued and outstanding.

FISCAL 2006 COMPARED TO FISCAL 2005 (As Restated)

For the year ended December 31, 2006, the Company realized a net loss of $7,418,882 compared to a net loss of $2,158,352 for the year ended December 31, 2005. The net loss increase over fiscal year 2005 resulted primarily from an increase in interest expense of $5,773,890 related to the Company’s reduction of the conversion price of its outstanding convertible debt including accrued interest and the recognition of the difference in the fair market value on the date of conversion of such debt into shares of Common Stock and the new $0.015 conversion rate. The Company also had increases in expenses over the year ended December 31, 2005, consisting primarily of the following: increased professional fees of $199,488, directors’ fees of $47,027, and general and administrative expenses of $65,442, business development expenses of $37,600, and loss on impairment or abandonment of patents of $63,677, offset by increased interest income of $66,022. The Company had decreases in expenses over the year ended December 31, 2005, consisting primarily of the following: decreased research and development expenses of $268,017, business development expenses of $42,000, consulting, research and development (non-cash), and other expenses of $517,884, administrative salaries and benefits of $144,793, insurance of $54,770, and travel and entertainment of $23,190, and a decrease of $145,400 in forgiveness of debt.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements are included herewith and incorporated herein by reference beginning with Page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company’s accountants, Williams & Webster P.C., on accounting and financial disclosures during the Company’s two most recent fiscal years, i.e., January 1, 2005, through December 31, 2006, and through the date hereof.

ITEM 8A.	CONTROLS AND PROCEDURES

In accordance with Item 307 of Regulation S-B promulgated under the Securities Act of 1933, as amended, as of December 31, 2006, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Company’s disclosure controls and procedures and concluded that those disclosure controls and procedures are effective in causing information to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to management of the Company to allow timely decisions regarding the Company’s public disclosures.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and nature of all positions and offices held by all directors and executive officers of the Company as of March 23, 2007, and the period or periods during which each such director or executive officer served in his or her respective positions.

Name	Age	Position Held	Director Since

Richard P. Kiphart	65	Chairman of the Board, Director (3)(4)	June 2002
Christopher W. Capps	24	President and Chief Executive Officer, Director (3)	November 2006
Thomas J. Pernice	45	Treasurer and Secretary, Director (1)(2)(3)(4)(5)	April 2001
Michael G. Bansley	71	Chief Financial Officer (non-director)	October 2006
Boris Skurkovich, M.D.	51	Director (4)	December 1986
Joseph A. Bellanti, M.D.	72	Director (2)(5)	October 2003
Keith Gregg	43	Director (1)(5)	November 2005
John R. Capps	56	Director (2)(3)(4)	November 2006
Matthew Gooch	32	Director (1)(3)(4)	November 2006
David Valentine	37	Director (1)(2)(3)	November 2006

(1)	Member of the Audit Committee of the Board of Directors.

(2)	Member of the Compensation Committee of the Board of Directors.

(3)	Member of the Executive Committee of the Board of Directors.

(4)	Member of the Nominating Committee of the Board of Directors.

(5)	Member of the Special Committee of the Board of Directors.

TERM OF OFFICE

Each director serves for a term of one year or until his successor is duly elected and qualified. The Company’s officers are appointed by the Board of Directors and hold office at the discretion of the Board.

BIOGRAPHICAL DESCRIPTIONS OF DIRECTORS AND OFFICERS

Joseph A. Bellanti, M.D. - Since October 2003, Dr. Bellanti has served as a member of the Board of Directors. Dr. Bellanti joined the faculty of Georgetown University School of Medicine in 1963, and continued to serve on that faculty where he is currently Professor of Pediatrics and Microbiology-Immunology and Director of the International Center for interdisciplinary Studies of Immunology at Georgetown University Medical Center. In addition to teaching medical students and residents, as well as his continuing direct patient care of children and adults exhibiting the full spectrum of allergic and immunologic disorders, Dr. Bellanti has been actively engaged in research dealing with antimicrobial immunity and immunologically-mediated diseases and has published more than 400 scientific articles and abstracts. He is editor of the well-known textbook “Immunology,” published by W.B. Saunders Co. He is currently editor-in-chief of the Allergy and Asthma Proceedings. For his achievements in allergy and immunology, Dr. Bellanti has received numerous awards, including the Golden Cane Award in 2002. He is the recipient of many national and international honors. He received his M.D. degree from the University of Buffalo, trained in immunology at the University of Florida School of Medicine and continued his studies as a research virologist at Walter Reed Army Institute of Research, Washington, D.C.

Christopher W. Capps - Mr. Capps has served as President and Chief Executive Officer of Advanced Biotherapy, Inc. (the “Company”) since August 2006. Since September 2005, Mr. Capps (24) has also served as President and CEO of KVG Partners, a private equity firm. Mr. Capps received his B.A. in history from Southern Methodist University.

John R. Capps - Mr. Capps has been the President and CEO of Plaza Motor Company for 25 years. Plaza Motor Company is part of the Ashbury Automotive Group, which is a publicly owned Group on the New York Stock Exchange. Mr. Capps has worked in the automotive industry since his graduation from Stanford University in 1972. He is the father of Christopher W. Capps, President and Chief Executive Officer of the Company.

Matthew Gooch - Mr. Gooch joined William Blair & Company in 1997 and currently coordinates the firm’s special situations and restructuring activities. Mr. Gooch is a CFA charter holder and a graduate of Emory University (B.A.) and University of Chicago (M.B.A.), having earned high honors from both institutions.

Keith Gregg is the Managing Partner of BioPharm Development Group, LLC, a retained, global life sciences corporate strategy, business development and licensing firm. He has over 21 years of diverse experience in start-up and high growth biopharmaceutical companies, helping companies achieve their strategic goals for in-licensing, out-licensing, and business collaborations. Mr. Gregg is also a founding member of HALO Holdings, LLC which assists non-life science companies in their corporate strategy, operations, and identification of growth avenues. Prior to BioPharm, Mr. Gregg’s industry experience included key positions at Praxis Biologics, Molecular Oncology, Univax Biologics, NABI, and Mazier Partners. His management responsibilities have encompassed corporate development, business development and licensing, marketing operations, diagnostic operations, product launches, financing, and mergers. Mr. Gregg is an active member on several public and private company/foundation/educational boards and is a guest speaker at multiple U.S. business schools and business development conferences in the areas of entrepreneurship and partnering. Additionally, Mr. Gregg is an advisor to an extensive range of venture capital and private investor groups. Mr. Gregg received his MBA from the University of Maryland and a BS in Biomedical Engineering and Mathematics from Vanderbilt University. Mr. Gregg also completed post-graduate business strategy work at The Wharton School.

Richard P. Kiphart - Since August 28, 2006, Mr. Kiphart has served as Chairman of the Board. Since June 2002, Mr. Kiphart has served as a member of the Board of Directors. He currently serves as Chairman of the Board of Saflink (SFLK Nasdaq) and a member of the Board of Directors of First Data Corp. (FDC-NYSE). Mr. Kiphart is the Head of Corporate Finance for the Investment Firm of William Blair & Company, L.L.C. Mr. Kiphart has been with William Blair for over 36 years. Mr. Kiphart received his B.A. from Dartmouth College and his M.B.A. from Harvard Business School.

Thomas J. Pernice - Since April 2001, Mr. Pernice has served as the Treasurer and Secretary of the Company and as a member of the Board of Directors. He is Chief Executive Officer and Founder of Modena Holding Corporation since 1999, a consulting company specializing in business development strategies. He has served for more than nine years as a Presidential appointee in three U.S. Presidential Administrations; first as a White House Staff member in the Reagan Administration, a Senior White House Staff member in the Bush 41 Administration and most recently as a Senior Advisor in the Bush 43 Administration to the U.S. Department of Energy. After his career in government, Mr. Pernice served for eight years as a Vice President for the conglomerate of publicly and privately held business interests of David H. Murdock. Mr. Pernice earned a Bachelor of Arts degree in Broadcast Journalism from the University of Southern California in 1984.

Boris Skurkovich, M.D. - Since 1986, Dr. Skurkovich has served as a member of the Board of Directors, and from that same date until December 2000, he was a Vice President of the Company. He completed a clinical and research fellowship at the Maxwell Finland Laboratory for Infectious Diseases, Boston City Hospital, Boston, Massachusetts, and presently is, and has been a professor at Brown Medical School since 1989. He has collaborated with his father, Simon Skurkovich, on the development of the Company’s treatment of autoimmune diseases. Dr. Skurkovich received his M.D. from the Moscow State Medical Institute.

David Valentine has been President and Managing Partner of Broadreach Financial Group LLC, a financial advisory firm, and Managing Partner of the Broadreach Steward Fund LLC, a private equity fund, since 2006. Previously, Mr. Valentine was a portfolio manager at Magnetar Capital LLC, a multi-billion dollar hedge fund based in Evanston, Illinois. Mr. Valentine serves on the Boards of Directors of Ambiron Trustwave LLC and Lime Energy, Inc., where he also serves on the Audit Committees. He also serves on the Board of Directors of Inovomed, Inc. and Friends of the Global Fight against AIDS, Malaria and Tuberculosis. He is a 1993 graduate of Washington & Lee University. Mr. Valentine is the son-in-law of Richard P. Kiphart, Chairman of the Board of Directors of the Company.

Michael G. Bansley - Mr. Bansley is a principal in the Chicago, Illinois accounting firm of Bansley, Brescia Co., P.C., which he founded on 1980. He graduated from Marquette University in 1957. He is a member of the American Institute of Certified Public Accountants and the Illinois CPA Society.

AUDIT COMMITTEE

Matthew Gooch, Keith Gregg, Thomas J. Pernice and David Valentine serve on the Company’s Audit Committee. Although the Company’s securities are not quoted on Nasdaq, the Company has elected to apply the Nasdaq Marketplace Rules regarding the definition of “independence” for the members of the Audit Committee. Under the Nasdaq Marketplace Rules, directors Keith Gregg and Thomas J. Pernice qualify as “independent.” Based upon current Nasdaq Marketplace Rules, Matthew Gooch, Keith Gregg, Thomas J. Pernice and David Valentine have financial sophistication, although none of the committee members may currently qualify as a “financial expert” for purposes of SEC rules, adopted pursuant to the Sarbanes-Oxley Act of 2002. Since the Company is a development stage company, the Board of Directors believes that the current members of the Audit Committee have sufficient knowledge of financial statement preparation, analysis and evaluation even if none of them qualify as a “financial expert.”

FAMILY RELATIONSHIPS

The only known family relationships between any directors are John R. Capps, father to Christopher W. Capps, and David Valentine, son-in-law of Richard P. Kiphart.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors Christopher W. Capps, John R. Capps, Matthew Gooch, Richard P. Kiphart and David Valentine filed Form 4s regarding the acquisition of Company common stock, which transactions otherwise were not timely reported. Directors Joseph A. Bellanti, Keith Gregg, Thomas J. Pernice, Boris Skurkovich filed Form 4s regarding the receipt of stock options, which transactions were not timely reported. Directors Joseph A. Bellanti, Richard P. Kiphart, Thomas J. Pernice and Boris Skurkovich did not file timely their respective Form 5s for first quarter 2006. Chief Financial Officer Michael G. Bansley did not file timely his Form 3. Former Directors Edmond Buccellato, Paul Hopper, Lawrence Loomis, Simon Skurkovich filed Form 4s or Form 5s in 2006, however they were not timely filed.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to its chief executive officer, chief financial officer and all other executive officers. You may request a copy of the Company’s Code of Ethics by sending a request to Advanced Biotherapy, Inc., 141 West Jackson Boulevard, Suite 2182, Chicago, Illinois 60604, Attention: Secretary (include your return address), or by email to www.advancedbiotherapy.com.

ADVISORY BOARD - BIOGRAPHICAL DESCRIPTIONS OF MEMBERS

Edmond F. Buccellato - Mr. Buccellato served as Chairman of the Board from October 2002 to August 28, 2006, and as President and Chief Executive Officer from April 2001 to August 28, 2006. Mr. Buccellato served as President and Chief Operating Officer of the Company from September 1, 2000 to December 12, 2000, and he served as Chief Executive Officer from 1995 to August 31, 2000. He served as a member of the Board of Directors from 1995 to November 6, 2006. He presently serves on the Advisory Board. He is a shareholder of Buccellato & Finkelstein, a public accountancy firm. Mr. Buccellato received his undergraduate degree from California State University at San Diego, and his graduate degree from the University of Southern California.

Lawrence Loomis - From 1986 until November 6, 2006, Mr. Loomis served as a member of the Board of Directors of the Company. He presently serves on the Advisory Board. During the past five years, Mr. Loomis has been the major shareholder and President of New Horizons Diagnostics. Founded in 1980, NHD, under the direction of Mr. Loomis, has developed rapid test methods for small and large molecules. Methods include: luminescence, fluorescence, fiber optics, and colloidal gold immunoassays. He also directed development of tests for the rapid screening of water and food for microbial contamination. Mr. Loomis received his undergraduate degree in math, chemistry and biology from New York University and his graduate degree in chemistry from City University.

Simon Skurkovich, M.D. - Dr. Skurkovich is the founder of Advanced Biotherapy, Inc., and presently serves on its Advisory Board. From 1985 until September 2000, Dr. Skurkovich served as Chairman of the Board of the Company. He has been granted 28 patents in the United States and Europe. He is the creator of immune preparations from human blood against antibiotic resistant bacteria that saved thousands of lives in the Soviet Union and Eastern Europe. In Russia, he was professor and Chief of the Immunology Laboratory of the Institute of Hematology and Blood Transfusion and was awarded gold and silver medals for his scientific discoveries. His laboratory was also awarded the nation’s highest honor, the Lenin Prize, for his patented work. Dr. Skurkovich received an M.D., Ph.D. and a Doctorate in Medical Sciences (D.Sc.) from Pirogov State Medical Institute in Moscow. He is the pioneer of anticytokine therapy, which opened the way to a new understanding of the pathogenesis and treatment of autoimmune diseases and thus helped bring treatments that have improved the health of many people. He has written more than 240 articles for scientific publications. In 1974, he published in the journal Nature a new explanation for the pathogenesis and treatment of autoimmune diseases, which has been the basis for successful clinical trials and is now well accepted around the world.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company since January 1, 2005, through December 31, 2006, for the Chief Executive Officer of the Company and the Company’s other executive officers who were compensated during the year ended December 31, 2006 (the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Christopher Capps Chief Executive Officer	2006		$0		$0		$0	$0	N/A		$0		$0		$0
Michael Bansley Chief Financial Officer(3)	2006		$0		$0		$0	$0	N/A		$0		$10,112		$0
Edmond F. Buccellato Chief Executive Officer (1)(4)(5)(6)	2006 2005	$ $	32,500 144,000	$ $	0 0	$ $	0 0	$18,600		$ $	0 0	$ $	142,337 0	$ $	193.437 144,000
Simon Skurkovich Chairman Emeritus, Director of Research & Development (2)(4)(5)(6)	2006 2005	$ $	55,000 49,500	$ $	0 0	$ $	0 0	$24,600		$ $	0 0	$ $	149,500 0	$ $	229,100 49,500

(1) During 2006, Mr. Buccellato was issued shares of common stock in lieu of payment of $55,000 in accrued but unpaid salary and in lieu of $42,337 in debt owed to Buccellato & Finkelstein, of which Mr. Buccellato is a principal. In addition, he was paid $45,000 in consulting fees.

(2) During 2006, Dr. Skurkovich was issued shares of common stock in lieu of payment of $147,500 in accrued but unpaid salary. In addition, he was paid $2,000 in consulting fees to the Company.

(3) During 2006, Michael Bansley, the Company’s Chief Financial Officer, did not receive any compensation directly from the Company, although the Company paid Bansley, Brescia & Co., P.C., the amount of $10,112.75 for accounting services. Mr. Bansley is a shareholder of that accounting firm.

(4) During 2005, the salaries for Mr. Buccellato and Dr. Skurkovich were set by the Compensation Committee at $180,000, respectively. They received actual compensation of $134,000 and $49,500, respectively.

(5) During January 2005, the Company granted stock options to purchase 25,000 shares of the Company’s Common Stock at $0.20 per share to each director for services rendered during the year ended December 31, 2004. For the 2004 fiscal year, the estimated fair value of such options was accrued at $4,500 per director using the Black Scholes option price method.

(6) During August 2006, the Company granted options to purchase up to 930,000 shares of Common Stock and 1,230,000 shares of Common Stock, at an exercise price of $0.03 per share, to Mr. Buccellato and Dr. Skurkovich, respectively, which stock options are also reflected in the “Director Compensation” table.

During fiscal year 2006, William M. Finkelstein, the Company’s former Chief Financial Officer, did not receive any compensation directly from the Company. Mr. Finkelstein and Mr. Buccellato are shareholders of Buccellato & Finkelstein, Inc. In August 2006, the Company issued 2,822,467 shares of common stock in payment of $42,337 owed to Buccellato & Finkelstein for accounting services and tax preparation, which shares were registered to Edmond Buccellato and are reflected in the Summary Compensation Table above.

There are no retirement, pension, or profit sharing plans for the benefit of the Company’s officers and directors. The Company has previously granted non-qualified stock options and warrants for the benefit of officers and directors.

The stockholders approved our 2000 Omnibus Equity Incentive Plan (“OEI Plan”) at the Company’s Annual Stockholders Meeting on December 13, 2001. In March 2007, the Board of Directors approved the termination of the OEI Plan. (See “Item 1. Business - Factors That May Affect the Company,” regarding approval by the Board of Directors of a new equity incentive plan, which plan is subject to stockholder approval.) The purpose of the OEI Plan was to promote the long-term success of the Company and the creation of stockholder value by (a) encouraging employees, outside directors and consultants to focus on critical long-term objectives, (b) encouraging the attraction and retention of employees, outside directors and consultants with exceptional qualifications and (c) linking employees, outside directors and consultants directly to stockholder interests through increased stock ownership. The OEI Plan provided for awards in the form of restricted shares, stock units, incentive and nonstatutory stock options and stock appreciation rights. However, only non-statutory stock options were granted pursuant to the OEI Plan. The OEI Plan has been, and will continue to be, administered by the Board of Directors, unless the Board delegates administration to a committee, with respect to stock options granted pursuant to the OEI Plan prior to its termination in March, 2007.

OPTION/SAR GRANTS TO EXECUTIVE OFFICERS

None of the Named Executive Officers received or exercised any stock options or SARs during the 2006 fiscal year.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Simon Skurkovich, M.D.	300,000			$0.10	12/01/2010
	623,000			$0.10	12/31/2010
	10,000			$0.25	12/31/2011
	20,000			$0.21	12/31/2012
	30,000			$0.42	01/03/2014
	450,000			$0.16	02/07/2010
	25,000			$0.20	01/03/2014
	1,230,000			$0.03	08/27/2016

Edmond Buccellato	50,000			$0.20	12/01/2010
	50,000			$0.10	12/01/2010
	105,453			$0.10	12/31/2010
	10,000			$0.25	12/31/2011
	20,000			$0.21	12/31/2012
	30,000			$0.42	02/07/2010
	1,500,000			$0.16	01/03/2014
	25,000			$0.20	12/31/2014
	930,000			$0.03	08/27/2016

Christopher Capps	0

Michael Bansley	0

(1)	All options were exercisable as of March 23, 2007.

COMPENSATION OF DIRECTORS

Directors did not receive any cash compensation for serving as members of the Board of Directors for the year ended December 31, 2006.

The following table sets forth the compensation paid by the Company to the directors during the year ended December 31, 2006:

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph A. Bellanti (1)	0	0	$16,600	0	0	0	$18,600
Christopher W. Capps	0	0	0	0	0	0	0
John R. Capps	0	0	0	0	0	0	0
Matthew Gooch	0	0	0	0	0	0	0
Keith Gregg (2)	0	0	16,600	0	0	0	16,600
Richard P. Kiphart (3)	0	0	0	0	0	0	0
Thomas J. Pernice (4)	0	0	30,600	0	0	0	30,600
Boris Skurkovich, M.D. (5)	0	0	18,600	0	0	0	18,600
David W. Valentine	0	0	0	0	0	0	0
Edmond F. Buccellato**	0	0	18,600	0	0	0	18,600
Lawrence Loomis**	0	0	18,600	0	0	0	18,600
Simon Skurkovich, M.D.**	0	0	24,600	0	0	0	24,600

**Resigned from the Board of Directors effective November 6, 2006.

(1) Joseph A. Bellanti, M.D. held options to purchase up to 25,000 shares of Common Stock at an exercise price of $0.20 per share, and options to purchase up to 830,000 shares of Common Stock at an exercise price of $0.03 per share (at December 31, 2006, aggregate 855,000 stock options).

(2) Keith Gregg held options to purchase 830,000 shares of Common Stock at an exercise price of $0.03 per share, and warrants to purchase 20,000 shares of Common Stock at an exercise price of $0.10 per share, excluding warrants to purchase up to 40,000 shares of Common Stock at an exercise price of $0.10 which vest in two remaining equal installments beginning December 31, 2007 (at December 31, 2006, aggregate 890,000 stock options and warrants).

(3) Richard P. Kiphart held options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares of Common Stock at an exercise price of $0.42 per share and options to purchase up to 25,000 shares of Common Stock at an exercise price of $0.20 per share (at December 31, 2006, aggregate 75,000 stock options).

(4) Thomas J. Pernice held warrants assigned by Cappello Capital Corp. to purchase 1,042,443 shares of Common Stock at an exercise price of $0.15 per share, options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 share, options to purchase up to 30,000 shares of Common Stock at an exercise price of $0.42 per share, options to purchase up to 25,000 shares of Common Stock at an exercise price of $0.20 per share, and options to purchase up to 1,530,000 shares of Common Stock at an exercise price of $0.03 per share (at December 31, 2006, aggregate 2,657,443 stock options and warrants).

(5) Boris Skurkovich, M.D. held options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares at an exercise price of $0.42 per share, options to purchase up to 450,000 shares of Common Stock at an exercise price of $0.16 per share, options to purchase up to 25,000 shares at $0.20 per share, and options to purchase up to 930,000 shares of Common Stock at an exercise price of $0.03 per share (at December 31, 2006, aggregate 1,465,000 stock options).

In May 2005, upon the recommendation of the Company’s Compensation Committee, the directors approved the grant of stock options (“2005 Options”) to the directors and officers and to other employees and consultants. The grant of the 2005 Options was made subject to approval by the stockholders of an increase in the number of shares of common stock reserved for the Company’s 2000 Omnibus Equity Incentive Plan (“Plan Share Increase”) in an amount sufficient to cover the 2005 Options. The Company expensed the 2005 Options during 2005. As of August 28, 2006, stockholder approval of the Plan Share Increase had not been requested or obtained, and the 2005 Options were deemed cancelled as of August 28, 2006. Accordingly, for the 2005 fiscal year, the 2005 Options were not reported as beneficially owned by such directors and officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED  STOCKHOLDER MATTERS

EQUITY COMPENSATION AND LONG-TERM INCENTIVE PLAN AWARDS

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2006

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	4,990,000	$0.18	- 0 -
Equity compensation plans not approved by security holders (2)	- 0 -		- 0 -

(1) 2000 Omnibus Equity Incentive Plan, terminated March, 2007

(2) Stock Bonus Plan

The Company adopted a Stock Bonus Plan (“Stock Bonus Plan”) in January 2000 and reserved 10,000,000 shares of Common Stock to be issued thereunder, of which 7,596,211 shares have been granted and issued as of December 31, 2006. In December 2000, the Board of Directors approved the Company’s OEI Plan and reserved 4,000,000 shares of Common Stock to be issued thereunder to employees, consultants and directors, subject to annual increases equal to the lesser of 2.5% of the then outstanding shares of Common Stock or 250,000 shares. As of December 31, 2006, no shares had been granted under the OEI Plan. As of December 31, 2006, options to purchase approximately 4,990,000 shares had been granted under the OEI Plan. In March 2007, the Board of Directors approved the termination of the OEI Plan, and it has been terminated.

Prior to January 2001, the Company granted other stock options and warrants to purchase Company Common Stock which were not granted pursuant to any equity compensation plan. In addition, as of February 7, 2003, the Company granted warrants to purchase 50,000 shares of Common Stock at an exercise price of $0.16 per share to each of the following consultants: Dr. Seji Haba and Joseph Tartel. Subject to the terms applicable to such grants, the foregoing warrants became exercisable in three equal installments commencing on February 7, 2004, and expire seven years from the grant date. The warrants cease to vest upon complete termination of the recipient’s services as a consultant, employee, officer or director of the Company.

During December 2005, the Company granted BioPharm Development Group LLC, of which director Keith Gregg is a managing director, warrants to purchase up to 60,000 shares of Common Stock at an exercise price of $0.10 per share for consulting services. Subject to the terms of such warrants, the warrants vest in three equal annual installments that commenced December 31, 2006. During the third quarter of 2005, the Company granted BioEquity Partners warrants to purchase up to 150,000 shares of Common Stock at an exercise price of $0.20 per share for consulting services, partly in connection with the Company’s Phase I clinical trials at Georgetown University Medical Center to study an investigational treatment for AIDS. Subject to the terms of such warrants, the warrants became exercisable on March 20, 2006, and expire on March 20, 2015. The Company granted Dr. Yehuda Shoenfeld, Director of the Center for Autoimmune Diseases at the Israel Sheba Medical Center, warrants to purchase up to 10,000 shares of Common Stock at an exercise price of $0.20 per share for services as a member of the Company’s scientific advisory board. Subject to the terms of such warrants, the warrants are presently exercisable, and expire on February 24, 2015.

In March 2007, the Board of Directors approved a new equity incentive plan for employees, directors and consultants, subject to stockholder approval. See “Item 1. Business-Factors That May Affect the Company.”

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the common stock ownership, including options to purchase stock, of each person known by the Company to be the beneficial owner of five percent (5%) or more of the Company’s Common Stock, each director individually and all officers and directors of the Company as a group as of March 23, 2007. Each person has sole voting and investment power with respect to the shares of Common Stock shown, unless otherwise noted, and all ownership is of record and beneficial. As of March 23, 2007, the Company had approximately 946,561,870 shares of Common Stock outstanding.

Name and Address of Owner	Number of Shares Beneficially Owned		Percentage of Total

Richard P. Kiphart c/o Wm. Blair & Company 222 W. Adams St. Chicago, IL 60606	771,103,400	(1)	81.46%

Boris Skurkovich, M.D. 18 Blaisdell Ave. Pawtucket, RI 01860	10,627,264	(2)	1.12%

John R. Capps 11830 Olive Blvd. St. Louis, MO 63141	3,333,333		*

Matthew Gooch c/o Wm. Blair & Company 222 West Adams St. Chicago, IL 60606	3,333,333		*

David Valentine 311 S. Wacker Drive, No. 5500 Chicago, IL 60606	3,333,333		*

Christopher W. Capps 141 West Jackson Blvd., Suite 2182 Chicago, IL 60604	2,666,667		*

Thomas J. Pernice 141 W. Jackson Blvd., Suite 2182 Chicago, IL 60604	2,657,443	(3)	*

Joseph A. Bellanti, M.D. 6007 Corewood Lane Bethesda MD 20816	855,000	(4)	*

Keith Gregg 205 Powell Place Brentwood, TN 37027	850,000	(5)	*

All officers and directors as a group (10)	798,759,823	(6)	86.67%

(1)
Shares held in the name of Richard P. Kiphart include options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares of Common Stock at an exercise price of $0.42 per share and options to purchase up to 25,000 shares of Common Stock at an exercise price of $0.20 per share.

(2)
Shares held in the name of Boris Skurkovich include shares held in his name (2,595,384), and shares held in the name of Carol Marjorie Dorros (2,765,555) and Samuel Aaron Skurkovich (3,811,325) and options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares at an exercise price of $0.42 per share, options to purchase up to 450,000 shares of Common Stock at an exercise price of $0.16 per share, options to purchase up to 25,000 shares at $0.20 per share, and options to purchase up to 930,000 shares of Common Stock at an exercise price of $0.03 per share.

(3)
Shares held in the name of Thomas J. Pernice include warrants assigned by Cappello Capital Corp. to purchase 1,042,443 shares of Common Stock at an exercise price of $0.15 per share, options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares of Common Stock at an exercise price of $0.42 per share, options to purchase up to 25,000 shares of Common Stock at an exercise price of $0.20 per share, and options to purchase up to 1,530,000 shares of Common Stock at an exercise price of $0.03 per share.

(4)
Shares held in the name of Joseph A. Bellanti comprise options to purchase up to 25,000 shares of Common Stock at an exercise price of $0.20, and options to purchase up to 830,000 shares of Common Stock at an exercise price of $0.03 per share.

(5)
Shares held in the name of Keith Gregg include options to purchase up to 830,000 shares of Common Stock at an exercise price of $0.03 per share, and a warrant to purchase up to 20,000 shares of Common Stock at an exercise price of $0.10 which vested December 31, 2006, but do not include a warrant to purchase up to 40,000 shares of Common Stock at an exercise price of $0.10, which vests in two remaining equal installments beginning December 31, 2007.

(6)	Includes 1,062,443 shares of Common Stock underlying warrants, and 4,840,000 shares of Common Stock underlying options.

* Represents less than 1% of the outstanding shares of Company Common Stock.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 2006, the Company reported that Richard P. Kiphart had converted into shares of Company Common Stock all his Company convertible notes and other indebtedness at $0.015 per share, and that he and other investors had purchased an additional $5,400,000 of Company Common Stock at $0.015 per share pursuant to the Share Purchase and Debt Restructure Agreement dated as of August 28, 2006, between the Company and Mr. Kiphart.

In August 2006, the Company paid Edmond F. Buccellato, the Company’s former Chief Executive Officer and Chairman of the Board, an aggregate of 6,522,466 in shares of Company common stock in payment of his accrued but unpaid salary in the sum of $55,500 and payment of the Company’s accounts payable of $42,337 owed to the accounting firm of Buccellato and Finkelstein, of which Mr. Buccellato is a principal. Simon Skurkovich, M.D., former Chairman Emeritus and Director of Research and Development, and current member of the advisory committee of the Company, was paid 14,675,400 in shares of common stock of the Company in payment of accrued but unpaid salary of $147,500, and a note payable in the sum of $127,631. During 2006, the Company paid $13,110 to Amy Buccellato for administrative services rendered. Ms. Buccellato is the daughter of Edmond F. Buccellato.

During 2006, the Company paid an aggregate $6,800 in rent, payable $1,700 monthly, for the use of office space from Buccellato & Finkelstein, Inc., of which former Chief Executive Officer and Director Edmond F. Buccellato is a shareholder. During 2006, the Company paid to Buccellato & Finkelstein, Inc., $7,828 in reimbursements for medical and dental insurance for Edmond F. Buccellato and Amy Buccellato.

During the second quarter of 2006, the Company agreed to transfer U.S. Application No. 10/096,127 to Director Keith Gregg in satisfaction of the Company’s obligation to pay certain consulting fees to him.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description

2.1
Agreement of Merger dated as of July 14, 2000, between the Registrant, a Delaware corporation, and Advanced Biotherapy Concepts, Inc., a Nevada corporation. Filed as Appendix A to Registrant’s Proxy Statement dated July 14, 2000, and incorporated herein by reference.

2.2	Certificate of Incorporation of Registrant. Filed as an exhibit to Registrant’s 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference. 1

2.3	Bylaws of Registrant. Filed as an exhibit to Registrant’s 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference.2

2.4	Certificate of Amendment of Certificate of Incorporation of Registrant filed December 26, 2002, in the office of the Delaware Secretary of State.3

2.5	Form of Amendment to Certificate of Incorporation. Filed as an exhibit to Registrant’s Form 8-K on October 16, 2006.

4.1	Form of Registrant’s Common Stock Certificate. Filed as an exhibit to Registrant’s Form 10-QSB filed on June 10, 1999, and incorporated herein by reference.

4.2
Form of 2002 Subordinated Convertible Pay-In-Kind Note due June 1, 2006, dated November 14, 2002. Filed as an exhibit to Registrant’s Form 10-QSB and 10-QSB/A for the quarter ended June 30, 2002, and incorporated herein by reference.

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

1 Exhibit 3.1 was erroneously identified as Exhibit 2.2 in the original filing and is correctly identified herein.

2 Exhibit 3.2 was erroneously identified as Exhibit 2.3 in the original filing and is correctly identified herein.

3 Exhibit 3.3 was erroneously identified as Exhibit 2.4 in the original filing and is correctly identified herein.

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

10.10
Form of 2002 Subordinated Convertible Pay-In-Kind Note due June 1, 2006, as corrected for the payment maturity date on page 2 thereof. Filed as an exhibit to Registrant’s Form 10-QSB for the quarter ended September 30, 2002, and incorporated herein by reference.

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

10.13
Form of Agreement between the State Institute of Transplantation and Artificial Organs of the Ministry of Health of the Russian Federation and Advanced Biotherapy, Inc. Filed as an exhibit to Registrant’s Form 8-K/A on July 14, 2004.

10.14	Form of 2003 Subordinated Convertible Pay-In-Kind Note Due 2007. Filed as an exhibit to Registrant’s Form 8-K on October 28, 2004 and incorporated by reference herein.[4]

10.15	Form of the Investor Rights Agreement. Filed as an exhibit to Registrant’s Form 8-K on October 28, 2004 and incorporated by reference herein.[5]

4 Exhibit 10.14 was erroneously identified as Exhibit 10.12 in the original filing, as Exhibit 10.13 in subsequent filings, and is correctly identified herein.

5 Exhibit 10.15 was erroneously identified as Exhibit 10.13 in the original filing, as Exhibit 10.14 in subsequent filings, and is correctly identified herein.

10.16	Form of 2005 Subordinated Convertible Pay-In-Kind Note due September 30, 2009. Filed as an exhibit to Registrant’s Form 10-QSB for the period ended June 30, 2005.[6]

10.17	Form of Amended Investor Rights Agreement.[7]

10.18	Form of Share Purchase and Debt Restructure Agreement. Filed as an exhibit to Registrant’s Form 8-K on August 30, 2006.[8]

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Instructions for Use of Subscription Right. Previously filed as an Exhibit to our registration statement on Form SB-2 (Registration No. 333-140444) filed on February 5, 2007.

99.2	Notice of Guaranteed Delivery Sub. Rights. Previously filed as an Exhibit to our registration statement on Form SB-2 (Registration No. 333-140444) filed on February 5, 2007.

99.3	Broker-Dealer Letter to Nominees. Previously filed as an Exhibit to our registration statement on Form SB-2 (Registration No. 333-140444) filed on February 5, 2007.

99.4	Letter to Stockholders - Record Holders. Previously filed as an Exhibit to our registration statement on Form SB-2 (Registration No. 333-140444) filed on February 5, 2007.

99.5	Letter to Clients of Broker-Dealers. Previously filed as an Exhibit to our registration statement on Form SB-2 (Registration No. 333-140444) filed on February 5, 2007.

99.6	Form of Nominee Holder Certification. Previously filed as an Exhibit to our registration statement on Form SB-2 (Registration No. 333-140444) filed on February 5, 2007.

99.7	Beneficial Owner Election Form. Previously filed as an Exhibit to our registration statement on Form SB-2 (Registration No. 333-140444) filed on February 5, 2007.

The financial statements are incorporated herein by reference and begin with Page F-1.

The following financial statements are included herein:

6 Exhibit 10.16 was erroneously identified as Exhibit 10.15 in the original filing and is correctly identified herein.

7 Exhibit 10.17 was erroneously identified as Exhibit 10.16 in the original filing and is correctly identified herein.

8 Exhibit 10.18 was erroneously identified as Exhibit 10.17 in the original filing and is correctly identified herein.

REPORTS ON FORM 8-K

The Registrant filed the following reports on Form 8-K during the quarter ended December 31, 2006:

1. October 16, 2006. The Registrant reported the unregistered sale of equity securities to accredited investors, the grant of stock options to certain members of the Board of Directors and members of its Advisory Board and a change in control with respect to the stock ownership of the Company.

2. November 6, 2006. The Registrant reported the appointment of Michael G. Bansley as the Company’s new Chief Financial Officer.

3. November 9, 2006. The Registrant reported that, as of November 6, 2006, three directors resigned from the Board of Directors and were appointed to the Company’s Advisory Board, and that four new directors were appointed to the Board of Directors.

4. December 14, 2006. The Registrant reported that in response to comments by the Securities and Exchange Commission, it would restate its 2005 audited financial statements and its financial statements for each of the three calendar quarters in 2006 and file an amended Form 10-KSB for the year ended December 31, 2005, and amended Forms 10-QSB for the quarters ended March 30, 2006, June 30, 2006, and September 30, 2006, respectively.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	Audit Fees. The aggregate fees billed for each of the last two fiscal years for audit and review were approximately $41,000 for 2006 and $41,000 for 2005.

(2)	Audit-Related Fees. The aggregate fees billed for each of last two fiscal years for assurance and related services related to audit or review were $- 0 - for 2006 and $-0- for 2005.

(3)	Tax Fees. No fees were billed for either of the last two fiscal years for compliance, tax advice and tax planning.

(4)	There were no other fees paid to the Company’s outside auditors for either of the last two fiscal years.

(5)	(i)	Before the Company engaged its current auditors to render services to the Company for or relating to the 2006 fiscal year, the engagement was approved by the Company’s Audit Committee.

(ii)
Disclose percentage of services described in each of Items 9(e)(2) through 9(e)(4) of Schedule 14A that were approved by the Audit Committee pursuant to paragraph (c)(7)(ii)(c) of Rule 2-01 of Regulation S-X: - 0 -%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant, Advanced Biotherapy, Inc., has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of April, 2007.

Advanced Biotherapy, Inc. (Registrant)

By:	/s/ Christopher W. Capps
Christopher W. Capps
President and Chief Executive Officer

By:	/s/ Michael G. Bansley
Michael G. Bansley
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Date	Signature	Title

April 12, 2007	/s/ Christopher W. Capps Christopher W. Capps	President and Chief Executive Officer, Director

April 12, 2007	/s/ Michael G. Bansley Michael G. Bansley	Chief Financial Officer (Principal Financial and Accounting Officer)

April 12, 2007	/s/ Joseph A. Bellanti, M.D. Joseph A. Bellanti, M.D.	Director

April 12, 2007	/s/ John R. Capps John R. Capps	Director

April 12, 2007	/s/ Keith A. Gregg Keith A. Gregg	Director

April 12, 2007	/s/ Richard P. Kiphart Richard P. Kiphart	Director

April 12, 2007	/s/ Thomas J. Pernice Thomas J. Pernice	Director

April 12, 2007	/s/ Boris Skurkovich, M.D. Boris Skurkovich, M.D.	Director

April 12, 2007	/s/ David W. Valentine David W. Valentine	Director

ADVANCED BIOTHERAPY, INC.
(A Development Stage Enterprise)
December 31, 2006

Board of Directors
Advanced Biotherapy, Inc.
Chicago, Illinois

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Advanced Biotherapy, Inc. (a development stage enterprise) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from December 2, 1985 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Biotherapy, Inc. as of December 31, 2006 and 2005 and the results of its operations, stockholders’ deficit and its cash flows for the years then ended, and for the period from December 2, 1985 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 31, 2007

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	December 31,	December 31,
	2006	2005

ASSETS

CURRENT ASSETS
Cash	$6,082,344	$22,068
Notes receivable - related party	46,619	46,619
Interest receivable - related party	21,121	18,090
Total Current Assets	6,150,084	86,777

PROPERTY, PLANT AND EQUIPMENT, net	275,003	294,428

OTHER ASSETS
Deferred loan origination fees, net of accumulated amortization	-	7,283
Patents and patents pending, net of accumulated amortization	779,287	883,002
Total Other Assets	779,287	890,285

TOTAL ASSETS	$7,204,374	$1,271,490

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$103,761	$246,776
Accounts payable and accrued expenses - related party	-	182,200
Current portion of term and convertible notes payable	8,099	4,490,485
Total Current Liabilities	111,860	4,919,461

LONG-TERM DEBT
Convertible notes payable, net of current portion	-	1,286,134
Note payable to related parties	-	127,631
Total Long-Term Debt	-	1,413,765

TOTAL LIABILITIES	111,860	6,333,226

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001; 20,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized,
946,561,870 and 54,384,346,shares issued and outstanding, respectively	946,561	54,347
Additional paid-in capital	25,417,862	6,998,563
Stock options and warrants	1,497,171	1,235,551
Deficit accumulated during development stage	(20,769,079)	(13,350,197)
Total Stockholders' Equity (Deficit)	7,092,514	(5,061,736)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,204,374	$1,271,490

The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

			From Inception
			(December 2, 1985)
	Years Ended December 31,		through
	2006	2005	December 31, 2006
REVENUES	$-	$-	89,947

OPERATING EXPENSES
Research and development	9,600	277,617	3,925,134
Promotional fees	-	256	62,570
Professional fees	380,855	181,367	3,341,929
Business development	39,500	81,500	121,000
Consulting, research & development (non-cash)	156,620	549,700	1,388,229
Warrants - scientific advisory board	-	1,900	1,900
Directors' fees	144,200	97,173	443,253
Depreciation and amortization	85,365	100,296	965,771
Administrative salaries and benefits	104,436	249,229	1,482,434
Insurance	-	54,770	324,452
Shareholder relations and transfer fees	9,969	20,092	321,367
Rent	10,200	20,400	361,578
Travel and entertainment	1,383	24,573	332,182
Telephone and communications	2,640	5,799	65,057
Office	1,816	6,451	83,684
General and administrative	85,779	20,337	837,535
Total Operating Expenses	1,032,363	1,691,460	14,058,075

LOSS FROM OPERATIONS	(1,032,363)	(1,691,460)	(13,968,128)

OTHER INCOME (EXPENSES)
Miscellaneous income	-	2,682	27,682
Interest and dividend income	71,078	5,056	242,517
Internal gain on sale of securities	-	-	157,520
Forgiveness of debt	-	145,400	2,192,837
Forgiveness of payables	-		45,396
Loss on disposal of office equipment	-		(2,224)
Loss on impairment or abandonment of patents	(92,500)	(28,823)	(136,174)
Interest expense	(6,365,097)	(591,207)	(9,328,504)
Total Other Income (Expenses)	(6,386,519)	(466,892)	(6,800,950)

LOSS BEFORE INCOME TAXES	(7,418,882)	(2,158,352)	(20,769,078)

INCOME TAXES	-	-	-

NET LOSS	$(7,418,882)	$(2,158,352)	(20,769,079)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.11)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON STOCK
SHARES OUTSTANDING	69,064,621	54,137,820

The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During
			Paid-in	Options and	Development
	Shares	Amount	Capital	Warrants	Stage	Total

Balance, December 31, 2002	43,601,317	$43,600	$3,937,923	$580,027	$(6,592,961)	$(2,031,411)

Contribution of capital by shareholders in
form of foregone interest	-	-	4,230	-	-	4,230

Common stock issued in exchange
for convertible debt at $0.25 per share	788,991	789	196,460	-	-	197,249

Stock issued for cash at an average price of
$0.01 per share from the exercise of options	150,000	150	1,350	-	-	1,500

Stock returned in settlement of notes
and accrued interest receivable	(1,603,789)	(1,604)	(238,964)	-	-	(240,568)

Stock options issued in exchange
for services	-	-	-	34,200	-	34,200

Stock issued for cashless exercise of warrants
at $0.05 per share	151,846	152	7,059	(7,211)	-	-

Net loss for the year ended
December 31, 2003	-	-	-	-	(2,108,440)	(2,108,440)

Balance, December 31, 2003	43,088,365	43,087	3,908,058	607,016	(8,701,401)	(4,143,240)

Contribution of capital by shareholders in
form of foregone interest	-	-	4,480	-	-	4,480

Common stock issued in exchange
for convertible debt at $0.24 per share	10,896,275	10,897	2,654,496	-	-	2,665,393

Stock options issued in exchange
for services	-	-	-	94,500	-	94,500

Stock options and warrants issued in exchange
for services, one third vested	-	-	-	172,200	-	172,200

Stock issued for cashless exercise of warrants
at $0.16 per share	47,917	48	7,752	(7,800)	-	-

Net loss for the year ended
December 31, 2004	-	-	-	-	(2,490,444)	(2,490,444)

Balance, Decemner 31, 2004	54,032,557	54,032	6,574,786	865,916	(11,191,845)	(3,697,111)

Contribution of capital by shareholders in
form of foregone interest	-	-	4,455	-	-	4,455

Common stock issued to Paul Hopper
in exchange for services at $.19 per
share	315,789	315	59,684	-	-	59,999

Stock options issued to directors in
in exchange for services	-	-	-	97,173	-	97,173

Stock options and warrants issued in exchange
for services, one third vested	-	-	-	172,200	-	172,200

Stock options & warrants issued in exchange
for services	-	-	-	459,900	-	459,900

Expiration of stock options	-	-	359,638	(359,638)	-	-
						-
Net loss for the year ended
December 31, 2005	-	-	-	-	(2,158,352)	(2,158,352)

Balance, December 31, 2005	54,348,346	54,347	6,998,563	1,235,551	(13,350,197)	(5,061,736)

Contribution of capital by shareholders in
form of foregone interest	-	-	3,332		-	3,332

Stock options issued to directors in
in exchange for services	-	-	-	144,200		144,200

Stock options and warrants issued in exchange
for services, one third vested	-	-	-	156,620	-	156,620

Common stock issued for cash at $0.015
per share	359,999,998	360,000	5,040,000	-	-	5,400,000

Common stock issued for conversion of debt
and accrued payables at $.015 per share	532,213,526	532,214	7,476,873	-	-	8,009,087

Beneficial conversion cost of converted debt	-	-	5,859,894	-	-	5,859,894
						-
Expiration of stock options	-	-	39,200	(39,200)	-	-
						-
Net loss for the year ended
December 31, 2006	-	-	-	-	(7,418,882)	(7,418,882)

Balance, December 31, 2006	946,561,870	$946,561	$25,417,862	$1,497,171	$(20,769,079)	$7,092,514

The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			From Inception
			(December 2, 1985)
	Years Ended December 31,		through
	2006	2005	December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(7,418,882)	$(2,158,352)	$(20,769,079)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	85,365	100,296	907,883
Loss on disposal of equipment	-	-	2,224
Loss on impairment of patents	92,500	28,823	136,175
Investment income	-	-	(157,520)
Expenses paid through issuance of common stock	274,837	59,999	566,176
Expenses paid through issuance
of common stock warrants and options	300,820	729,273	1,700,282
Accrued interest paid by convertible debt	3,030,858	591,206	5,604,156
Beneficial Conversion	5,859,894		5,859,894
Expenses paid through contribution
of additional paid-in capital	3,332	4,455	68,078
Conveyance of patent in lieu of payable	39,500	-	39,500
Organization costs	-	-	(9,220)
Decrease (increase) in assets:
Deposits and prepaid expenses	-	32,001	-
Interest receivable	(3,031)	(3,030)	(61,689)
Deferred loan origination cost	-	-	(157,295)
Increase (decrease) in liabilities:			-
Accounts payable and accrued expenses	(88,015)	26,769	236,302
Accounts payable and accrued expenses - related parties	-	133,200	241,168
	-
Net cash used in operating activities	2,177,178	(455,360)	(5,792,965)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(858)	(385,339)
Acquisition of patents	(86,942)	(129,051)	(1,291,547)

Net cash used in investing activities	(86,942)	(129,909)	(1,676,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,400,000	-	7,857,254
(Purchase) sale of auctions rate securities	-	300,000	157,520
Proceeds from convertible notes	-	240,000	6,754,000
Proceeds from notes payable	(1,414,500)	-	(1,025,992)
Payments on notes payable	(15,460)	-	(190,587)

Net cash provided by financing activities	3,970,040	540,000	13,552,195

Net increase (decrease) in cash	6,060,276	(45,269)	6,082,344

Cash beginning	22,068	67,337	-

Cash, ending	$6,082,344	$22,068	$6,082,344

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest expense paid	$-	$-	$341,166
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for a loan payable	$1,414,500	$-	$1,627,881
Common stock issued for notes receivable	$-	$-	$246,619
Common stock returned in payment of
notes and interest receivable	$-	$-	$240,568
Common stock issued on cashless exercise of warrants	$156,620	$-	$171,631
Accrued interest paid by convertible debt	$505,203	$-	$2,865,316
Common stock issued for convertible debt	$5,857,830	$-	$4,687,156
Forgiveness of debt	$-	$145,400	$145,400

The accompanying notes are an integral part of these financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE) NOTES TO FINANCIAL STATEMENTS
December 31, 2006

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

The Company has been engaged in the research and development for the treatment of autoimmune diseases in humans, most notably, multiple sclerosis, rheumatoid arthritis, and certain autoimmune skin diseases. The Company’s fiscal year-end is December 31. The Company is a development stage enterprise.

The Company has been in the development stage since its formation in 1985 and has not realized any significant revenues from its planned operations.

For the year ended December 31, 2006, the Company incurred a net loss of $7,418,882 and had an accumulated deficit during the development stage of $20,769,079. For the twelve-month period subsequent to December 31, 2006, the Company anticipates that its minimum operating cash requirements will be approximately $450,000. Management’s goal are to acquire a revenue generating business and to forge a collaborative relationship with a profitable enterprise including, but not limited to a pharmaceutical or biotechnology company.

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

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Recent Accounting Pronouncements

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter “SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations at December 31, 2006.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations at December 31, 2006.

Accounting for Long-Lived Assets

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company has adopted this statement and has made certain adjustments to the carrying value of its assets, specifically patents, at December 31, 2006. See Note 5.

Accounting for Convertible Notes and Securities with Beneficial Conversion Features

Following guidance by EITF 00-27, the Company allocates a portion of proceeds received from convertible notes to the beneficial conversion feature of the debt. The value of the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to stockholders’ equity. The discounts are amortized over the life of the loans. All of the Company’s convertible debentures were initially recorded without a beneficial conversion feature, however, the conversion of these debts at per share amounts lower than the debt agreements, triggered a beneficial conversion feature that was recorded as additional interest. See Note 12.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all bank accounts, certificates of deposit, money market accounts and short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company maintains its cash in several commercial accounts at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at December 31, 2006 the Company’s cash balances exceeded Federal Deposit Insurance Corporation (FDIC) limits by $5,979,634 and at December 31, 2005, the Company did not exceed the FDIC limits. See Note 7.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset. See Note 14.

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation. These reclassifications have resulted in no changes to the Company’s accumulated deficit or net losses presented.

Promotional Fees

Promotional fees are charged to operations in the year incurred. Promotional fees amounted to $0 and $256 for the years ended December 31, 2006 and 2005, respectively.

Research and Development Costs

Costs of research and development are expensed as incurred.

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. No liability has been recorded in the accompanying financial statements, because of the relative immateriality of this obligation. At December 31, 2006 the Company had no employees.

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

Deferred Loan Origination Fees

During the year ended December 31, 2002, the Company entered into convertible subordinated debt, which required the payment of loan origination fees. See Note 12. These loan origination fees, which totaled $7,283, net of accumulated amortization at December 31, 2005, are amortized over the life of the related debt. During the years ended December 31, 2006 and 2005, the

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Company recorded amortization expense related to these fees of $7,283 and $19,036 and respectively.

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

At December 31, 2006 and 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

Diluted earnings (loss) per share is computed by dividing the net income (loss), adjusted for interest expense on convertible debt, by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming conversion of the exercisable stock options (15,845,120 shares), warrants (5,424,228 shares), and convertible debt (539,933 shares). Diluted net loss per share is the same as basic net loss per share as inclusion of the common stock equivalents would be antidilutive.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to thirty-nine years.

The following is a summary of property, equipment and accumulated depreciation at December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Lab equipment	$31,891	19,828	$31,891	$13,450
Office equipment	13,777	12,559	13,777	11,905
Furniture and fixtures	22,539	16,342	22,539	10,918
Clean room	271,786	16,261	271,786	9,292
	$339,993	64,990	$339,993	$45,565

Depreciation expense for the years ended December 31, 2006 and 2005 was $19,425 and $21,532, respectively.

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

NOTE 5 - INTANGIBLE ASSETS

Patents and Patents Pending
Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over seventeen years. Patents prior to 1998 were abandoned in prior years, therefore, an abandonment loss on patents of $14,851 was recognized. Patents in the amount of $92,500 and $28,823, net of amortization, were abandonded in the years ending December 13, 2006 and 2005, respectively, and the abandonment loss has been recognized in the accompanying financial statements. The Company’s patents relate to the treatment of autoimmune diseases.

The following is a summary of the costs of patents and patents pending:

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

		Accumulated	Net
	Cost	Amortization	Amount
Balance, December 31, 2004	$966,389	$(123,888)	$842,503
2005 Activity	131,803	(64,537)	67,266
Abandonment of Patents	(35,000)	8,235	(26,765)
Balance, December 31, 2005	1,063,192	(108,190)	883,002
2006 Activity	86,942	(75,486)	36,924
Abandonment of Patents	(120,000)	34,783	(85,217)
Pending Patent expenses
conveyed in payment of
liability	(39,500)	-	(39,500)
Balance at December 31, 2006	$990,634	$(211,347)	$779,287

The following is a summary of the costs of patents separated into pending and granted:

	2006	2005
Pending Patents	$712,941	$796,948
Granted Patents	277,693	266,244
	$990,634	$1,063,192

NOTE 6 - RELATED PARTY TRANSACTIONS

At December 31, 2006 and 2005, the Company has notes receivable in the aggregate amount of $46,619 from non-officer/director shareholders of the Company in connection with a payment plan for the purchase of Company stock. The notes accrue interest at a rate of 6.5% per annum and mature on December 31, 2007.

The note payable to related parties consists of a loan payable to one of the Company’s directors. The note has no specific due date, is currently uncollateralized, and is non-interest bearing, however, interest is calculated at the applicable federal rate each quarter. The calculated interest of $3,030 and $4,455 was recorded during the year ending December 31, 2006 and 2005, respectively, as interest expense and contributed capital in the accompanying financial statements because the note holder elected to forgive this interest. At December 31, 2006, the balance of the note $127,631 was converted into 8,508,733 shares of common stock at $0.015 per share.

See Note 13 for related party occupancy agreements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE 7 - CONCENTRATIONS

Bank Accounts and investments

The Company maintains cash on deposit in various financial institutions in California and Illinois. The funds in California reflect a balance of $1,263 and are not insured by the FDIC and are considered at risk.

The funds in Illinois reflect a balance of the following accounts:

Regular Checking	$1,446
Money Market	999,862
Certificates of Deposit	5,079,773
Total	$6,081,081

At December 31, 2006, $5,979,634 of these amounts were in excess of FDIC insured limits.

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Information regarding the number of shares issued and consideration received is as follows:

	Common Stock
	Average
	price per			Additional Paid-in
	share	Shares	Amount	Capital
Common stock issued
for cash:
1985	$.50	100,000	$100	$49,900
1986	1.00	639,500	640	678,861
1987	1.00	850,500	850	759,650
1988	1.00	25,000	25	24,975
1993	.25	2,402,000	2,402	475,900
1995	.05	1,000,000	1,000	49,000
1996	.05	520,000	520	25,480
1997	.09	1,800,500	1,801	153,749
1998	.10	305,000	305	30,195
1999	.05	3,158,000	3,158	151,993
2006	.015	359,999,998	360,000	5,040,000
		370,800,498	370,801	7,439,703

Common stock issued
for patents assigned:
1984	.01	550,000	5,500	-
1985, adjustment to
reflect change in
number and par
value of shares
outstanding	-	2,750,000	(2,200)	2,200
		3,300,000	3,300	2,200

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Common stock issued
for acquisitions:
1985	.01	13,333,500	13,334	(41,112)

Common stock issued
for note receivable:
1986	1.00	10,000	10	9,990
2000	.05	4,932,380	4,932	241,687
		4,942,380	4,942	251,677
Common stock
returned in payment
of notes receivable:
2003	.16	(1,603,789)	(1,604)	(238,964)

	Common Stock
	Average			Additional
	price per			Paid-in
	share	Shares	Amount	Capital

Contribution of
additional paid-in
capital:
1991	-	-	-	35,825
1999	-	-	-	28,098
2000	-	-	-	9,735
2001	-	-	-	8,113
2002	-	-	-	5,635
2003	-	-	-	4,230
2004				4,480
2005		-	-	4,455
2006		-	-	3,332
		-	-	103,903

Stock subscriptions:
1999	.05	650,000	650	31,850

Cancellation of
escrowed shares in	.001	(850,000)	(850)	850
1999
Reissued escrowed
shares cancelled in
error:
2001	.001	850,000	850	(850)
		-	-	-

Common stock issued

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

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

Common stock issued
for forgiveness of
accounts payable
(1):
1990	.50	25,000	25	12,475
1996	.05	150,000	150	7,350
2006	.015	10,989,133	10,989	153,845
		11,164,133	11,164	173,670

Common stock issued
in payment of notes
payable (1):
1993	.25	200,000	200	49,800
2000	.05	1,714,995	1,715	84,035
2006	.015	1,568,004	1,568	1,566,436
		3,482,999	3,483	1,700,271

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Common stock issued in payment
of loans payable (1):
2000	.05	2,552,625	2,553	125,078

Common stock issued
for commissions (1):
1993	.001	1,260,000	1,260	-

Common stock issued
for convertible debt:
2001	.25	1,605,346	1,605	399,504
2002	.25	1,147,706	1,147	285,781
2004	.25	788,991	789	196,460
2005	.25	10,896,275	10,897	2,604,747
2006	.015	418,416,459	418,416	5,857,830
		432,854,777	432,801	9,344,322

	Common Stock
	Average
	price per			Additional Paid-in
	share	Shares	Amount	Capital

Expiration of stock
options
2005	-	-	-	210,738
2006	-	-	-	39,200
	-	-	-	249,938
Stock warrants
exercised:
2003 (cashless	.05	151,846	152	7,059
exercise)
2004 (cashless	.16	47,917	48	7,752
exercise)
		199,763	200	14,811
Stock options
exercised:
1997	.01	325,000	325	2,929
2000	.01	350,000	350	3,150
2002	.04	150,000	150	5,850
2003	.01	150,000	150	1,350
		975,000	975	13,279
Total		946,561,870	$946,561	$25,417,862

(1)	Per share amounts determined by information deemed most reliable based on circumstances of each case: trading price at time of issuance or value of services received.

Effective with the merger in September 2000 of Advanced Biotherapy Concepts, Inc. into its wholly owned subsidiary, each issued and outstanding share of Advanced Biotherapy Concepts,

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Inc. common stock was converted automatically into one share of $0.001 par value common stock of Advanced Biotherapy, Inc.

Effective in 2006, the Company amended its articles of incorporation to increase the maximum amount of its authorized common stock to 2,000,000,000 shares with a par value of $0.001.

Stock Bonus Plan

In January 2000, the Company approved a stock bonus plan the purpose of which is to retain personnel of experience and ability in the employ of the Company and to compensate them for their contributions to the growth of the Company, thereby inducing them to continue to make such contributions in the future. During January 2000, the Company issued 9,200,000 shares of common stock under this plan to certain key officers and directors subject to various restrictions. Such stock bonuses were issued at the weighted average price at which the Company had been selling shares of stock out of authorized but yet unissued common stock to third parties during the six months immediately preceding the issuance of the bonus shares, or $0.05 per share. On February 7, 2004, the board of directors unanimously approved the repurchase and cancellation of 1,603,789 of these shares of common stock at the fair market value of $0.16 per share in satisfaction of outstanding notes receivable and accrued interest. At December 31, 2004, a total of 2,403,7829 shares were available under this plan. During 2005, the Company terminated its Stock Bonus Plan. All shares available under the plan are to be available for grant under the Company’s Omnibus Equity Incentive Plan. See Note 10.

2005 Equity Issuances

During the year ended December 31, 2005, the Company issued 315,789 shares of common stock in payment of services totaling $59,999 ($0.19 per share).

2006 Equity Issuances

During the year ended December 31, 2006, the Company sold in private placement 359,999,998 shares of common stock for $.015 per share, or a total of $5,040,000 in cash.

Also during the year, the Company converted a portion of its notes payable, accrued expenses, convertible debt and capitalized interest into shares of common stock. The company converted a total of $8,009,087 of liabilities into 532,213,526 shares of common stock ($0.015 per share). Pursuance to this conversion, the Company recognized $5,859,894 in beneficial conversion costs. See Note 12.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE 9 - PREFERRED STOCK

The Company has authorized 20,000,000 shares of $0.001 par value preferred stock. As of December 31, 2006, the Company has not issued any preferred stock.

NOTE 10 - STOCK OPTIONS AND ISSUANCE COMMITMENTS

Omnibus Equity Incentive Plan

In 2000, the board of directors approved an Omnibus Equity Incentive Plan, which was later approved by the stockholders in December 2001. The purpose of the plan is to promote the long-term success of the Company and the creation of stockholder value by encouraging employees, outside directors and consultants to focus on the achievement of critical long-range objectives. The plan endeavors to attract and maintain such individuals with exceptional qualifications and to link them directly to stockholder interests through increased stock ownership. The plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or non-statutory stock options) and stock appreciation rights (“SAR’s”). The aggregate number of options, SARs, stock units and restricted shares awarded under the plan was initially 4,000,000 common shares plus an annual increase of the lesser of two and one-half percent of the total number of common shares then outstanding or 250,000 common shares. No options were issued under this plan during the twelve months ending December 31, 2006. However, 1,200,000 options vested during the first quarter of 2006, and the resulting expense of $147,600 was recorded in the accompanying statement of operations.

During the year ended December 31, 2006 the board of directors approved the issuance of 7,210,000 options to members of the board of directors. The options were exercisable at the closing stock price on the date of issuance, or $0.03 per share. The options vest immediately and have a term of ten years. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.03; risk free interest rate of 4%; expected life of ten years; and expected volatility of 103% with no dividends expected to be paid. The Company recorded expenses totaling $144,200.

During January, 2004, the Company approved the issuance of stock options to its board of directors to purchase a total of 270,000 shares of the Company’s stock at $0.42 per share for services rendered during the year ended December 31, 2004. The options vest immediately and have a term of ten years. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.10 -$0.20; risk free interest rate of 4% expected life of five to ten years; and expected volatility of 62% to 92% with no dividends expected to be paid. The Company recorded expenses totaling $515,173 ($0.10 per option for the value of these options based upon these Black Scholes assumptions).

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

The following is a summary of the Company's equity compensation plans:

Number of securities
	Number of securities	Weighted-average	remaining available
	to be issued upon	exercise price of	for future issuance
	exercise of	outstanding	under equity
Plan	outstanding options	options	compensation plans
Equity compensation
plan approved by	4,990,000	$0.18	260,000
security holders (1)

(1) Omnibus Equity Incentive Plan

Following is a summary of the status of the options during the years December 31, 2006 and 2005:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at January 1, 2005	6,357,953	$0.17
Granted	5,178,453	0.15
Exercised	-	-
Forfeited	(2,637,953)	(0.14)
Options outstanding at December 31, 2005	8,898,453	$0.16
Granted	7,210,000	0.03
Exercised	-	-
Forfeited/Expired	(263,333)	(0.15)

Options outstanding at December 31, 2006	15,845,120	$0.10
Weighted average fair value of options
granted in 2006		$0.02
Options exercisable at December 31, 2005	15,845120	$0.10

Summarized information about stock options outstanding and exercisable at December 31, 2006 is as follows:

	Outstanding and Exercisable Options
Exercise Price	Number of	Weighted Average	Weighted Average
Range	Shares	Remaining Life	Exercise Price
$0.03 - $0.42	15,845,120	7.88	$0.10

At December 31, 2006, all options granted in prior years have vested.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

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

During 2005, the Company granted warrants to purchase up to 380,000 shares of common stock at an exercise price of $0.10 - $0.20 per share for services. Subject to the terms of such warrants, 260,000 warrants are presently exercisable, and expire February 24, 2015 through August 24, 2015. The remaining 120,000 warrants vest 1/3 each year commencing December 31, 2006, with a value of $4,100 being recorded as an expense each year.

Summarized information about stock warrants outstanding and exercisable at December 31, 2006 is as follows:

	Number of	Weighted Average	Average exercise
	warrants	Remaining Life	price
Outstanding	5,504,227	3.86	$0.16
Exercisable	5,424,228	3.95	$0.16

NOTE 12 - CONVENTIONAL CONVERTIBLE DEBT AND BENEFICIAL CONVERSION

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
December 31, 2006

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

In February, 2004 the Company offered the holders of the remaining $773,000 of unconverted convertible debt an incentive of a reduced conversion price from $0.25 to $0.24 and payment of interest through the maturity date of September 30, 2005, if the holders would convert prior to April 30, 2004. The Company issued 4,558,771 shares for the principal and accrued interest through March 31, 2004, valued at $1,094,105 and 222,404 shares of common stock valued at $53,377 for the additional interest from April to September. Additionally, since the Company changed the conversion price, following SFAS No. 84, the Company recognized a beneficial conversion feature and calculated additional interest equal to the difference in the fair market value on the date of the conversion and the new conversion rate, multiplied by the difference in the shares converted. The Company recorded interest expense totaling $21,882 for this difference.

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
December 31, 2006

warrant to acquire 239,400 shares of common stock at $0.25 per share. The loan was totally amortized at December 31, 2005.

During the year ended December 31, 2004, a total of $8,000 original debt and $1,354 of accrued interest and previously converted interest was converted into 37,416 shares of common stock at $0.25 per share.

In February, 2004 the Company offered the holders of the remaining $773,000 of unconverted convertible debt an incentive of a reduced conversion price from $0.25 to $0.24 and payment of interest through the maturity date of September 30, 2005, if the holders would convert prior to April 30, 2004. The Company issued 4,558,771 shares for the principal and accrued interest through March 31, 2004, valued at $1,094,105 and 222,404 shares of common stock valued at $53,377 for the additional interest from April to September. Additionally, since the Company changed the conversion price, following SFAS No. 84, the Company recognized a beneficial conversion feature and calculated additional interest equal to the difference in the fair market value on the date of the conversion and the new conversion rate, multiplied by the difference in the shares converted. The Company recorded interest expense totaling $21,882 for this difference.

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

This debt is convertible into shares of Company common stock at a conversion price equal to $0.11 and $0.25 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act. In connection with the placement of the debt, the Company paid a related party a loan origination fee of $60,000. Amortization of the loan origination fee for the year ended December 31, 2005 was $53,750.

During the year ended December 31, 2006 the Company offered the holders of the remaining $4,853,216 of unconverted convertible debt and interest an incentive of a reduced conversion price from $0.11 and $0.25 to $0.015 if the holders would convert in August 2006. The Company issued 323,547,734 shares for the principal and accrued interest through August 31, 2006. Additionally, since the Company changed the conversion price, following SFAS No. 84, the Company recognized a beneficial conversion feature and calculated additional interest equal to the difference in the fair market value on the date of the conversion and the new conversion

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

rate, multiplied by the difference in the shares converted. The Company recorded interest expense totaling $4,556,658 for this difference.

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

During the year ended December 31, 2006 the Company offered the holders of the remaining $1,108,038 of unconverted convertible debt and interest an incentive of a reduced conversion price from $0.25 to $0.015 if the holders would convert in August 2006. The Company issued 127,775,467 shares for the principal and accrued interest through August 31, 2006. Additionally, since the Company changed the conversion price, following SFAS No. 84, the Company recognized a beneficial conversion feature and calculated additional interest equal to the difference in the fair market value on the date of the conversion and the new conversion rate, multiplied by the difference in the shares converted. The Company recorded interest expense totaling $2,652,375 for this difference.

2005 Convertible Notes due September 30, 2009

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

This debt is convertible into shares of Company common stock at a conversion price equal to $0.09 and $.105 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act.

During the year ended December 31, 2006 the Company offered the holders of the $275,206 of unconverted convertible debt and interest an incentive of a reduced conversion price from $.09 and $0.105 to $0.015 if the holders would convert in August 2006. The Company issued 18,347,046 shares for the principal and accrued interest through August 31, 2006. Additionally, since the Company changed the conversion price, following SFAS No. 84, the Company

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

recognized a beneficial conversion feature and calculated additional interest equal to the difference in the fair market value on the date of the conversion and the new conversion rate, multiplied by the difference in the shares converted. The Company recorded interest expense totaling $230,418 for this difference.

2006 Convertible Notes due June 30, 2006

In April 2006, the Company sold in a private placement to accredited investors 2006 Subordinated Convertible Pay-in-kind Notes due June 30, 20066 in the principal amount of $38,000 in cash. The interest rate of the 2006 convertible notes is 12% per annum, payable semi-annually in cash or through the issuance of additional 2005 convertible notes.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.07 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act.

In August 2006 the Company offered the holders of the $39,787 of unconverted convertible debt and interest an incentive of a reduced conversion price from $0.07 to $0.015 if the holders would convert in August 2006. The Company issued 2,652,479 shares for the principal and accrued interest through August 31, 2006. Additionally, since the Company changed the conversion price, following SFAS No. 84, the Company calculated additional interest equal to the difference in the fair market value on the date of the conversion and the new conversion rate, multiplied by the difference in the shares converted. The Company recorded interest expense totaling $31,261 for this difference.

Other 2006 Convertible Debt

During 2006, the Company sold in a private placement to an officer Subordinated Convertible Pay-in-kind Notes the principal amount of $1,414,500 in cash. The interest rate of the 2006 convertible notes was 12% per annum.

This debt is convertible into shares of Company common stock at a conversion price equal to $0.015 per share, subject to certain anti-dilution provisions. The Company offered the convertible subordinated debt pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated under the Securities Act.

In August 2006 the Company converted this debt and accrued interest into 90,117,267 shares of common stock, at the same time as all the other debt conversions.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Occupancy Agreements

During the period ended March 31, 2003, the Company entered a verbal agreement to pay approximately $4,000 a month to a firm owned by the Company’s chief executive officer and

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

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

NOTE 14 - INCOME TAXES

The following is a reconciliation of income tax, computed at the federal statutory rate, to the provision for taxes:

	December 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Federal tax (benefit)	$(436,000)	(34)%	$(490,000)	(34)%
California State tax (benefit)	(73,000)	(8)%	(111,000)	(8)%
Illinois State tax (benefit)	(23,000)	(7.3)%	-	-
Valuation allowance	536,000	42%	601,000	42%

	$-	-	$-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax assets at December 31, 2006 and 2005 are as follows:

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

	December 31,	December 31,
	2006	2005
Deferred tax asset:
Net operating loss carryforwards	$4,570,000	$4,040,000
General business credit carryforwards	95,000	95,000
Excess book accumulated amortization	21,000	24,000
	4,686,000	4,159,000
Deferred tax liabilities:
Excess tax accumulated depreciation	3,000	3,000
Total deferred tax asset	4,683,000	4,156,000
Valuation allowance for deferred tax asset	(4,683,000)	(4,156,000)
Net deferred tax asset	$-	$-

At December 31, 2006, the Company has federal net operating loss carryforwards of approximately $10,960,000, which expire in the years 2007 through 2025, state net operating loss carryforwards of approximately $9,780,000, which expire in the years 2011 through 2014, and general business credit carryforwards of approximately $95,000, which expire in the years 2012 through 2023. Not included in the calculation of deferred tax assets are permanent differences of $5,859,938 and temporary differences of $274,328. At December 31, 2006 and 2005, federal net operating losses expired in the amount of approximately $219,832 and $221,164, respectively. A total of approximately $199,262 federal net operating losses is set to expire on December 31, 2006.

The change in the valuation allowance account from December 31, 2005 to December 31, 2006 was $527,000, which is principally due to the change in management’s estimates as well as an increase in the Company’s net operating loss carryforward including expiration of prior years’ net operating losses.

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 2006, the Company reported that Richard P. Kiphart had converted into shares of Company Common Stock all his Company convertible notes and other indebtedness at $0.015 per share, and that he and other investors had purchased an additional $5,400,000 of Company Common Stock at $0.015 per share pursuant to the Share Purchase and Debt Restructure Agreement dated as of August 28, 2006, between the Company and Mr. Kiphart.

In August 2006, the Company paid Edmond F. Buccellato, the Company’s former Chief Executive Officer, an aggregate of 6,522,466 in shares of Company common stock in payment of his accrued but unpaid salary in the sum of $55,500 and payment of the Company’s accounts payable of $42,337 owed to the accounting firm of Buccellato and Finkelstein, of which Mr. Buccellato is a principal. Simon Skurkovich, M.D., former Chairman Emeritus and Director of Research and Development, and current member of the advisory committee of the Company, was paid 14,675,400 in shares of common stock of the Company in payment of accrued but unpaid salary of $147,500, and a note payable in the sum of $127,631. During 2006 the

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Company paid $13,110 to Amy Buccellato for administrative services rendered. Ms. Buccellato is the daughter of the Edmond F. Buccellato, the Company’s former Chief Executive Officer.

During 2006, the Company paid an aggregate $6,800 in rent, payable $1,700 monthly, for the use of office space from Buccellato & Finkelstein, Inc., of which former Chief Executive Officer and Director Edmond F. Buccellato is a shareholder. During 2006, the Company paid to Buccellato

& Finkelstein, Inc., $7,828 in reimbursements for medical and dental insurance for Company employees, including Edmond F. Buccellato and Amy Buccellato.

During the second quarter of 2006, the Company agreed to transfer U.S. Application No. 10/096,127 to Director Keith Gregg in satisfaction of the Company’s obligation to pay certain consulting fees to him.

NOTE 16 - SUBSEQUENT EVENTS

The Board of Directors are currently considering a business development plan which focuses in three specific areas:

A.) Evaluation of possible acquisition candidates

B.) Acquisition of a control or non-control position in a revenue generation company through investment in equity or convertible debt, or an asset acquisition

C.) Licensing agreement with selected pharmaceutical companies seeking opportunities related to our patented scientific approaches.

As of the dated of this report, the Company has not entered into any agreement with a pharmaceutical or biotechnological company, or any such out-licensing arrangements.