Form 10KSB/A
period 2006-12-31
ADVANCED BIOTHERAPY INC
filed 2007-05-14
CIK 791833

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________

Form 10-KSB/A

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

EXPLANATORY NOTE

This Form 10-KSB/A filing amends the Issuer’s Form 10-KSB filed on April 13, 2007 (“Original Filing”) to amend the table entitled “Security Ownership of Certain Beneficial Owners and Management” to include the common stock ownership of Michael P. Krasny, Trustee of the Michael P. Krasny Revocable Trust. All other items in the Original Filing not expressly changed herein shall be as set forth in the Original Filing.

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

Name and Address of Owner	Number of Shares Beneficially Owned	Percentage of Total

Richard P. Kiphart c/o Wm. Blair & Company 222 W. Adams St. Chicago, IL 60606	771,103,400(1)	81.46%

Michael P. Krasny, Trustee of the Michael P. Krasny Revocable Trust c/o Sawdust Investment Management Corp. 1622 Willow Road, Suite 200 Northfield, IL 60093	62,052,200	6.56%

Boris Skurkovich, M.D. 18 Blaisdell Ave. Pawtucket, RI 01860	10,627,264(2)	1.12%

John R. Capps 11830 Olive Blvd. St. Louis, MO 63141	3,333,333	*

Matthew Gooch c/o Wm. Blair & Company 222 West Adams St. Chicago, IL 60606	3,333,333	*

David Valentine 311 S. Wacker Drive, No. 5500 Chicago, IL 60606	3,333,333	*

Christopher W. Capps 141 West Jackson Blvd., Suite 2182 Chicago, IL 60604	2,666,667	*

Thomas J. Pernice 141 W. Jackson Blvd., Suite 2182 Chicago, IL 60604	2,657,443(3)	*

Joseph A. Bellanti, M.D. 6007 Corewood Lane Bethesda MD 20816	855,000(4)	*

Keith Gregg 205 Powell Place Brentwood, TN 37027	850,000(5)	*

All officers and directors as a group (10)	798,759,823 (6)	86.67%

1

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
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant, Advanced Biotherapy, Inc., has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of May, 2007.

Advanced Biotherapy, Inc. (Registrant)

By:	/s/ Christopher W. Capps
Christopher W. Capps President and Chief Executive Officer

By:	/s/ Michael G. Bansley
Michael G. Bansley Chief Financial Officer and Controller

2