Form 10QSB
period 2007-03-31
ADVANCED BIOTHERAPY INC
filed 2007-05-21
CIK 791833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2007
OR
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
☒ YES  ☐NO

As of May 11, 2007, the Registrant had 946,561,870 shares of common stock, $0.001 par value, outstanding.

TABLE OF CONTENTS

ITEM		PAGE

	PART I.

1.	Financial Statements

	a. Balance Sheets - March 31, 2007 (unaudited) and December 31, 2006	1

	c. Statements of Operations -- Three Months Ended March 31, 2007 (unaudited), March 31, 2006 (unaudited), and from Inception through March 31, 2007 (unaudited)	2

	d. Statement of Cash Flows - Three Months Ended March 31, 2007(unaudited), March 31, 2006 (unaudited) and from Inception through March 31, 2007 (unaudited)	3

	e. Condensed Notes to Financial Statements	4

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

3.	Controls and Procedures	10

	PART II.

6.	Exhibits and Reports on Form 8-K	11

PART I

ITEM 1. FINANCIAL STATEMENTS

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	March 31,
	2007	December 31,
	(Unaudited)	2006

ASSETS

CURRENT ASSETS
Cash	$5,982,456	$6,082,344
Notes receivable - related party	46,619	46,619
Interest receivable - related party	21,878	21,121
Total Current Assets	6,050,953	6,150,084

PROPERTY, PLANT AND EQUIPMENT, net	270,480	275,003

OTHER ASSETS
Patents and patents pending, net of accumulated amortization	783,518	779,287
Total Other Assets	783,518	779,287

TOTAL ASSETS	$7,104,951	$7,204,374

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$64,529	$103,761
Accrued interest on term and convertible debt	220	-
Current portion of term and convertible notes payable	8,099	8,099
Total Current Liabilities	72,848	111,860

TOTAL LIABILITIES	72,848	111,860

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001; 20,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized,
946,561,870 shares issued and outstanding	946,561	946,561
Additional paid-in capital	25,417,862	25,417,862
Stock options and warrants	1,497,171	1,497,171
Deficit accumulated during development stage	(20,829,491)	(20,769,080)
Total Stockholders' Deficit	7,032,103	7,092,514

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,104,951	$7,204,374

See accompanying condensed notes to interim financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

			From Inception
			(December 2, 1985)
	Quarter Ended March 31,		through
	2007	2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$89,947

OPERATING EXPENSES
Research and development	-	2,597	3,925,134
Promotional fees	-	-	62,570
Professional fees	86,353	42,418	3,428,282
Business development	-	39,500	121,000
Consulting, research & development (non-cash)	-	151,700	1,388,229
Warrants - scientific advisory board	-	-	1,900
Directors' fees	-	-	443,253
Depreciation and amortization	19,373	26,105	985,144
Administrative salaries and benefits	-	92,196	1,482,434
Insurance	-	-	324,452
Shareholder relations and transfer fees	10,500	3,000	331,867
Rent	-	5,100	361,578
Travel and entertainment	-	35	332,182
Telephone and communications	178	843	65,235
Office	96	1,371	83,780
General and administrative	22,924	4,062	860,460
Total Operating Expenses	139,424	368,927	14,197,500

LOSS FROM OPERATIONS	(139,424)	(368,927)	(14,107,553)

OTHER INCOME (EXPENSES)
Miscellaneous income	-	-	27,682
Interest and dividend income	79,232	938	321,749
Internal gain on sale of securities	-	-	157,520
Forgiveness of debt	-	-	2,192,837
Forgiveness of payables	-	-	45,396
Loss on disposal of office equipment	-	-	(2,224)
Loss on abandonment of patents	-	-	(136,174)
Interest expense	(220)	(166,424)	(9,328,724)
Total Other Income (Expenses)	79,012	(165,486)	(6,721,938)

LOSS BEFORE INCOME TAXES	(60,412)	(534,413)	(20,829,491)

INCOME TAXES	-	-	-

NET LOSS	$(60,412)	$(534,413)	$(20,829,491)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$ nil	$(0.01)

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON STOCK
SHARES OUTSTANDING	946,561,870	54,348,346

See accompanying condensed notes to interim financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			From Inception
			(December 2, 1985)
	Three Months Ended March 31,		through
	2007	2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(60,412)	$(534,413)	$(20,829,491)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	19,373	26,105	927,256
Loss on disposal of equipment	-	-	2,224
Loss on impairment of patents	-	-	136,175
Investment income	-	-	(157,520)
Expenses paid through issuance of common stock	-	-	566,176
Expenses paid through issuance
of common stock warrants and options	-	151,700	1,700,282
Accrued interest paid by convertible debt	-	-	5,604,156
Beneficial Conversion	-	-	5,859,894
Expenses paid through contribution
of additional paid-in capital	-	1,098	68,078
Conveyance of patent in lieu of payable	-	-	39,500
Organization costs	-	-	(9,220)
Decrease (increase) in assets:
Deposits and prepaid expenses	-	-	-
Interest receivable	(757)	(758)	(62,446)
Deferred loan origination cost	-	-	(157,295)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(39,232)	(17,654)	197,070
Accounts payable and accrued expenses - related parties	-	60,301	241,168
Accrued interest	220	165,326	220
Net cash used in operating activities	(80,808)	(148,295)	(5,873,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(385,339)
Acquisition of patents	(19,080)	(14,508)	-
Net cash used in investing activities	(19,080)	(14,508)	(385,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	7,857,254
Internal gain on sale of securities	-	-	157,520
Proceeds from convertible notes	-	-	6,754,000
Proceeds from notes payable	-	150,000	(1,025,992)
Net cash provided by financing activities	-	150,000	13,742,782

Net increase (decrease) in cash	(99,888)	(12,803)	5,982,456

Cash beginning	6,082,344	22,068	-
Cash, ending	$5,982,456	$9,265	$5,982,456

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest expense paid	$-	$-	$341,166
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for a loan payable	$-	$-	$213,381
Common stock issued for notes receivable	$-	$-	$246,619
Common stock returned in payment of
notes and interest receivable	$-	$-	$240,568
Common stock issued on cashless exercise of warrants	$-	$-	$15,011
Accrued interest paid by convertible debt	$-	$-	$2,523,549
Common stock issued for convertible debt	$-	$-	$707,156
Forgiveness of debt	$-	$-	$145,400

See accompanying condensed notes to interim financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2007

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

The Company has been in the development stage since its formation in 1985 and has not realized any significant revenues from its planned operations. Management’s goal is to forge a collaborative relationship with a profitable enterprise including, but not limited to a pharmaceutical or biotechnology company.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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
March 31, 2007

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

Development Stage Activities
The Company has been in the development stage since its formation in 1985 and has not realized any significant revenues from its planned operations. It was primarily engaged in the research and development of the treatment of autoimmune diseases in humans, most notably, multiple sclerosis and rheumatoid arthritis.

Research and Development
Costs of research and development are expensed as incurred.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to thirty-nine years.

The following is a summary of property, equipment and accumulated depreciation at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	Cost	Cost
Lab equipment	$31,891	$31,891
Office equipment	13,777	13,777
Furniture and fixtures	22,539	22,539
Clean room	271,786	271,786
Total assets	339,993	339,993
Less accumulated depreciation	(69,513)	(64,990)
Net fixed assets	$270,480	$275,003

Depreciation expense for the three months ended March 31, 2007 and 2006 were $4,524 and $4,983, respectively.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2007

NOTE 4 - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 20,000,000 shares of non-assessable $0.001 par value preferred stock. As of March 31, 2007, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 2,000,000,000 shares of non-assessable $0.001 par value common stock. Each share of stock is entitled to one vote at the annual shareholders’ meeting. No common stock shares were issued during the three months ended March 31, 2007.

NOTE 5- CONCENTRATIONS

Bank Accounts and investments
The Company maintains cash on deposit in various financial institutions in California and Illinois. The funds in California reflect a balance of $1,281 and are not insured by the FDIC and, at risk on March 31, 2007

The funds in Illinois reflect a balance of the following accounts:

Regular Checking	$(4,508)
Money Market	5,986,964
Total	$5,982,456

At March 31, 2007, $5,882,456 of these amounts were in excess of FDIC insured limits.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. All statements other than statements of historical facts are forward-looking statements, including any statements of the plans and objectives of management for future operations, any statements concerning proposed new product candidates and prospects for regulatory approval, any projections of revenue earnings or other financial items, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," “could,” "expect," "project," "intend," "plan," "believe,” “seek,” “should,” “may,” “assume,” “continue,” or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We caution you that our performance and results could differ materially from what is expressed, implied, or forecast by our forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. Future operating results and the Company’s stock price may be affected by a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1. Business,” and all subsections therein, including, without limitation, the subsection “Factors That May Affect the Company,” and Item 5. the “Market for Registrant's Common Stock and Related Stockholder Matters,” all contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission.

OVERVIEW

The Company had approximately $5,982,456 in cash at March 31, 2007. This amount of cash is projected to be adequate to meet the Company’s projected minimum cash requirements for operations for the next 12-month period ending March 31, 2008, of approximately $350,000 to $400,000, excluding fees and costs for its stockholders rights offering. Currently, the Company’s only source of income is from interest earned on its cash and investments. Based upon the Company’s current business plan, management believes that for the period ending March 31, 2008, the earned interest will be sufficient to fund approximately 55% to 65% of our projected operating expenses including legal fees incurred in maintaining its patents on its intellectual property, but excluding certain fees and costs for its stockholders’ rights offering, and other non-recurring expenses. The Company, however, does not have a source of revenue to continue its operations beyond the currently available funds.

All of the Company’s long-term debt had been converted or paid in full as of October 11, 2006, except for one investor who holds approximately $8,099 principal amount of convertible debt that matured September 2004.

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

We have a history of operating losses and have not generated any revenue. At March 31, 2007, we had an accumulated deficit of $20,829,491. The amount of time required to reach sustained profitability is highly uncertain.

Subject to the acquisition of a revenue-generating business which is one of the objectives of the Company’s business plan for 2007, the Company does not expect to purchase any significant equipment and there are no expected significant changes in the number of the Company’s employees.

RESULTS OF OPERATIONS - Three months ended March 31, 2007 and 2006.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

LIQUIDITY AND CAPITAL RESOURCES.

To date, we have financed our operations through private placements of equity and convertible debt securities. The Company had $5,982,456 in cash at March 31, 2007, and had issued and outstanding 946,561,870 shares of its Common Stock.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO 2006.

For the three months ended March 31, 2007, the Company realized a net loss of $60,412 compared to a net loss of $534,413 for the three months ended March 31, 2006. The Company had decreases in expenses and increases in interest income over the three months ended March 31, 2006, consisting primarily of the following: decreased interest expense of $166,204, decreased consulting, research and development (non-cash) of $151,700, decreased business development of $39,500, decreased administrative salaries and benefits of $93,916, and increased interest and dividend income of $78,294, offset by increased professional fees of $43,395, increased shareholder relations and transfer fees of $7,500, and increased general and administrative expenses of $18,862.

ITEM 3. CONTROLS AND PROCEDURES

In accordance with Item 307 of Regulation S-B promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Form 10-QSB, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. At the time of the preparation and filing of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, the Chief Executive Officer and Chief Financial Officer reviewed the Company’s disclosure controls and procedures and concluded that those disclosure controls and procedures were effective in causing information to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to management of the Company to allow timely decisions regarding the Company’s public disclosures. The Company believes that its internal disclosure controls and procedures continue to be adequate with respect to its status as a development stage company and its past and current business regarding research and development of its patent portfolio.

As of the date of this Form 10-QSB, there have not been any significant changes in the Company’s internal controls or in other factors that could have significantly affected these internal controls subsequent to the date of the Certifying Officers’ evaluation.

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

(b) Reports on Form 8-K

The Registrant filed the following reports on Form 8-K during the quarter ended March 31, 2007:

1. January 12, 2007. The Registrant reported that Advanced Biotherapy, Inc. restated its 2004 and 2005 audited financial statements and its 2006 quarterly unaudited financial statements, and filed an amended Form 10-KSB for the year ended December 31, 2005, and amended Form 10-QSBs for each of the three quarters ended March 31, 2006, June 30, 2006, and September 30, 2006, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized as of May 18, 2007.

Advanced Biotherapy, Inc. (Registrant)

By:	/s/ Christopher W. Capps	By:	/s/ Michael G. Bansley
	Christopher W. Capps		Michael G. Bansley
	President and CEO		Chief Financial Officer and Controller

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.