Form 10QSB
period 2007-06-30
ADVANCED BIOTHERAPY INC
filed 2007-08-13
CIK 791833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2007

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
☒ YES ☐ NO

As of August 6, 2007, the Registrant had 985,803,758 shares of common stock, $0.001 par value, outstanding.

TABLE OF CONTENTS

ITEM			PAGE

		PART I.

1.	Financial Statements

	a.	Balance Sheets - June 30, 2007 (unaudited)
		and December 31, 2006	1

	b.	Statements of Operations -- Three Months Ended June 30, 2007 (unaudited),
		June 30, 2006 (unaudited); Six months ended June 30, 2007 (unaudited), June 30, 2006 (unaudited), and from Inception through June 30, 2007
		(unaudited)	2

	c.	Statement of Cash Flows - Six Months Ended June 30, 2007
		(unaudited), June 30, 2006 (unaudited) and from Inception
		through June 30, 2007 (unaudited)	3

	d.	Condensed Notes to Financial Statements	4

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

3.	Controls and Procedures		9

		PART II.

6.	Exhibits and Reports on Form 8-K		10

PART I

ITEM 1. FINANCIAL STATEMENTS

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET

	June 30,
	2007	December 31,
	(Unaudited)	2006

ASSETS

CURRENT ASSETS
Cash	$5,884,955	$6,082,344
Notes receivable - related party	46,619	46,619
Interest receivable - related party	22,636	21,121
Deposits and prepaid expenses	42,109	-
Total Current Assets	5,996,319	6,150,084

PROPERTY, PLANT AND EQUIPMENT, net	265,944	275,003

OTHER ASSETS
Patents and patents pending, net of accumulated amortization	773,289	779,287
Total Other Assets	773,289	779,287

TOTAL ASSETS	$7,035,552	$7,204,374

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$100,333	$103,761
Accrued interest on term and convertible debt	220	-
Current portion of term and convertible notes payable	8,099	8,099
Total Current Liabilities	108,652	111,860

TOTAL LIABILITIES	108,652	111,860

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001; 20,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized,
946,561,870 shares issued and outstanding	946,561	946,561
Additional paid-in capital	25,417,862	25,417,862
Stock options and warrants	1,497,171	1,497,171
Deficit accumulated during development stage	(20,934,694)	(20,769,080)
Total Stockholders' Deficit	6,926,900	7,092,514

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,035,552	$7,204,374

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

					From Inception
					(December 2, 1985)
	Three Months Ended June 30,		Six Months Ended June 30,		through
	2007	2006	2007	2006	June 30, 2007
	(Unaudited)	(Unaudited)	(unaudited)	(unaudited)	(Unaudited)
					$
REVENUES	$-	$-	-	$-	$89,947

OPERATING EXPENSES
Research and development	-	2,303	-	4,900	3,925,134
Promotional fees	-	-	-	-	62,570
Professional fees	122,388	59,573	208,741	101,991	3,550,670
Business development	-	-	-	39,500	121,000
Consulting, research and development (non-cash)	-	-	-	151,700	1,388,229
Warrants - scientific advisory board	-	-	-	-	1,900
Directors' fees	-	-	-	-	443,253
Depreciation and amortization	19,452	24,067	38,825	50,172	1,004,596
Administrative salaries and benefits	-	11,575	-	103,771	1,482,434
Insurance	-	-	-	-	324,452
Shareholder relations and transfer fees	16,973	3,000	27,473	6,000	348,840
Rent	-	5,100	-	10,200	361,578
Travel and entertainment	-	1,349	-	1,384	332,182
Telephone and communications	-	1,460	178	2,303	65,235
Office	-	371	96	1,742	83,780
General and administrative	22,792	8,190	45,716	12,252	883,251
Total Operating Expenses	181,605	116,988	321,028	485,915	14,379,104

LOSS FROM OPERATIONS	(181,605)	(116,988)	(321,028)	(485,915)	(14,289,157)

OTHER INCOME (EXPENSES)
Miscellaneous income	-	-	-	-	27,682
Interest and dividend income	76,401	916	155,633	1,854	398,150
Internal gain on sale of securities	-	-	-	-	157,520
Forgiveness of debt	-	-	-	-	2,192,837
Forgiveness of payables	-	-	-	-	45,396
Loss on disposal of office equipment	-	-	-	-	(2,224)
Loss on impairment or abandonment of patents	-	(92,500)	-	(92,500)	(136,174)
Interest expense	-	(171,218)	(220)	(337,642)	(9,328,724)
Total Other Income (Expenses)	76,401	(262,802)	155,413	(428,288)	(6,645,537)

LOSS BEFORE INCOME TAXES	(105,204)	(379,790)	(165,615)	(914,203)	(20,934,694)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(105,204)	$(379,790)	(165,615)	$(914,203)	$(20,934,694)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$ nil	$(0.01)	nil	$(0.02)

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON STOCK
SHARES OUTSTANDING	946,561,870	54,348,346	946,561,870	54,348,346

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			From Inception
			(December 2, 1985)
	Six Months Ended June 30,		through
	2007	2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(165,615)	$(914,203)	$(20,934,694)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	38,825	50,172	946,708
Loss on disposal of equipment	-	-	2,224
Loss on impairment of patents	-	92,500	136,175
Investment income	-	-	(157,520)
Expenses paid through issuance of common stock	-	-	566,176
Expenses paid through issuance
of common stock warrants and options	-	151,700	1,700,282
Accrued interest paid by convertible debt	-	354,471	5,604,156
Beneficial conversion			5,859,894
Expenses paid through contribution
of additional paid-in capital	-	2,209	68,078
Conveyance of patent in lieu of payable	-	-	39,500
Organization costs	-	-	(9,220)
Decrease (increase) in assets:
Deposits and prepaid expenses	(42,109)	-	(42,109)
Interest receivable	(1,515)	(1,515)	(63,204)
Deferred loan origination cost	-	-	(157,295)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(3,428)	(56,953)	232,874
Accounts payable and accrued expenses - related parties	-	37,637	241,168
Accrued Interest	220	8,962	220

Net cash used in operating activities	(173,622)	(275,020)	(5,966,587)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(385,339)
Acquisition of patents	(23,767)	(59,101)	(1,315,314)

Net cash used in investing activities	(23,767)	(59,101)	(1,700,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	7,857,254
Internal gain on sale of securities	-	-	157,520
Proceeds from convertible notes	-	-	6,754,000
Proceeds from notes payable	-	333,500	(1,025,992)
Payments on notes payable	-	-	(190,587)

Net cash provided by financing activities	-	333,500	13,552,195

Net increase (decrease) in cash	(197,389)	(621)	5,884,955

Cash beginning	6,082,344	22,068	-

Cash, ending	$5,884,955	$21,447	$5,884,955

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest expense paid	$-	$-	$341,166
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for a loan payable	$-	$-	$3,042,381
Common stock issued for notes receivable	$-	$-	$246,619
Common stock returned in payment of
notes and interest receivable	$-	$-	$240,568
Common stock issued on cashless exercise of warrants	$-	$-	$328,251
Accrued interest paid by convertible debt	$-	$354,471	$3,370,519
Common stock issued for convertible debt	$-	$-	$10,544,986
Forgiveness of debt	$-	$-	$145,400

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2007

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

The Company has been in the development stage since its formation in 1985 and has not realized any significant revenues from its planned operations. Management’s goal is to acquire a revenue generating company and forge a collaborative relationship with a pharmaceutical or biotechnology company.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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
June 30, 2007

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

The following is a summary of property, equipment and accumulated depreciation at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	Cost	Cost
Lab equipment	$31,891	$31,891
Office equipment	13,777	13,777
Furniture and fixtures	22,539	22,539
Clean room	271,786	271,786
Total assets	339,993	339,993
Less accumulated depreciation	(74,049)	(64,990)
Net fixed assets	$265,944	$275,003

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2007

Depreciation expense for the six months ended June 30, 2007 and 2006 were $9,059 and $9,509, respectively.

NOTE 4 - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 20,000,000 shares of non-assessable $0.001 par value preferred stock. As of June 30, 2007, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 2,000,000,000 shares of non-assessable $0.001 par value common stock. Each share of stock is entitled to one vote at the annual shareholders’ meeting. No common stock shares were issued during the six months ended June 30, 2007.

NOTE 5- CONCENTRATIONS

Bank Accounts and investments
The Company maintains cash on deposit in various financial institutions in California and Illinois. The funds in California reflect a balance of $1,281 and are not insured by the FDIC and, at risk on June 30, 2007.

The funds in Illinois reflect a balance of the following accounts:

Regular Checking	$15,034
Money Marke	5,868,640
Total	$5,883,674

At June 30, 2007, $5,783,674 of these amounts were in excess of FDIC insured limits.

NOTE 6- SUBSEQUENT EVENT

Rights Offering
In July 2007, the Company raised approximately $590,000 in a completed rights offering to stockholders of record as of June 5, 2007. The Company’s stockholders exercised their subscription rights to purchase 39,241,888 shares of the Company’s common stock at $0.015 per share, including investors who exercised their oversubscription privileges to purchase 3,099,962 shares at $0.015 per share. The Company paid expenses relating to this offering of approximately $42,000.

Also subsequent to June 30, 2007, the Company repaid the outstanding balance of its notes payable and accrued interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. All statements other than statements of historical facts are forward-looking statements, including any statements of the plans and objectives of management for future operations, any statements concerning proposed new product candidates and prospects for regulatory approval, any projections of revenue earnings or other financial items, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," “could,” "expect," "project," "intend," "plan," "believe,” “seek,” “should,” “may,” “will,” “assume,” “continue,” or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We caution you that our performance and results could differ materially from what is expressed, implied, or forecast by our forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. Future operating results and the Company’s stock price may be affected by a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1. Business,” and all subsections therein, including, without limitation, the subsection “Factors That May Affect the Company,” and Item 5. the “Market for Registrant's Common Stock and Related Stockholder Matters,” all contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission.

OVERVIEW

The Company had $5,884,955 in cash at June 30, 2007. This amount of cash is projected to be adequate to meet the Company’s projected minimum cash requirements for operations for the next 12-month period ending June 30, 2008, of approximately $350,000 to $400,000. Currently, the Company’s only source of income is from interest earned on its cash and investments. Based upon the Company’s current business plan, management believes that for the period ending June 30, 2008, the earned interest will be sufficient to fund approximately 55% to 65% of our projected operating expenses including legal fees incurred in maintaining its patents on its intellectual property, but excluding certain non-recurring expenses. The Company, however, does not have a source of revenue to continue its operations beyond the currently available funds.

At June 30, 2007, the Company had a current liability of $8,099 relating to one outstanding convertible note that matured September 2004, and the Company has arranged to repay the entire sum to the holder.

As previously reported, the Company has ceased all research and development projects and new patent applications. It is expected that the Company’s current position regarding use of its funds for research and development and patent matters will continue during the next 12 months, unless otherwise determined by the Board of Directors.

The Company’s business development plan for 2007 continues to principally focus on the following three specific elements, among other steps:

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

We have a history of operating losses and have not generated any revenue. At June 30, 2007, we had an accumulated deficit of $20,934,694. The amount of time required to reach sustained profitability is highly uncertain.

Subject to the acquisition of a revenue-generating business which is one of the objectives of the Company’s business plan for 2007, the Company does not expect to purchase any significant equipment.

RESULTS OF OPERATIONS -

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

LIQUIDITY AND CAPITAL RESOURCES (SUBSEQUENT EVENT)

To date, we have financed our operations through private placements of equity and convertible debt securities. The Company had $5,884,955 in cash at June 30, 2007, and had issued and outstanding 946,561,870 shares of its Common Stock.

As a result of the Company’s stockholder rights offering, which expired on July 12, 2007, the Company raised approximately $588,000 in cash and its stockholders purchased 39,241,888 shares of Company common stock at $0.015 per share, resulting in 985,803,758 shares of its Common Stock issued and outstanding as of August 6, 2007.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO 2006

For the three months ended June 30, 2007, the Company realized a net loss of $105,204 compared to a net loss of $379,790 for the three months ended June 30, 2006. The Company had decreases in expenses and increases in interest income over the three months ended June 30, 2006, consisting primarily of the following: decreased interest expense of $171,218 decreased administrative salaries and benefits of $11,575, decreased loss on impairment or abandonment of patents of $92,500 and increased interest and dividend income of $75,485, offset by increased professional fees of $62,815, which increase includes fees and costs of the stockholder rights offering, increased shareholder relations and transfer fees of $13,973, which increase includes fees and costs of the stockholder rights offering, and increased general and administrative expenses of $14,602.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO 2006

For the six months ended June 30, 2007, the Company realized a net loss of $165,615 compared to a net loss of $914,203 for the six months ended June 30, 2006. The Company had decreases in expenses over the six months ended June 30, 2007, consisting primarily of the following: decreased interest expense of $337,422, decreased consulting, research and development (non-cash) of $151,700 decreased business development of $39,500, decreased depreciation and amortization of $11,347, decreased administrative salaries and benefits of $103,771, decreased loss on impairment or abandonment of patents of $92,500, and increased interest and dividend income of $153,779, offset by increased professional fees of $106,750, which increase includes fees and costs of the stockholder rights offering, increased shareholder relations and transfer fees of $21,473, which increase includes fees and costs of the stockholder rights offering, and increased general and administrative expenses of $33,464.

ITEM 3. CONTROLS AND PROCEDURES

In accordance with Item 307 of Regulation S-B promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Form 10-QSB, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. At the time of the preparation and filing of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, the Chief Executive Officer and Chief Financial Officer reviewed the Company’s disclosure controls and procedures and concluded that those disclosure controls and procedures were effective in causing information to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to management of the Company to allow timely decisions regarding the Company’s public disclosures. The Company believes that its internal disclosure controls and procedures continue to be adequate with respect to its status as a development stage company.

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

(b) Reports on Form 8-K
The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 2007:

1. May 25, 2007. The Registrant announced that it set June 5, 2007, as the record date for its rights offering to holders of record of the Company’s common stock and that the rights offering would expire on July 12, 2007. The Registrant further announced that it had registered 35,839,000 shares for sale by certain stockholders who, in August 2006, acquired shares of Company common stock upon the conversion or exchange of Company debt.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced Biotherapy, Inc. (Registrant)
By:	/s/ Christopher W. Capps	By:	/s/ Michael G. Bansley
	Christopher W. Capps President and Chief Executive Officer		Michael G. Bansley Chief Financial Officer and Controller

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.