Form 10QSB
period 2007-09-30
ADVANCED BIOTHERAPY INC
filed 2007-11-09
CIK 791833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the period ended September 30, 2007
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
☒ YES  ☐ NO

As of September 30, 2007, the Registrant had 985,803,758 shares of common stock, $0.001 par value, outstanding.

---------------------------------------------------------------------

TABLE OF CONTENTS

ITEM	PAGE

PART I.

1.	Financial Statements
	a.	Balance Sheets - September 30, 2007 (unaudited) and December 31, 2006	1

	c.	Statements of Operations -- Three Months Ended September 30, 2007 (unaudited), September 30, 2006 (unaudited); Nine months ended September 30, 2007 (unaudited), September 30, 2006 (unaudited), and from Inception through September 30, 2007 (unaudited)	2

	d.	Statement of Cash Flows - Nine Months Ended September 30, 2007 (unaudited), September 30, 2006 (unaudited) and from Inception through September 30, 2007 (unaudited)	3

	e.	Condensed Notes to Financial Statements	4

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		8

3.	Controls and Procedures		10

PART II.

6	Exhibits and Reports on Form 8-K		11

PART I

ITEM 1. FINANCIAL STATEMENTS

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
	September 30,
	2007	December 31,
	(unaudited)	2006

ASSETS

CURRENT ASSETS
Cash	$6,408,361	$6,082,344
Deposits and prepaid expenses	272	-
Total Current Assets	6,408,633	6,082,344

PROPERTY, PLANT AND EQUIPMENT, net	261,562	275,003

OTHER ASSETS
Notes receivable - related party	46,619	46,619
Interest receivable - related party	23,393	21,121
Patents and patents pending, net of accumulated amortization	760,535	779,287
Total Other Assets	830,547	847,027

TOTAL ASSETS	$7,500,742	$7,204,374

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$23,424	$103,761
Accounts payable - related party	2,755	-
Current portion of convertible notes payable	-	8,099
Total Current Liabilities	26,179	111,860

Total Liabilities	26,179	111,860

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001; 20,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized,
985,803,758 and 946,561,870 shares issued and outstanding, respectively	985,803	946,561
Additional paid-in capital	27,464,419	26,915,033
Deficit accumulated during development stage	(20,975,659)	(20,769,080)
Total Stockholders' Equity	7,474,563	7,092,514

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,500,742	$7,204,374

See accompanying condensed notes to the interim financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
						From Inception
		Three Months Ended September 30,		Nine Months Ended September 30,		(December 2, 1985) through
		2007	2006	2007	2006	September 30, 2007
		(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES		$-	$-	$-	$-	$89,947

OPERATING EXPENSES
Research and development		-	-	-	4,901	3,925,134
Promotional fees		-	-	-	-	62,570
Professional fees		44,549	152,272	253,290	254,263	3,595,219
Business development		-	-	-	39,500	121,000
Consulting - research and development (non-cash)		-	-	-	-	1,388,229
Warrants - scientific advisory board		-	-	-	-	1,900
Directors' fees		-	144,200	-	144,200	443,253
Depreciation and amortization		19,332	21,977	58,157	72,150	1,023,928
Administrative salaries and benefits		15,055	-	15,055	99,194	1,497,489
Insurance		-	-	-	-	324,452
Shareholder relations and transfer fees		41,236	-	68,709	6,660	390,076
Rent		-	-	-	10,200	361,578
Travel and entertainment		167	-	167	1,302	332,349
Telephone and communications		484	-	662	2,291	65,719
Office		380	-	476	-	84,160
General and administrative		3,898	2,906	49,614	20,910	887,149
Total Operating Expenses		125,101	321,355	446,129	807,271	14,504,205

LOSS FROM OPERATIONS		(125,101)	(321,355)	(446,129)	(807,271)	(14,414,258)

OTHER INCOME (EXPENSES)
Miscellaneous income		-	-	-	-	27,682
Interest and dividend income		84,405	4,042	240,038	5,896	482,555
Internal gain on sale of securities		-	-	-	-	157,520
Forgiveness of debt		-	-	-	-	2,192,837
Forgiveness of payables		-	-	-	-	45,396
Loss on disposal of office equipment		-	-	-	-	(2,224)
Loss on abandonment of patents		-	-	-	(92,500)	(136,174)
Interest expense		(268)	(172,693)	(488)	(510,335)	(9,328,992)
Total Other Income (Expenses)		84,137	(168,651)	239,550	(596,939)	(6,561,400)

LOSS BEFORE INCOME TAXES		(40,963)	(490,006)	(206,578)	(1,404,210)	(20,975,657)

INCOME TAXES		-	-	-	-	-

NET LOSS		$(40,963)	$(490,006)	(206,578)	$(1,404,210)	$(20,975,657)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$	nil	$(0.01)	nil	$(0.02)

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON STOCK
SHARES OUTSTANDING		985,803,758	77,894,385	959,642,499	62,197,026

See accompanying condensed notes to the interim financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
			From Inception
			(December 2, 1985)
	Nine Months Ended September 30,		through September 30,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(206,578)	$(1,404,210)	$(20,975,657)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	58,157	72,150	966,040
Loss on disposal of equipment	-	-	2,224
Loss on impairment of patents	-	92,500	136,175
Investment income	-	-	(157,520)
Expenses paid through issuance of common stock	-	-	566,176
Expenses paid through issuance
of common stock, warrants and options	-	295,900	1,700,282
Accrued interest paid by convertible debt	-	326,471	5,604,156
Beneficial Conversion	-	-	5,859,894
Expenses paid through contribution
of additional paid-in capital	-	3,332	68,078
Conveyance of patent in lieu of payable	-	-	39,500
Organization costs	-	-	(9,220)
Decrease (increase) in assets:
Deposits and prepaid expenses	(272)	-	(61,961)
Interest receivable	(2,273)	(2,273)	(159,568)
Deferred loan origination cost	-	7,283	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(78,462)	(228,755)	157,840
Accounts and notes payable, related parties	879	37,637	242,047
Accrued interest	-	177,932	-

Net cash provided by (used) in operating activities	(228,550)	(622,033)	(6,021,515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(385,339)
Acquisition of patents	(25,962)	(59,102)	(1,317,509)

Net cash used in investing activities	(25,962)	(59,102)	(1,702,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	39,242	-	7,896,496
Internal gain on sale of securities	549,386	-	706,906
Proceeds from convertible notes		-	6,754,000
Proceeds from notes payable	-	1,487,500	(1,025,992)
Payments on notes payable	(8,099)	-	(198,686)

Net cash provided by (used) in financing activities	580,529	1,487,500	14,132,724

Net increase in cash	326,017	806,365	6,408,361

Cash, beginning	6,082,344	22,068	-

Cash, ending	$6,408,361	$828,433	$6,408,361

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest expense paid	$-	$-	$341,166
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for a loan payable	$-	$73,000	$3,042,381
Common stock issued for notes receivable	$-	$-	$246,619
Common stock returned in payment of
notes and interest receivable	$-	$-	$240,568
Common stock issued on cashless exercise of warrants	$-	$112,500	$328,251
Accrued interest paid by convertible debt	$-	$-	$3,370,519
Common stock issued for convertible debt	$-	$397,432	$10,544,986
Forgiveness of debt	$-	$-	$145,400

See accompanying condensed notes to the interim financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 - LIMITED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This limited summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company’s financial statements are prepared using the accrual method of accounting.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees
Statement of Financial Accounting Standards No. 123(R), “Share Based Payment”, defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

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

The following is a summary of property, equipment and accumulated depreciation at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	Cost	Cost
Lab equipment	$31,891	$31,891
Office equipment	13,777	13,777
Furniture and fixtures	22,539	22,539
Clean room	271,786	271,786
Total assets	339,993	339,993
Less accumulated depreciation	(78,431)	(64,990)
Net fixed assets	$261,562	$275,003

Depreciation expense for the nine months ended September 30, 2007 and 2006 were $13,441 and $14,467, respectively.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 4 - INTANGIBLE ASSETS

Patents and Patents Pending
Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over seventeen years. Patents prior to 1998 were abandoned in prior years; therefore, an abandonment loss on patents of $14,851 was recognized. Patents in the amount of $92,500 and $28,823, net of amortization, were abandoned in the years ending December 13, 2006 and 2005, respectively, and the abandonment loss has been recognized in the accompanying financial statements. The Company’s patents relate to the treatment of autoimmune diseases.

The following is a summary of the costs of patents and patents pending:

	Accumulated		Net
	Cost	Amortization	Amount
Balance, December 31, 2005	1,063,192	(170,644)	892,548
2006 Activity	86,942	(75,486)	11,456
Abandonment of Patents	(120,000)	34,783	(85,217)

Pending Patent expenses conveyed in payment of liability	(39,500)	-	(39,500)
Balance at December 31, 2006	990,634	(211,347)	779,287
2007 Activity	25,964	(44,716)	(18,752)
Balance at September 30, 2007	$1,016,598	$(256,063)	$760,535

The following is a summary of the costs of patents separated into pending and granted:

	2007	2006
Pending Patents	$734,647	$712,941
Granted Patents	281,952	277,693
	$1,016,598	$990,634

NOTE 5 - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 20,000,000 shares of non-assessable $0.001 par value preferred stock. As of September 30, 2007, the Company has not issued any preferred stock.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Common Stock
The Company is authorized to issue 2,000,000,000 shares of non-assessable $0.001 par value common stock. Each share of stock is entitled to one vote at the annual shareholders’ meeting.
As a result of the rights offering in July 2007, 39,251,888 shares of common stock were purchased at $0.015 per share.

Stock Options
An adjustment was made in the amount of $39,200 to the beginning balance of Stock Options to reverse a transaction that was inadvertently counted twice in 2006. The offsetting entry was to Additional Paid in Capital, therefore there was no effect to net income.

NOTE 6- CONCENTRATIONS

Bank Accounts and Investments
The Company maintains cash on deposit in Illinois. The Company no longer maintains any deposits in California, and as of September 30, 2007, all of the deposits are insured by the FDIC.

The funds in Illinois reflect a balance of the following accounts:

Regular Checking	$59,907
Money Market	6,348,454
Total	$6,408,361

At September 30, 2007, $6,308,361 of these amounts were in excess of FDIC insured limits.

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

OVERVIEW

The Company had $6,408,631 in cash at September 30, 2007. This amount of cash is projected to be adequate to meet the Company’s projected minimum cash requirements for operations for the next 12-month period ending September 30, 2008, of approximately $350,000 to $400,000. Currently, the Company’s only source of income is from interest earned on its cash and investments. Based upon the Company’s current business plan, management believes that for the period ending September 30, 2008, the earned interest will be sufficient to fund approximately 55% to 65% of our projected operating expenses including legal fees incurred in maintaining its patents on its intellectual property, but excluding certain non-recurring expenses. The Company, however, does not have a source of revenue to continue its operations beyond the currently available funds.

At June 30, 2007, the Company had a current liability of $8,099 relating to one outstanding convertible note that matured September 2004. In the third quarter 2007, this note was paid in full.

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

We have a history of operating losses and have not generated any revenue. At September 30, 2007, we had an accumulated deficit of $20,975,659. The amount of time required to reach sustained profitability is highly uncertain.

Subject to the acquisition of a revenue-generating business which is one of the objectives of the Company’s business plan for 2007, the Company does not expect to purchase any significant equipment.

RESULTS OF OPERATIONS -

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations through private placements of equity and convertible debt securities. The Company had $ 6,408,361 in cash at September 30, 2007, and had issued and outstanding 985,803,758 shares of its Common Stock.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO 2006

For the three months ended September 30, 2007, the Company realized a net loss of $40,963 compared to a net loss of $490,006 for the three months ended September 30, 2006. The Company had decreases in expenses and increases in interest income over the three months ended September 30, 2006, consisting primarily of the following: decreased interest expense of $172,425, decreased directors fees of $144,200 and increased interest and dividend income of $80,363, offset by increased transfer agent fees $41,236, which increase includes fees and costs of the stockholder rights offering, an increase in administrative salaries of $15,055, and increased general and administrative expenses of $992.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO 2006

For the nine months ended September 30, 2007, the Company realized a net loss of $206,578 compared to a net loss of $1,404,210 for the nine months ended September 30, 2006. The Company had decreases in expenses over the nine months ended September 30, 2007, consisting primarily of the following: decreased interest expense of $509,847, decreased research and development of $4,901, decreased directors fees of $144,200, decreased business development of $39,500, decreased depreciation and amortization of $13,993, decreased administrative salaries and benefits of $84,139, decreased loss on impairment or abandonment of patents of $92,500, and increased interest and dividend income of $234,142, offset by increased transfer agent fees $62,049, which increase includes fees and costs of the stockholder rights offering, and increased general and administrative expenses of $28,704.

ITEM 3. CONTROLS AND PROCEDURES

In accordance with Item 307 of Regulation S-B promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Form 10-QSB, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. At the time of the preparation and filing of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, the Chief Executive Officer and Chief Financial Officer reviewed the Company’s disclosure controls and procedures and concluded that those disclosure controls and procedures were effective in causing information to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to management of the Company to allow timely decisions regarding the Company’s public disclosures. The Company believes that its internal disclosure controls and procedures continue to be adequate with respect to its status as a development stage company.

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

(b) Reports on Form 8-K

The Registrant filed the following reports on Form 8-K during the quarter ended September 30, 2007:

1.  July 23, 2007. The Registrant announced the results of its rights offering to stockholders of record as of June 5, 2007.

2.  August 28, 2007. The Registrant announced the appointment of John L. Drew as the new Chief Financial Officer as of August 24, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced Biotherapy, Inc. (Registrant)

By:	/s/ Christopher W. Capps	By:	/s/ John L. Drew

	Christopher W. Capps President and Chief Executive Officer		John L. Drew Chief Financial Officer and Controller

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.