Form 10KSB
period 2007-12-31
ADVANCED BIOTHERAPY INC
filed 2008-03-31
CIK 791833

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________

Form 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934

Commission file number 0-26323
___________________________________________________

Advanced Biotherapy, Inc.
(Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	51-0402415 (IRS Employer Identification No.)
227 West Monroe Suite 3900 Chicago, IL 60606
(Address of principal executive offices, including zip code.)

(Registrant’s telephone number, including area code)
(312) 701-0793

Securities registered pursuant to Section 12 (b) of the Act
None

Securities registered pursuant to Section 12 (g) of the Act
Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. ☐

State Issuer’s revenues for its most recent fiscal year.

December 31, 2007:   $ 0.00

The aggregate market value of Registrant’s common stock held by non-affiliates computed by reference to the closing price of such stock on March 12, 2008 was $1,880,164, which market value excludes 996,697,955 shares of common stock held by directors, executive officers and stockholders whose beneficial ownership exceeds ten percent (10%) of the shares outstanding on March 12, 2008.

As of March 12, 2008, the Registrant had outstanding 1,167,621,940 shares of common stock.

Documents Incorporated by Reference: None.

ITEM 1. BUSINESS

GENERAL INTRODUCTION

Advanced Biotherapy, Inc. is a corporation organized and existing under the laws of the State of Delaware, headquartered in Chicago, Illinois.

Prior to its debt restructure and equity placement in 2006, the Company focused on the development of biologic therapeutic antibodies for treating a range of autoimmune diseases based on an anti-cytokine platform technology. Our activities consisted primarily of research, development and non-United States investigational human clinical trials. Such development stage activities have resulted in an accumulated deficit of $22,123,452 at December 31, 2007. Based upon our historical activities, we are a development stage biotechnology company holding patents based on the anti cytokine platform. Management currently does not plan to continue the Company’s research and development projects or to pursue new patent applications (See the section captioned “BUSINESS OBJECTIVES” below.) Based upon management’s current business plans and since the Company has not achieved its historical plans to license its patents, management has determined to recognize a loss on impairment of its patents of $745,640 for the year ended December 31, 2007.

As part of management’s business objectives to invest in a non-control position in a revenue generating company, on December 18, 2007, the Company and Organic Farm Marketing, LLC (“OFM”), a Wisconsin limited liability company, entered into an agreement (“OFM Agreement”). Pursuant to the OFM Agreement, the Company arranged for The Northern Trust Company of Chicago, Illinois (“Bank”) to issue a $1.0 million irrevocable letter of credit (“Letter of Credit”) for the benefit of the Wisconsin Department of Agriculture, Trade and Consumer Protection (“Wisconsin Department”), the designee of OFM. The Letter of Credit is required by the Wisconsin Department so that OFM may distribute certain dairy products in the State of Wisconsin. As collateral for repayment of funds advanced under the Letter of Credit, the Company entered into a pledge agreement pursuant to which it granted the Bank a security interest in a certificate of deposit account maintained by the Company at the Bank. OFM’s obligations to reimburse the Company for payments, if any, made by the Company to the Bank pursuant to the pledge agreement are evidenced by a promissory note (“OFM Note”) and a reimbursement agreement (“Reimbursement Agreement”) secured by OFM’s assets. OFM agreed to pay a cash fee of $50,000 and issue to the Company 5,000 units of OFM as payment for obtaining the Letter of Credit.

In accordance with the OFM Agreement, the Company also loaned to OFM the sum of $800,000 (“Working Capital Loan”) to be used for working capital and to repurchase a member’s interest in OFM. OFM issued to the Company a convertible note (“Convertible Note”) in the principal amount of $800,000, which bears interest at 10% per annum, payable quarterly. The Convertible Note has a stated maturity date of May 17, 2009, subject to acceleration upon default by OFM. Commencing June 18, 2008, the Convertible Note is convertible into OFM units at the conversion rate of $10.00 per unit. The Working Capital Loan is secured by all of OFM’s assets.

Since the end of our recent fiscal year, the Company made a loan to generate additional interest income. On March 12, 2008, the Company and Richard P. Kiphart, Chairman of the Board of the Company, agreed to provide Lime Energy, Inc. (“LEC”) (NASDAQ:LIME), a developer, manufacturer and integrator of energy saving technologies, with a $3 million revolving line of credit, for which the Company and Mr. Kiphart each will be responsible to fund up to $1.5 million. The Company and Mr. Kiphart will fund the line of credit and receive principal and interest payments on a pro-rata basis.

The LEC note matures on March 31, 2009, and bears interest at 17% per annum payable quarterly, with 12% payable in cash and the remaining 5% to be capitalized and added to the principal balance of the note. The note also provides for payment quarterly of an unused funds fee of 4% per annum, as well as a fee payable upon termination of the facility prior to its scheduled maturity. LEC may borrow any amount during the term of the note, so long as it is not in default at the time of the advance.

The description of the OFM Agreement and related agreements, as well as the LEC revolving line of credit note and related agreements, are not intended to be complete and are qualified in their entirety by the complete text of such agreements which have been previously filed by us as exhibits (Exhibits 10.19 through 10.28 inclusive) and are incorporated by reference herein.

With respect to our past research and development activities, our autoimmune disease technology focused on an anti-cytokine platform. The Company’s primary cytokine target had been interferon-gamma. Cytokines are soluble components of the immune system that are largely responsible for regulating the immune response. When overproduced, as in certain autoimmune diseases, interferons and cytokines can lead to immune system disturbance and inflammation resulting in localized tissue damage and pathology seen in autoimmune diseases (ADs). The Company has not achieved its plans to enter into out-licensing agreements with pharmaceutical companies that would use the Company’s patents to develop biologic drugs designed to reduce the levels of certain cytokines that may effectively treat a range of autoimmune diseases.

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

On December 25, 2001, the Company was issued United States Patent No. 6,333,032 for the use of interferon-gamma antibodies as a monotherapy to treat five diseases of autoimmune etiology: Multiple Sclerosis, Rheumatoid Arthritis, Juvenile Rheumatoid Arthritis, Psoriatic Arthritis and Ankylosing Spondylitis. The Company’s patented treatment also uses various methods to neutralize or block specific combinations of cytokines and their receptors. In addition, the Company was issued United States Patent No. 6,534,059, issued March 18, 2003, covering the use of interferon gamma antibodies for treatment of corneal transplant rejection. On March 8, 2005, the Company was issued United States Patent No. 6,863,890 for use of antibodies to Tumor Necrosis Factor-alpha (TNF-a), Interferon-Gamma (IFN-g) and Interferon-alpha (IFN-a) for the treatment of AIDS. On March 1, 2005, the Company was issued United States Patent No. 6,861,056 for use of antibodies to IFN-g and standard therapy for treatment of uveitis. The Company also has been issued United States Patent Nos. 5,626,843, 5,888,511, 6,846,486, 7,115,263 and 7,232,568, and Australia Patent Nos. 730498 and 2002318175. The Company has also been issued Europe Patent No. 1401496, which is validated in Great Britain and Italy, and HK1063601. European Application No. 97953584.6 has been allowed and will be validated in Great Britain, Germany and France. In addition, the Company has three United States utility patents pending filed between August 11, 2005, and October 2, 2006. The Company also has two applications pending in Canada, as well as a pending application in each of Europe and Japan. The Company intends to maintain its patents with plans to sell or license them and such maintenance costs for the year ending December 31, 2008 are expected to be nominal.

The ultimate degree of patent protection that will be afforded to biotechnology products and processes, including ours, in the United States and other markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. There is no certainty that our existing patents will afford us commercial benefit.

The Company’s development stage products would require regulatory approval from the United States Food and Drug Administration (“FDA”) prior to marketing of such products. The Company is not sufficiently funded to allow it to complete the product development process, obtain FDA approval, or market its products, nor does management plan to pursue such product development. The Company plans to consider opportunities to sell its patents and/or license its patents to a company that would provide the funding necessary for obtaining FDA approval. However, there can be no assurance that the Company will enter into any such sale arrangements, or if a license were to be granted, that the licensee would obtain the appropriate regulatory approvals, or develop, market, or distribute commercially viable products.

Currently, the Company’s only source of income is from interest earned on its cash and investments. (See the section captioned “BUSINESS OBJECTIVES” below.)

BUSINESS OBJECTIVES

The Company had approximately $7,620,000 in cash and investments at December 31, 2007. This amount of cash is adequate to meet the Company’s projected cash requirements for full operations for the next 12 months. Based upon the Company’s current business plan, management believes that for the period ending December 31, 2008, the earned interest on the Company’s cash and investments will be sufficient to fund approximately 45% to 55% of its ordinary operating expenses. The Company does not have a source of revenue to continue its operations beyond the current available investments and cash.

The Company’s business development plan for 2008 principally focuses on the following three specific elements:

1.	Evaluation of possible acquisition candidates;

2.
Acquisition of a control or non-control position in one or more revenue generating companies or development stage companies, through investment in equity or convertible debt, or an asset acquisition or other financing; and

3.	Sale of our patents and/or licensing agreements with companies seeking opportunities related to our patents.

As of the date hereof, the Company has not entered into any agreement to acquire a revenue generating company, nor has it entered into any agreement for the sale or license of its patents.

TECHNICAL BACKGROUND, CLINICAL STUDIES AND GOVERNMENT REGULATION

The Company’s main biotechnology platform involved the use of antibodies directed against certain selected cytokines. An antibody is a protein secreted by cells in the blood and is part of the body’s natural defense system against foreign invaders such as viruses, bacteria, or other foreign substances. Antibodies selectively bind to their targets, producing such effects as the neutralization of toxins and the marshaling of the immune system against infectious microorganisms and certain other cells. The Company’s development-stage antibody treatment removed or neutralized specific interferons (IFNs) and other cytokines. These are soluble components of the immune system that are largely responsible for regulating the immune response and inflammation. During certain autoimmune diseases (ADs), such as rheumatoid arthritis, multiple sclerosis, type I diabetes and psoriasis, certain IFNs and other cytokines are overproduced by the body, disturbing immune system regulation. It is now generally agreed that this loss of homeostasis contributes significantly to the localized damage to organs and tissues characteristic of AD.

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

The cytokine cascade is extremely complex and it appears that the overproduction of certain pro-inflammatory cytokines, particularly IFN-gamma and TNF-alpha, underlies the pathology of AD. The Company’s research and development had been conceptually based on the postulate that in certain autoimmune conditions, a global effect may be achieved by removing or reducing one of more of the agents in the cascade.

Both TNF-alpha and IFN-gamma work in synthesis to induce HLA class II antigens in a variety of cell types. Induction of these antigens is thought to be associated with autoimmune pathology. The induction of activated T-cells requires that these specific HLA class II antigens be expressed, and this induction is a component of the resulting tissue destruction and inflammation in autoimmune disorders. The Company’s investigational clinical trials indicated that IFN-gamma is responsible for the activation of killer T-cells that produce many inflammatory cytokines. These clinical trials, sponsored in Russia, indicated that reduction of IFN-gamma or TNF-alpha would, therefore, be expected to inhibit activation of killer T-cells and, therefore, reduce or inhibit the autoimmune reaction.

The Company conducted clinical studies in Russia on the use of the anti-cytokine therapy using primarily antibodies to IFN-gamma on 62 patients with rheumatoid arthritis and 5 with psoriatic arthritis, and 83 patients with multiple sclerosis, 13 patients experiencing corneal transplant rejection and other patients with various autoimmune skin diseases as well as a group of children diagnosed with juvenile rheumatoid arthritis-associated uveitis. During 2004, the Company sponsored a Phase I FDA approved clinical trial at the Georgetown University Medical Center. The study, which terminated, was designed to investigate the clinical effect of treating AIDS patients who have become resistant to highly active anti-retroviral therapy, with an inhibitor to TNF alpha.

The Company’s therapeutic approach based on an anti-cytokine platform technology is subject to extensive federal, state, and local laws and regulations. In order to comply with the federal FDA regulations regarding the manufacture and marketing of such products, the Company would incur substantial costs relating to laboratory and clinical testing of new products required by the FDA. The Company does not plan to use its capital or raise additional capital for such costs. The Company does not plan to pursue the FDA approval necessary to commercially market its developmental products.

The Company’s clinical trials were at a very early stage and the Company did not receive approval from the FDA or any other governmental agency for the manufacturing or marketing of any products under development. With respect to patented products or technologies, delays imposed or projected by the governmental approval process may materially reduce the period during which any purchaser or licensee of the Company ’s patents, if any, would have the exclusive right to exploit them, adversely impacting the potential income that the Company would realize, if any.

TERMINATION OF RESEARCH AND DEVELOPMENT ACTIVITIES

The Company has ceased its research and development projects, and the Company has no current plans to recommence those operations. The amount spent on research and development (including consulting (non-cash) expenses) by the Company for the fiscal years ended December 31, 2007, 2006 and 2005 was $0.00, $166,220 and $827,317, respectively.

DEPENDENCE UPON KEY PERSONNEL

The Company relies on the services and expertise of its officers and directors. The business plan and future success of the Company would likely be adversely affected in the event that Richard P. Kiphart or any of our executive officers were incapacitated or the Company otherwise loses their services.

FORWARD-LOOKING STATEMENTS

This Annual Report and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. All statements other than statements of historical facts are forward-looking statements, including any statements of the plans and objectives of management for future operations, projections of revenue earnings or other financial items, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Some of these forward-looking statements may be identified by the use of words in the statements such as “anticipate,” “estimate,” “could,” “would,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “should,” “may,” “assume,” “continue,” variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We caution you that our performance and results could differ materially from what is expressed, implied, or forecast by our forward-looking statements due to general financial, economic, regulatory and political conditions affecting the economy and markets, as well as more specific risks and uncertainties affecting the Company. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. Future operating results and the Company’s stock price may be affected by a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “ITEM 1. BUSINESS,” and all subsections therein, including, without limitation, the subsection entitled, “FACTORS THAT MAY AFFECT THE COMPANY,” and the section entitled “MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS,” all contained in this Annual Report on Form 10-KSB. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT THE COMPANY

The Company operates in an environment that involves a number of risk factors, many of which are beyond the Company’s control. The following discussion highlights some of these risks, uncertainties and assumptions that could affect the outcome of the forward-looking statements in this Annual Report, and other risks are discussed elsewhere in this Annual Report. Other unanticipated occurrences besides those listed in this Annual Report could also adversely affect us.

We have a history of operating losses and have a need for additional revenue sources. For the fiscal year ended December 31, 2007, we realized a net loss of $1,354,371. At December 31, 2007, we had an accumulated deficit of $22,123,452. Currently, the Company’s only source of income is from interest earned on its cash and investments. Based upon the Company’s current business plan, management believes that for the period ending December 31, 2008, the earned interest will be sufficient to fund approximately 45% to 55% of projected operating expenses including legal and accounting fees required to operate as a public company.

Our loans to Organic Farm Marketing, LLC and Lime Energy, Inc. may not generate the rate of return agreed upon, and there is risk associated with such loans. The return on our loans to Organic Farm Marketing, LLC and loan to Lime Energy, Inc. is subject to the efforts of third parties and we cannot guarantee that interest on our convertible note and revolving line of credit will be timely paid or paid in full, if and when paid. We also can make no assurances that we will be repaid the principal amount that we loaned to those companies.

Research and development activities, including future clinical trials, are inherently uncertain and any acquirer or licensee of our patents may be unable to obtain or maintain regulatory approval for any products. Preclinical testing and clinical trials must demonstrate that a product candidate is safe and efficacious. The results from preclinical testing and early clinical trials such as those conducted by the Company may not be predictive of results obtained in subsequent clinical trials. A number of companies in the biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. We cannot be sure that any purchaser or licensee of our patents would be permitted by regulatory authorities to undertake clinical trials for any of our anti-cytokine platform technology, or that if such trials were to be conducted, any product candidates would prove to be safe and efficacious or would receive regulatory approvals.

If we are unable or unwilling to protect our patents, we may not be able to sell or license our patents successfully. We have nine issued United States patents, two patents issued in Australia and one patent issued in Europe. No assurance can be given that any patents issued to us will not be challenged, invalidated, or circumvented. Litigation, which could result in substantial cost to us if we were to pursue it, may also be necessary to enforce any patents issued to us and/or determine the scope and validity of other parties’ proprietary rights.

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

Our stock price may be affected by numerous factors, many of which are beyond our control such as:

•	our business development plan
•	acquisition of a revenue generating business
•	operational results and cash flow of a revenue generating business
•	cash flow and operational results of the companies in which we make a non-control investment or to which we make a loan
•	material public announcements
•	developments or disputes as to our patent or other proprietary rights.
•	market reaction to announcements by other biotechnology or pharmaceutical companies
•	initiation, termination or modification of agreements with a potential purchaser or licensee of our patents
•	general market conditions

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

Richard P. Kiphart and certain other stockholders hold a significant number of shares of our common stock. Sales by one or more of these stockholders could cause significant fluctuation in our stock price. In the future, we may determine to raise capital through offerings of our common stock, securities convertible into our common stock or rights to acquire these securities or our common stock. In any case, the result could ultimately be dilutive to our common stock by increasing the number of shares outstanding. We cannot predict the effect this dilution may have on the price of our common stock. Certain other stockholders may sell shares of our common stock under Rule 144 under the Securities Act, depending on their holding period and subject to significant restrictions in the case of shares held by persons deemed to be our affiliates.

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

Our stockholders likely will incur dilution as a result of actions recently approved by our Board of Directors regarding our common stock. Our Board of Directors approved in 2007 an amendment to our Certificate of Incorporation (“Amendment”) that would increase our authorized shares of common stock from two billion (2,000,000,000) shares to two billion five hundred million (2,500,000,000) shares, and approved the adoption of our 2007 Omnibus Equity Incentive Plan (“2007 Equity Plan”) for directors, employees and consultants under which 100,000,000 shares of common stock has been reserved. Options to purchase 76,000,000 shares of common stock have been granted under the 2007 Equity Plan. No shares of stock have been awarded under the 2007 Equity Plan. Both the Amendment and the 2007 Equity Plan are subject to stockholder approval, which the Company intends to seek during the quarter ending June 30, 2008. As the beneficial owner of approximately 82% of our outstanding common stock, Richard P. Kiphart can cause to be approved all matters requiring approval by our stockholders, including the approval of the Amendment and the 2007 Option Plan.

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

EXECUTIVE OFFICES

Our executive offices are located at 227 West Monroe, Suite 3900, Chicago, Illinois 60606, and our telephone number is (312) 701-0793.

ITEM 2. DESCRIPTION OF PROPERTY

During 2007, the Company paid no rent for the use of approximately 3,500 square feet of commercial building space of a firm, New Horizons Diagnostics that is partially owned by former director Lawrence Loomis. In addition, during 2007, the Company paid no rent for the use of a portion of office space in Chicago, Illinois leased in the name of Augustine Capital Management. No formal agreement memorializes this month-to-month arrangement.

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

The Company did not hold its annual meeting of stockholders for 2007 for financial reasons.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is quoted on the Over-The-Counter Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “ADVB.” The table below shows the high and low bid quotations of the Company’s Common Stock during each of the four quarters of the 2007 and 2006 calendar years, and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotation information has been obtained from Commodity Systems, Inc., available through Yahoo! Finance.

2007 Fiscal Quarter Ended:	High Bid	Low Bid
March 31 June 30 September 30 December 31	$0.06 $0.08 $0.03 $0.02	$0.03 $0.02 $0.02 $0.01

2006 Fiscal Quarter Ended:	High Bid	Low Bid
March 31	$0.16	$0.07
June 30	$0.09	$0.03
September 30	$0.10	$0.02
December 31	$0.14	$0.04

As of March 12, 2008, the Company had approximately 1385 holders of record of its Common Stock. This number does not include those beneficial owners whose securities are held by brokers or in street name. The total number of record and beneficial stockholders is estimated to be more than 3300.

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

Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. See “ITEM 1. BUSINESS – FORWARD-LOOKING STATEMENTS” for a more detailed discussion and disclaimer about our forward-looking statements. Investors are cautioned that forward-looking statements made by the Company, including those made in this Annual Report, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Reference is made in particular to forward-looking statements regarding product development, capital sources, plan of operations and expenses. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. Future operating results and the Company’s stock price may be affected by a number of factors. See “ITEM 1. BUSINESS – FACTORS THAT MAY AFFECT THE COMPANY.”

OVERVIEW

The Company had approximately $7,620,000 in cash at December 31, 2007. This amount of cash is projected to be adequate to meet the Company’s projected minimum cash requirements for operations for the next 12-month period ending December 31, 2008, of approximately $450,000. Currently, the Company’s only source of income is from interest earned on its cash and investments. Based upon the Company’s current business plan, management believes that for the period ending December 31, 2008, the earned interest will be sufficient to fund approximately 45% to 55% of our projected operating expenses excluding non-recurring expenses. Besides interest payments on the Company’s investment in Organic Farm Marketing, LLC and loan to Lime Energy, Inc., the Company does not have a source of revenue to continue its operations beyond the currently available funds.

During 2007, the Company did not undertake any research and development projects or new patent applications.

The Company’s business development plan for 2008 principally focuses on the following three specific elements, among other steps:

1.	Evaluation of possible acquisition candidates;
2.
Acquisition of a control or non-control position in one or more revenue generating companies or development stage companies, through investment in equity or convertible debt, or an asset acquisition or other financing; and

3.	Sale or disposal of our patents and/or licensing agreements with companies seeking opportunities related to our patents.

As of the date hereof, the Company has not entered into any agreement for the acquisition of a revenue generating company or for the sale or license of its patents.

We have a history of operating losses and have not generated any revenue. At December 31, 2007, we had an accumulated deficit of $22,123,452. The amount of time required to reach sustained profitability is highly uncertain.

Subject to the acquisition of a revenue-generating business which is one of the objectives of the Company’s business plan for 2008, the Company does not expect to purchase any significant equipment and there are no expected significant changes in the number of the Company’s employees.

RESULTS OF OPERATIONS - Years ended December 31, 2007 and 2006.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

LIQUIDITY AND CAPITAL RESOURCES.

The Company had approximately $7,620,000 in cash and investments at December 31, 2007, and 1,167,621,940 shares of Common Stock issued and outstanding.

This amount of cash is adequate to meet the Company’s projected cash requirements for full operations for the next 12 months. Based upon the Company’s current business plan, management believes that for the period ending December 31, 2008, the earned interest on the Company’s cash and investments will be sufficient to fund approximately 45% to 55% of its ordinary operating expenses. The Company does not have a source of revenue to continue its operations beyond the current available funds.

FISCAL 2007 COMPARED TO FISCAL 2006

For the year ended December 31, 2007, the Company realized a net loss of $1,354,371 compared to a net loss of $7,418,882 for the year ended December 31, 2006. The net loss decrease over fiscal year 2006 resulted primarily from a decrease in interest expense of $6,364,609. The Company also had increases in expenses over the year ended December 31, 2006, consisting primarily of the following: increased option and warrant expense of $197,569, transfer agent fees of $63,208, loss on impairment or abandonment of assets of $257,531 and loss on impairment or abandonment of patents of $745,640, offset by increased interest income of $249,078 and $100,000 in income for an extension of a line of credit. The Company had decreases in expenses over the year ended December 31, 2006, consisting primarily of the following: decrease in professional fees of $70,087, decrease in directors’ fees of $144,200, decrease in salaries and benefits of $43,510, decreased research and development expenses of $9,600, business development expenses of $39,500, consulting, research and development (non-cash) $156,620, and other expenses of $50,527.

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we must select and apply various accounting policies. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our results of operations, financial condition and changes in financial condition may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or to take other corrective actions, either of which may also have a material effect on our results of operations, financial condition or changes in financial condition. Members of our senior management have discussed the development and selection of our critical accounting estimates, and our disclosure regarding them, with the Audit Committee of our board of directors, and do so on a periodic basis.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company has adopted this statement and has made certain adjustments to the carrying value of its assets, specifically patents, equipment, and furniture, at December 31, 2007.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE

There have been no disagreements with the Company’s accountants, Williams & Webster P.C., on accounting and financial disclosures during the Company’s two most recent fiscal years, i.e., January 1, 2006, through December 31, 2007, and through the date hereof.

ITEM 8A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and nature of all positions and offices held by all directors and executive officers of the Company as of March 12, 2008, and the period or periods during which each such director or executive officer served in his or her respective positions.
Name	Age	Position Held	Director Since

Richard P. Kiphart	66	Chairman of the Board, Director (3)(4)	June 2002
Christopher W. Capps	25	President and Chief Executive Officer, Director (3)	November 2006
Thomas J. Pernice	46	Treasurer and Secretary, Director (1)(2)(3)(4)	April 2001
John L. Drew	26	Chief Financial Officer (non-director)	August 2007
Boris Skurkovich, M.D.	53	Director (4)	December 1986
Joseph A. Bellanti, M.D.	73	Director (2)	October 2003
Keith Gregg	44	Director (1)	November 2005
John R. Capps	57	Director (2)(3)(4)	November 2006
Matthew Gooch	33	Director (1)(3)(4)	November 2006
David Valentine	38	Director (1)(2)(3)	November 2006
_____________________
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

Christopher W. Capps - Mr. Capps has served as President and Chief Executive Officer of Advanced Biotherapy, Inc. (the “Company”) since August 2006. Since September 2005, Mr. Capps (25) has also served as President and CEO of KVG Partners, a private equity firm. Mr. Capps received his B.A. in history from Southern Methodist University.

John R. Capps - Mr. Capps has been the President and CEO of Plaza Motor Company for 26 years. Plaza Motor Company is part of the Ashbury Automotive Group, which is a publicly owned company on the New York Stock Exchange. Mr. Capps has worked in the automotive industry since his graduation from Stanford University in 1972. He is the father of Christopher W. Capps, President and Chief Executive Officer of the Company.

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

Richard P. Kiphart - Since August 28, 2006, Mr. Kiphart has served as Chairman of the Board. Since June 2002, Mr. Kiphart has served as a member of the Board of Directors. He currently serves as Chairman of the Board of Directors of SAFLINK Corporation (NASDAQ:SFLK), Chairman of the Board of Directors of Lime Energy, Inc. (NASDAQ:LIME), and a member of the Board of Directors of Nature Vision, Inc. (NASDAQ:NRVN). Mr. Kiphart is the Head of Corporate Finance for the investment firm of William Blair & Company, L.L.C. Mr. Kiphart has been with William Blair for over 42 years. Mr. Kiphart received his B.A. from Dartmouth College and his M.B.A. from Harvard Business School.

Thomas J. Pernice - Since April 2001, Mr. Pernice has served as the Treasurer and Secretary of the Company and as a member of the Board of Directors. He is co-founder and Chairman of Gibraltar Associates, LLC, a communications and public affairs consultancy with offices in Washington, DC and Los Angeles and Chief Executive Officer and Founder of Modena Holding Corporation, a consultancy specializing in business development strategies. He has served for more than nine years as a Presidential appointee in three U.S. Presidential Administrations; as a White House Staff member in the Reagan Administration, a Senior White House Staff member in the Bush 41 Administration and most recently in the Bush 43 Administration as a Senior Policy Advisor in the U.S. Department of Energy. After his career in government, Mr. Pernice served for eight years as a Vice President for the conglomerate of publicly and privately held business interests of David H. Murdock. Mr. Pernice earned a Bachelor of Arts degree in Broadcast Journalism from the University of Southern California in 1984.

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

John L. Drew - Mr. Drew is the Chief Financial Officer of the Company and was appointed to that position on August 24, 2007. Since August 1, 2007, Mr. Drew has been employed by the Company. Prior to joining the Company, Mr. Drew was employed by Deloitte Tax LLP as Senior Tax Analyst from October 2004. At Deloitte, Mr. Drew consulted on taxation and compliance issues for investment management companies, operating partnerships and holding companies. He is a 2004 graduate of DePaul University, where he double majored in Accounting and Finance.

AUDIT COMMITTEE

Matthew Gooch, Keith Gregg, Thomas J. Pernice and David Valentine serve on the Company’s Audit Committee. Although the Company’s securities are not quoted on Nasdaq, the Company has elected to apply the Nasdaq Marketplace Rules regarding the definition of “independence” for the members of the Audit Committee. Under the Nasdaq Marketplace Rules, directors Matthew Gooch, Keith Gregg, Thomas J. Pernice and David Valentine qualify as “independent.” Based upon current Nasdaq Marketplace Rules, Matthew Gooch, Keith Gregg, Thomas J. Pernice and David Valentine have financial sophistication, although none of such committee members may currently qualify as an “audit committee financial expert” for purposes of SEC rules, adopted pursuant to the Sarbanes-Oxley Act of 2002. Since the Company is a development stage company, the Board of Directors believes that the current members of the Audit Committee have sufficient knowledge of financial statement preparation, analysis and evaluation even if none of them qualify as an “audit committee financial expert.”

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers, and 10% stockholders file with the SEC reports concerning their ownership, and changes in their ownership, of the Company’s equity securities. Based on a review of copies of the reports provided to the Company, Director Boris Skurkovich filed a Form 5 in February, 2008 to report a transaction which should have been reported on a Form 4 in July, 2007.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to its chief executive officer, chief financial officer and all other executive officers. You may request a copy of the Company’s Code of Ethics by sending a request to Advanced Biotherapy, Inc., 227 West Monroe, Suite 3900, Chicago, Illinois 60606, Attention: Secretary (include your return address).

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

Lawrence Loomis - From 1986 until November 6, 2006, Mr. Loomis served as a member of the Board of Directors of the Company. He presently serves on the Advisory Board. During the past five years, Mr. Loomis has been the major shareholder and President of New Horizons Diagnostics. Founded in 1980, NHD, under the direction of Mr. Loomis, has developed rapid test methods for small and large molecules. The test methods include: luminescence, fluorescence, fiber optics, and colloidal gold immunoassays. He also directed development of tests for the rapid screening of water and food for microbial contamination. Mr. Loomis received his undergraduate degree in math, chemistry and biology from New York University and his graduate degree in chemistry from City University.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company since January 1, 2006, through December 31, 2007, for the Chief Executive Officer of the Company and the Company’s other executive officers who were compensated during the year ended December 31, 2007 (the “Named Executive Officers”):

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Capps Chief Executive Officer(1)	2007 2006	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	N/A	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0
John L. Drew Chief Financial Officer As of August 24, 2007 (2)	2007	$35,000	$ 0	$ 0	$ 0	N/A	$ 0	$ 0	$ 35,000
Michael Bansley Chief Financial Officer Through July 31, 2007 (3)(4)	2007 2006	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	$ 0 $ 0	N/A	$ 0 $ 0	$ 10,112 $ 45,869	$ 0
Edmond F. Buccellato (5)(7) Chief Executive Officer	2006	$ 32,500	$ 0	$ 0	$ 18,600		$ 0	$ 142,337	$193.437
Simon Skurkovich (6)(7) Chairman Emeritus, Director of Research & Development	2006	$ 55,000	$ 0	$ 0	$ 24,600		$ 0	$ 149,500	$ 229,100

(1) During 2007, Mr. Capps was paid a salary by KVG Partners LLC, a family investment company in which Mr. Richard P. Kiphart is a principal and the largest investor. Mr. Capps is also eligible to receive equity awards from KVG Partners based on its investments. During 2007, the Company did not recognize as compensation to Mr. Capps the stock option grant to purchase 50,000,000 shares of Company common stock because those options do not commence to vest until November 21, 2008.

(2) During 2007, the Company did not recognize as compensation to Mr. Drew the stock option grant to purchase 10,000,000 shares of Company common stock because those options do not commence to vest until August 7, 2008.

(3) During 2007, Mr. Bansley, the Company’s Chief Financial Officer through July 31, 2007, did not receive any compensation directly from the Company, although the Company paid Bansley, Brescia & Co., P.C., the amount of $45,869.75 for accounting services. Mr. Bansley is a shareholder of that accounting firm.

(4)  During 2006, Mr. Bansley, the Company’s Chief Financial Officer, did not receive any compensation directly from the Company, although the Company paid Bansley, Brescia & Co., P.C., the amount of $10,112.75 for accounting services. Mr. Bansley is a shareholder of that accounting firm.

(5) During 2006, Mr. Buccellato was issued shares of common stock in lieu of payment of $55,000 in accrued but unpaid salary and in lieu of $42,337 in debt owed to Buccellato & Finkelstein, of which Mr. Buccellato is a principal. In addition, he was paid $45,000 in consulting fees.

(6) During 2006, Dr. Skurkovich was issued shares of common stock in lieu of payment of $147,500 in accrued but unpaid salary. In addition, he was paid $2,000 in consulting fees to the Company.

(7) During August 2006, the Company granted options to purchase up to 930,000 shares of Common Stock and 1,230,000 shares of Common Stock, at an exercise price of $0.03 per share, to Mr. Buccellato and Dr. Skurkovich, respectively.

Mr. Drew, the Company’s Chief Financial Officer, has a written employment agreement that provides for an annual salary of $84,000, subject to annual increase in the discretion of the Board of Directors.

There are no retirement, pension, or profit sharing plans for the benefit of the Company’s officers and directors. The Company has previously granted non-qualified stock options and warrants for the benefit of officers and directors.

The Board of Directors approved the adoption of our 2007 Omnibus Equity Incentive Plan (“2007 Equity Plan”) in October 2007, which plan is subject to approval by the Company’s stockholders which has not occurred yet. (See “ITEM 1. BUSINESS - FACTORS THAT MAY AFFECT THE COMPANY” regarding approval by the Board of Directors of the 2007 Equity Plan and the recent grant of stock options.) The purpose of the 2007 Equity Plan is to promote the long-term success of the Company and the creation of stockholder value by (a) encouraging employees, outside directors and consultants to focus on critical long-term objectives, (b) encouraging the attraction and retention of employees, outside directors and consultants with exceptional qualifications and (c) linking employees, outside directors and consultants directly to stockholder interests through increased stock ownership. The 2007 Equity Plan provides for awards in the form of restricted shares, stock units, incentive and nonstatutory stock options, stock appreciation rights, and performance awards. An aggregate of 100,000,000 shares of Common Stock (subject to annual adjustments on January 1st of each year of 3% of the total number of shares of Common Stock then outstanding and subject to adjustments in the event of stock splits or other changes in the Common Stock) may be awarded under the 2007 Equity Plan. Non-statutory stock options for 76,000,000 shares of Common Stock have been granted pursuant to the 2007 Equity Plan. No shares have been awarded pursuant to the 2007 Equity Plan. The 2007 Equity Plan will be administered by the Board of Directors, unless the Board delegates administration to a committee.

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

OPTION/SAR GRANTS TO EXECUTIVE OFFICERS

The following Named Executive Officers received stock options or SARs during the 2007 fiscal year, none of which were exercisable.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Christopher Capps John L. Drew	0 0	50,000,000 10,000,000	0 0	$0.013 $0.013	11/21/2013 08/01/2013	50,000,000 10,000,000 0	550,000 110,000	0 0 0	0 0 0

COMPENSATION OF DIRECTORS

Directors did not receive any cash compensation for serving as members of the Board of Directors for the year ended December 31, 2007.

The following table sets forth the compensation paid by the Company to the directors during the year ended December 31, 2007:

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph A. Bellanti (1)	0	0	24,081	0	0	0	24,081
Christopher W. Capps(2)	0	0	0	0	0	0	0
John R. Capps(3)	0	0	24,081	0	0	0	24,081
Matthew Gooch(4)	0	0	24,081	0	0	0	24,081
Keith Gregg (5)	0	0	24,081	0	0	0	24,081
Richard P. Kiphart (6)	0	0	24,081	0	0	0	24,081
Thomas J. Pernice (7)	0	0	24,081	0	0	0	24,081
Boris Skurkovich, M.D. (8)	0	0	24,081	0	0	0	24,081
David W. Valentine(9)	0	0	24,081	0	0	0	24,081

(1) Joseph A. Bellanti, M.D. held options to purchase up to 25,000 shares of Common Stock at an exercise price of $0.20 per share, options to purchase up to 830,000 shares of Common Stock at an exercise price of $0.03 per share, and options to purchase up to 2,000,000 shares of Common Stock at an exercise price of $0.013 per share (at December 31, 2007, aggregate 2,855,000 stock options).

(2) Christopher W. Capps held options to purchase up to 50,000,000 shares of Common Stock at an exercise price of $0.013 per share, which vest in three equal installments beginning on November 21, 2008 (at December 31, 2007, aggregate 50,000,000 stock options).

(3) John R. Capps held options to purchase up to 2,000,000 shares of Common Stock at an exercise price of $0.013 per share (at December 31, 2007, aggregate 2,000,000 stock options).

(4) Matthew Gooch held options to purchase up to 2,000,000 shares of Common Stock at an exercise price of $0.013 per share (at December 31, 2007, aggregate 2,000,000 stock options).

(5) Keith Gregg held options to purchase 830,000 shares of Common Stock at an exercise price of $0.03 per share, options to purchase 2,000,000 shares of Common Stock at an exercise price of $0.013 per share, and warrants to purchase 40,000 shares of Common Stock at an exercise price of $0.10 per share, excluding warrants to purchase up to 20,000 shares of Common Stock at an exercise price of $0.10 which vests in one remaining equal installments on December 31, 2008 (at December 31, 2007, aggregate 2,870,000 stock options and warrants).

(6) Richard P. Kiphart held options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares of Common Stock at an exercise price of $0.42 per share, options to purchase up to 25,000 shares of Common Stock at an exercise price of $0.20 per share, and options to purchase up to 2,000,000 shares of Common Stock at an exercise price of $0.013 per share (at December 31, 2007, aggregate 2,075,000 stock options).

(7) Thomas J. Pernice held warrants assigned by Cappello Capital Corp. to purchase 1,042,443 shares of Common Stock at an exercise price of $0.15 per share, options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 share, options to purchase up to 30,000 shares of Common Stock at an exercise price of $0.42 per share, options to purchase up to 25,000 shares of Common Stock at an exercise price of $0.20 per share, options to purchase up to 1,530,000 shares of Common Stock at an exercise price of $0.03 per share, and options to purchase up to 2,000,000 shares of Common Stock at an exercise price of $0.013 per share (at December 31, 2007, aggregate 4,657,443 stock options and warrants).

(8) Boris Skurkovich, M.D. held options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares at an exercise price of $0.42 per share, options to purchase up to 450,000 shares of Common Stock at an exercise price of $0.16 per share, options to purchase up to 25,000 shares at $0.20 per share, options to purchase up to 930,000 shares of Common Stock at an exercise price of $0.03 per share, and options to purchase up to 2,000,000 shares of Common Stock at an exercise price of $0.013 per share (at December 31, 2007, aggregate 3,465,000 stock options).

(9) David Valentine held options to purchase up to 2,000,000 shares of Common Stock at an exercise price of $0.013 per share (at December 31, 2007, aggregate 2,000,000 stock options).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED  STOCKHOLDER MATTERS

EQUITY COMPENSATION AND LONG-TERM INCENTIVE PLAN AWARDS

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2007

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	4,990,000	$0.18	- 0 -
Equity compensation plans not approved by security holders (2)(3)	76,000,000	$0.013	24,000,000

(1) 2000 Omnibus Equity Incentive Plan, terminated March, 2007
(2) 2007 Omnibus Equity Incentive Plan adopted October 2007 by the Board of Directors, subject to approval by stockholders.
(3) As of January 1, 2008, the number of reserved shares available for future issuance under the 2007 Omnibus Incentive Plan increased to 59,028,628 shares of Company common stock.

The directors approved the adoption of our 2007 Omnibus Equity Incentive Plan (“2007 Equity Plan”) in October 2007, which plan is subject to approval by the Company’s stockholders which has not occurred yet. (See “ITEM 1. BUSINESS – FACTORS THAT MAY AFFECT THE COMPANY” regarding approval by the Board of Directors of the 2007 Equity Plan and grant of stock options.) The purpose of the 2007 Equity Plan is to promote the long-term success of the Company and the creation of stockholder value by (a) encouraging employees, outside directors and consultants to focus on critical long-term objectives, (b) encouraging the attraction and retention of employees, outside directors and consultants with exceptional qualifications and (c) linking employees, outside directors and consultants directly to stockholder interests through increased stock ownership. The 2007 Equity Plan provides for awards in the form of restricted shares, stock units, incentive and nonstatutory stock options, stock appreciation rights, and performance awards. An aggregate of 100,000,000 shares of Common Stock (subject to annual adjustments on January 1st of each year of 3% of the total number of shares of Common Stock then outstanding and subject to adjustments in the event of stock splits or other changes in the Common Stock) may be awarded under the 2007 Equity Plan. Non-statutory stock options for 76,000,000 shares of Common Stock have been granted pursuant to the 2007 Equity Plan. No shares have been awarded pursuant to the 2007 Equity Plan. The 2007 Equity Plan will be administered by the Board of Directors, unless the Board delegates administration to a committee.

The Company adopted a Stock Bonus Plan (“Stock Bonus Plan”) in January 2000 and reserved 10,000,000 shares of Common Stock to be issued thereunder, of which 7,596,211 shares have been granted and issued as of December 31, 2007. In December 2000, the Board of Directors approved the Company’s OEI Plan and reserved 4,000,000 shares of Common Stock to be issued thereunder to employees, consultants and directors, subject to annual increases equal to the lesser of 2.5% of the then outstanding shares of Common Stock or 250,000 shares. As of December 31, 2007, no shares had been granted under the OEI Plan. As of December 31, 2007, options to purchase approximately 4,990,000 shares had been granted under the OEI Plan. In March 2007, the Board of Directors approved the termination of the OEI Plan, and it has been terminated.

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

As previously reported, during December 2005, the Company granted BioPharm Development Group LLC, of which director Keith Gregg is a managing director, warrants to purchase up to 60,000 shares of Common Stock at an exercise price of $0.10 per share for consulting services. As of December 31, 2007, options to purchase 40,000 shares of Company common stock had vested with the balance to vest on December 31, 2008.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the common stock ownership, including options to purchase stock, of each person known by the Company to be the beneficial owner of five percent (5%) or more of the Company’s Common Stock, each director individually and all officers and directors of the Company as a group as of March 12, 2008. Each person has sole voting and investment power with respect to the shares of Common Stock shown, unless otherwise noted, and all ownership is of record and beneficial. As of March 12, 2008, the Company had approximately 1,167,621,940 shares of Common Stock outstanding.

Name and Address of Owner	Number of Shares Beneficially Owned	Percentage of Total

Richard P. Kiphart c/o Wm. Blair & Company 222 W. Adams St. Chicago, IL 60606	954,921,582(1)	81.64%

Michael P. Krasny, Trustee of the Michael P. Krasny Revocable Trust c/o Sawdust Investment Management Corp. 1622 Willow Road, Suite 200 Northfield, IL 60093	62,052,200	5.31%
Boris Skurkovich, M.D. 18 Blaisdell Ave. Pawtucket, RI 01860	12,727,264(2)	1.09%
John R. Capps 11830 Olive Blvd. St. Louis, MO 63141	5,333,333(3)	*
Matthew Gooch c/o Wm. Blair & Company 222 West Adams St. Chicago, IL 60606	5,333,333(4)	*
David Valentine 311 S. Wacker Drive, No. 5500 Chicago, IL 60606	5,333,333(5)	*
Thomas J. Pernice 141 W. Jackson Blvd., Suite 2182 Chicago, IL 60604	4,657,443(6)	*
Keith Gregg 205 Powell Place Brentwood, TN 37027	2,870,000(7)	*
Joseph A. Bellanti, M.D. 6007 Corewood Lane Bethesda MD 20816	2,855,000(8)	*
Christopher W. Capps 227 West Monroe, Suite 3900 Chicago, IL 60606	2,666,667(9)	*
All officers and directors as a group (10)	996,697,955	83.79%

(1)
Shares held in the name of Richard P. Kiphart include options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares of Common Stock at an exercise price of $0.42 per share, options to purchase up to 25,000 shares of Common Stock at an exercise price of $0.20 per share, and options to purchase up to 2,000,000 shares of Common Stock at an exercise price of $0.013 per share.

(2)
Shares held in the name of Boris Skurkovich include shares held in his name (2,585,384), and shares held in the name of Carol Marjorie Dorros (2,765,555) and Samuel Aaron Skurkovich (3,911,325) and options to purchase up to 10,000 shares of Common Stock at an exercise price of $0.25 per share, options to purchase up to 20,000 shares of Common Stock at an exercise price of $0.21 per share, options to purchase up to 30,000 shares at an exercise price of $0.42 per share, options to purchase up to 450,000 shares of Common Stock at an exercise price of $0.16 per share, options to purchase up to 25,000 shares at $0.20 per share, options to purchase up to 930,000 shares of Common Stock at an exercise price of $0.03 per share, and options to purchase up to 2,000,000 shares of Common Stock at an exercise price of $0.013 per share.

(3)	Shares held in the name of John R. Capps include shares held in his name (3,333,333) and options to purchase up to 2,000,000 shares of Common Stock at an exercise price of $0.013 per share.
(4)	Shares held in the name of Matthew Gooch include shares held in his name (3,333,333) and options to purchase up to 2,000,000 shares of Common Stock at an exercise price of $0.013 per share.
(5)	Shares held in the name of David Valentine include shares held in his name (3,333,333) and options to purchase up to 2,000,000 shares of Common Stock at an exercise price of $0.013 per share.
(6)
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

(7)
Shares held in the name of Keith Gregg include options to purchase up to 830,000 shares of Common Stock at an exercise price of $0.03 per share, options to purchase up to 2,000,000 shares of Common Stock at an exercise price of $0.013 per share, and a warrant to purchase up to 40,000 shares of Common Stock at an exercise price of $0.10, but do not include a warrant to purchase up to 20,000 shares of Common Stock at an exercise price of $0.10, which vests on December 31, 2008.

(8)
Shares held in the name of Joseph A. Bellanti comprise options to purchase up to 25,000 shares of Common Stock at an exercise price of $0.20, options to purchase up to 830,000 shares of Common Stock at an exercise price of $0.03 per share, and options to purchase up to 2,000,000 shares of Common Stock at an exercise price of $0.013 per share.

(9)
Shares held in the name of Christopher W. Capps include shares held in his name (2,666,667), but do not include options to purchase up to 50,000,000 shares of Common Stock at an exercise price of $0.013, which vest in three equal installments commencing November 21, 2008.

(10)	Includes 1,082,443 shares of Common Stock underlying warrants, and 20,840,000 shares of Common Stock underlying options.

* Represents less than 1% of the outstanding shares of Company Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board is comprised of a majority of independent directors (as defined in NASDAQ Marketplace Rule 4200(a)(15)). The Audit Committee is currently comprised of four independent members, although none of the committee members may currently qualify as an “audit committee financial expert” (See Item 9. “Audit Committee” above.) The Nominating Committee and Compensation Committee are currently comprised of independent members.

On December 18, 2007, Richard P. Kiphart, Chairman of the Board of Directors of the Company, purchased an aggregate of 181,818,182 shared of Company common stock, at $0.011 per share, for the aggregate sum of $2,000,000, which amount was received by the Company.

Prior to the Company entering into the OFM transaction (See the section captioned “ITEM 1. BUSINESS – GENERAL INTRODUCTION” above), Richard P. Kiphart made loans to OFM in April and June, 2007, evidenced by convertible notes (collectively “Kiphart Convertible Notes”), which notes are secured by OFM’s assets. Concurrently with the Company’s transaction with OFM, Mr. Kiphart and the Company entered into an intercreditor agreement (“Intercreditor Agreement”). The Intercreditor Agreement provides that Mr. Kiphart will subordinate his claims under the Kiphart Convertible Notes to the Company’s claims against OFM relative to the OFM Note and the Reimbursement Agreement. The Company’s claims also will be senior to Mr. Kiphart as to payment and rights to collateral securing the OFM Note and the Reimbursement Agreement. With respect to the Convertible Note, Mr. Kiphart agreed that the Company’s Convertible Note will rank on the same priority as to payment and rights to collateral as the Kiphart Convertible Notes, although Mr. Kiphart’s loans to OFM pre-date the Company’s. Management has been informed that OFM owes Mr. Kiphart the principal sum of $1.625 million.

With respect to the Company’s loan to Lime Energy, Inc. (“LEC”) (See the section captioned “GENERAL INTRODUCTION” above), Richard P. Kiphart, the Company’s Chairman of the Board is also Chairman of the Board of LEC and its largest individual investor, and David Valentine, one of the Company’s directors, is also a director of LEC.

During 2007, Mr. Capps was paid a salary by KVG Partners LLC, a family investment company in which Mr. Richard P. Kiphart is a principal and the largest investor. Mr. Capps is also eligible to receive equity awards from KVG Partners based on its investments.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number	Description

2.1
Agreement of Merger dated as of July 14, 2000, between the Registrant, a Delaware corporation, and Advanced Biotherapy Concepts, Inc., a Nevada corporation. Filed as Appendix A to Registrant’s Proxy Statement dated July 14, 2000, and incorporated herein by reference.

3.1	Certificate of Incorporation of Registrant. Filed as an exhibit to Registrant’s 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference. [1]

3.2	Bylaws of Registrant. Filed as an exhibit to Registrant’s 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference. [2]

3.3	Certificate of Amendment of Certificate of Incorporation of Registrant filed December 26, 2002, in the office of the Delaware Secretary of State. [3]

3.4	Form of Amendment to Certificate of Incorporation. Filed as an exhibit to Registrant’s Form 8-K on October 16, 2006.

4.1	Form of Registrant’s Common Stock Certificate. Filed as an exhibit to Registrant’s Form 10-QSB filed on June 10, 1999, and incorporated herein by reference.

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

10.14	Form of 2003 Subordinated Convertible Pay-In-Kind Note Due 2007. Filed as an exhibit to Registrant’s Form 8-K on October 28, 2004 and incorporated by reference herein. [4]

10.15	Form of the Investor Rights Agreement. Filed as an exhibit to Registrant’s Form 8-K on October 28, 2004 and incorporated by reference herein. [5]

10.16	Form of 2005 Subordinated Convertible Pay-In-Kind Note due September 30, 2009. Filed as an exhibit to Registrant’s Form 10-QSB for the period ended June 30, 2005. [6]

10.17	Form of Amended Investor Rights Agreement. Filed as an exhibit to Registrant’s Form 10-QSB for the period ended June 30, 2005. [7]

10.18	Form of Share Purchase and Debt Restructure Agreement. Filed as an exhibit to Registrant’s Form 8-K on August 30, 2006. [8]

10.19	Investment Agreement. Filed as an exhibit to Registrant’s Form 8-K on December 21, 2007.

10.20	OFM Secured Promissory Note. Filed as an exhibit to Registrant’s Form 8-K on December 21, 2007.

10.21	OFM Convertible Note. Filed as an exhibit to Registrant’s Form 8-K on December 21, 2007.

4 Exhibit 10.14 was erroneously identified as Exhibit 10.12 in the original filing, as Exhibit 10.13 in subsequent filings, and is correctly identified herein.
5 Exhibit 10.15 was erroneously identified as Exhibit 10.13 in the original filing, as Exhibit 10.14 in subsequent filings, and is correctly identified herein.
6 Exhibit 10.16 was erroneously identified as Exhibit 10.15 in the original filing and is correctly identified herein.
7 Exhibit 10.17 was erroneously identified as Exhibit 10.16 in the original filing and is correctly identified herein.
8 Exhibit 10.18 was erroneously identified as Exhibit 10.17 in the original filing and is correctly identified herein.

10.22	OFM General Business Security Agreement. Filed as an exhibit to Registrant’s Form 8-K on December 21, 2007.

10.23	OFM Reimbursement Agreement. Field as an exhibit to Registrant’s Form 8-K on December 21, 2007.

10.24	Intercreditor Agreement. Filed as an exhibit to Registrant’s Form 8-K on December 21, 2007.

10.25	The Northern Trust Company Pledge Agreement (Deposit Account). Filed as an exhibit to Registrant’s Form 8-K on December 21, 2007.

10.26	Subscription Agreement. Filed as an exhibit to Registrant’s Form 8-K on December 21, 2007.

10.27	Revolving Line of Credit Note. Filed as an exhibit to Registrant’s Form 8-K on March 14, 2008.

10.28	Note Issuance Agreement. Filed as an exhibit to Registrant’s Form 8-K on March 14, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The financial statements are incorporated herein by reference and begin with Page F-1.

The following financial statements are included herein:

REPORTS ON FORM 8-K

The Registrant filed the following reports on Form 8-K during the quarter ended December 31, 2007:

1. November 26, 2007. The Registrant reported the approval of a 2007 Omnibus Equity Incentive Plan (“2007 Plan”) by the Board of Directors for directors, officers, employees and consultants of the Company and that, pursuant to the 2007 Plan, the Board of Directors approved the grant of certain stock options to all of the directors as well as to Christopher W. Capps, President and Chief Executive Officer and John L. Drew, Chief Financial Officer.

2. December 21, 2007. The Registrant reported the purchase by Richard P. Kiphart, Chairman of the Board of the Company, of 181,818,182 shares of Company common stock, $0.001 par value, at $0.011 per share, for the aggregate sum of $2,000,000. The Company further reported that the Company invested a portion of the new capital in a transaction with Organic Farm Marketing, LLC.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	Audit Fees. The aggregate fees billed for each of the last two fiscal years for audit and review were approximately $57,000 for 2007 and $41,000 for 2006.
(2)	Audit-Related Fees. The aggregate fees billed for each of last two fiscal years for assurance and related services related to audit or review were $-0- for 2007 and $-0- for 2006.
(3)	Tax Fees. No fees were billed for either of the last two fiscal years for compliance, tax advice and tax planning.
(4)	There were no other fees paid to the Company’s outside auditors for either of the last two fiscal years.
(5)	(i) Before the Company engaged its current auditors to render services to the Company for or relating to the 2007 fiscal year, the engagement was approved by the Company’s Audit Committee.
(ii)
 Disclose percentage of services described in each of Items 9(e)(2) through 9(e)(4) of Schedule 14A that were approved by the Audit
 Committee pursuant to paragraph (c)(7)(ii)(c) of Rule 2-01 of Regulation S-X: - 0 -%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant, Advanced Biotherapy, Inc., has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 2008.

Advanced Biotherapy, Inc.
(Registrant)

By:	/s/ Christopher W. Capps
Christopher W. Capps
President and Chief Executive Officer

By:	/s/ John L. Drew
John L. Drew
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Date	Signature	Title
March 27, 2008	/s/Christopher W. Capps Christopher W. Capps	President and Chief Executive Officer, Director
March 27, 2008	/s/John L. Drew John L. Drew	Chief Financial Officer (Principal Financial and Accounting Officer)
March 27, 2008	/s/Joseph A. Bellanti, M.D. Joseph A. Bellanti, M.D.	Director
March 27, 2008	/s/John R. Capps John R. Capps	Director
March 27, 2008	/s/ Matthew Gooch Matthew Gooch	Director
March 27, 2008	/s/Keith A. Gregg Keith A. Gregg	Director
March 27, 2008	/s/Richard P. Kiphart Richard P. Kiphart	Director
March 27, 2008	/s/Thomas J. Pernice Thomas J. Pernice	Director
March 27, 2008	/s/Boris Skurkovich, M.D. Boris Skurkovich, M.D.	Director
March 27, 2008	/s/David W. Valentine David W. Valentine	Director

ADVANCED BIOTHERAPY, INC.
(A Development Stage Enterprise)
December 31, 2007

Board of Directors
Advanced Biotherapy, Inc.
Chicago, Illinois

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Advanced Biotherapy, Inc. (a development stage enterprise) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from December 2, 1985 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Biotherapy, Inc. as of December 31, 2007 and 2006 and the results of its operations, stockholders equity and its cash flows for the years then ended and for the period from December 2, 1985 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 26, 2008

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$6,620,659	$6,082,344
Interest receivable - CD	20,328	-
Total Current Assets	6,640,987	6,082,344

PROPERTY, PLANT AND EQUIPMENT, net	-	275,003

OTHER ASSETS
Equity investment - Organic Farm Marketing	50,000	-
Note receivable - Organic Farm Marketing	800,000	-
Notes receivable - related party	-	46,619
Interest receivable - related party	-	21,121
Restricted cash	1,000,000	-
Patents and patents pending, net of accumulated amortization	-	779,287
Total Other Assets	1,850,000	847,027

TOTAL ASSETS	$8,490,987	$7,204,374

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$34,997	$103,761
Accounts payable - related party	2,422	-
Current portion of convertible notes payable	-	8,099
Total Current Liabilities	37,419	111,860

Total Liabilities	37,419	111,860

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value $0.001; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized, 1,167,621,940 and 946,561,870 shares issued and outstanding, respectively	1,167,621	946,561
Additional paid-in capital	27,763,610	25,417,862
Stock options and warrants	1,716,559	1,497,171
Deficit accumulated during development stage	(22,194,222)	(20,769,080)
Total Stockholders' Equity	8,453,568	7,092,514

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,490,987	$7,204,374

The accompanying notes are an integral part of these financial statements

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

	Year Ended December 31,			From Inception (December 2, 1985) through December 31,
	2007		2006	2007
REVENUES		$-	$-	$89,947

OPERATING EXPENSES
Research and development		-	9,600	3,925,134
Promotional fees		-	-	62,570
Professional fees		310,768	380,855	3,652,698
Business development		-	39,500	121,000
Consulting - research and development (non-cash)		-	156,620	1,388,229
Warrants - scientific advisory board		4,920	-	6,820
Options expense - directors		192,649	-	192,649
Directors' fees		-	144,200	443,253
Depreciation and amortization		77,138	85,365	1,042,910
Administrative salaries and benefits		60,926	104,436	1,543,360
Insurance		-	-	324,452
Shareholder relations and transfer fees		73,177	9,969	394,544
Rent		-	10,200	361,578
Travel and entertainment		581	1,383	332,763
Telephone and communications		852	2,640	65,909
Office		1,069	1,816	84,753
General and administrative		48,788	85,779	886,323
Total Operating Expenses		770,869	1,032,363	14,828,946

LOSS FROM OPERATIONS		(770,869)	(1,032,363)	(14,738,999)

OTHER INCOME (EXPENSES)
Miscellaneous income		-	-	27,682
Interest and dividend income		320,156	71,078	562,673
Income from extension of line of credit		100,000	-	100,000
Internal gain on sale of securities		-	-	157,520
Forgiveness of debt		-	-	2,192,837
Forgiveness of payables		-	-	45,396
Loss on uncollectable notes receivable		(70,770)	-	(25,374)
Loss on disposal of office equipment		(257,531)	-	(259,755)
Loss on abandonment of patents		(745,640)	(92,500)	(881,814)
Interest expense		(488)	(6,365,097)	(9,328,992)
Total Other Income (Expenses)		(654,272)	(6,386,519)	(7,409,826)

LOSS BEFORE INCOME TAXES		(1,425,141)	(5,354,156)	(22,148,825)

INCOME TAXES		-	-	-

NET LOSS		$(1,425,141)	$(5,354,156)	$(22,148,825)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$	nil	$(0.11)

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON STOCK
SHARES OUTSTANDING		966,182,814	69,064,621

The accompanying notes are an integral part of these financial statements

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Stock Options and	Deficit Accumulated During Development
	Shares	Amount	Capital	Warrants	Stage	Total
Balance, December 31, 2002	43,601,317	$43,600	$3,937,923	$580,027	$(6,592,961)	$(2,031,411)

Contribution of capital by shareholders in form of foregone interest	-	-	4,230	-	-	4,230

Common stock issued in exchange for convertible debt at $0.25 per share	788,991	789	196,460	-	-	197,249

Stock issued for cash at an average price of $0.01 per share from the exercise of options	150,000	150	1,350	-	-	1,500

Stock returned in settlement of notes and accrued interest receivable	(1,603,789)	(1,604)	(238,964)	-	-	(240,568)

Stock options issued in exchange for services	-	-	-	34,200	-	34,200

Stock issued for cashless exercise of warrants at $0.05 per share	151,846	152	7,059	(7,211)	-	-

Net loss for the year ended December 31, 2003	-	-	-	-	(2,108,440)	(2,108,440)

Balance, December 31, 2003	43,088,365	43,087	3,908,058	607,016	(8,701,401)	(4,143,240)

Contribution of capital by shareholders in form of foregone interest	-	-	4,480	-	-	4,480

Common stock issued in exchange for convertible debt at $0.24 per share	10,896,275	10,897	2,654,496	-	-	2,665,393

Stock options issued in exchange for services	-	-	-	94,500	-	94,500

Stock options and warrants issued in exchange for services, one third vested	-	-	-	172,200	-	172,200

Stock issued for cashless exercise of warrants at $0.16 per share	47,917	48	7,752	(7,800)	-	0

Net loss for the year ended December 31, 2004	-	-	-	-	(2,490,444)	(2,490,444)

Balance, December 31, 2004	54,032,557	54,032	6,574,786	865,916	(11,191,846)	(3,697,111)

Contribution of capital by shareholders in form of foregone interest	-	-	4,455	-	-	4,455

Common stock issued to Paul Hopper in exchange for services at $.19 per share	315,789	315	59,684	-	-	59,999

Stock options issued to directors in in exchange for services	-	-	-	97,173	-	97,173

Stock options and warrants issued in exchange for services, one third vested	-	-	-	172,200	-	172,200

Stock options & warrants issued in exchange for services	-	-	-	459,900	-	459,900

Expiration of stock options	-	-	359,638	(359,638)	-	-
-
Net loss for the year ended December 31, 2005	-	-	-	-	(2,158,352)	(2,158,352)

Balance, December 31, 2005	54,348,346	54,347	6,998,563	1,235,551	(13,350,198)	(5,061,736)

form of foregone interest	-	-	3,332		-	3,332

Stock options issued to directors in exchange for services	-	-	-	144,200		144,200

Stock options and warrants issued in exchange for services, one third vested	-	-	-	156,620	-	156,620

Common stock issued for cash at $0.015 per share	359,999,998	360,000	5,040,000	-	-	5,400,000

Common stock issued for conversion of debt and accrued payables at $.015 per share	532,213,526	532,214	7,476,873	-	-	8,009,087

Beneficial conversion cost of converted debt	-	-	5,859,894	-	-	5,859,894

Expiration of stock options	-	-	39,200	(39,200)	-	-

Net loss for the year ended December 31, 2006	-	-	-	-	(7,418,882)	(7,418,882)

Balance, December 31, 2006	946,561,870	946,561	25,417,862	1,497,171	(20,769,080)	7,092,514

Stock options issued to directors in exchange for services	-	-	-	192,649		192,649

Stock options and warrants issued in exchange for services, one third vested	-	-	-	4,920	-	4,920

Common stock issued for cash at $0.015 per share	221,060,070	221,060	2,367,568	-	-	2,588,628

Correction of stock option and warrant amount	-	-	(23,720)	23,720		-

Expiration of stock options	-	-	1,900	(1,900)	-	-

Net loss for the year ended December 31, 2007	-	-	-	-	(1,425,141)	(1,425,141)

Balance, December 31, 2007	1,167,621,940	$1,167,621	$27,763,610	$1,716,559	$(22,194,222)	$8,453,568

The accompanying notes are an integral part of these financial statements

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,		From Inception (December 2, 1985)through December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,425,141)	$(7,418,882)	$(22,194,220)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	77,138	85,365	985,021
Loss on disposal of equipment	257,531	-	259,755
Loss on impairment of patents	745,640	92,500	881,815
Loss on uncollectable notes receivable	46,618	-	46,618
Investment income	-	-	(157,520)
Expenses paid through issuance of common stock	-	274,837	566,176
Expenses paid through issuance warrants and options	192,649	300,820	1,892,931
Accrued interest paid by convertible debt	4,920	3,030,858	5,609,076
Beneficial conversion		5,859,894	5,859,894
Expenses paid through contribution of additional paid-in capital	-	3,332	68,078
Conveyance of patent in lieu of payable	-	39,500	39,500
Organization costs	-		(9,220)
Decrease (increase) in assets:
Deposits and prepaid expenses	-	-	(61,689)
Interest receivable	793	(3,031)	(156,502)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(68,764)	(88,015)	167,538
Accounts and notes payable, related parties	2,422	-	243,590
Net cash provided by (used) in operating activities	(166,195)	2,177,178	(5,959,160)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(385,339)
Investments in companies	(850,000)	-	(850,000)
Increase in restricted cash	(1,000,000)	-	(1,000,000)
Acquisition of patents	(26,018)	(86,942)	(1,317,565)
Net cash used in investing activities	(1,876,018)	(86,942)	(3,552,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	221,060	5,400,000	8,078,314
Internal gain on sale of securities	2,367,568	-	2,525,088
Proceeds from convertible notes	-	-	6,754,000
Proceeds from notes payable	-	(1,414,500)	(1,025,992)
Payments on notes payable	(8,099)	(15,460)	(198,686)
Net cash provided by (used) in financing activities	2,580,528	3,970,040	16,132,723

Net increase in cash	538,315	6,060,276	6,620,659

Cash, beginning	6,082,344	22,068	-

Cash, ending	$6,620,659	$6,082,344	$6,620,659

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest expense paid	$488	$-	$341,166
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for a loan payable	$-	$1,414,500	$3,042,381
Common stock issued for notes receivable	$-	$-	$246,619
Common stock returned in payment of notes and interest receivable	$-	$-	$240,568
Common stock issued on cashless exercise of warrants	$-	$156,620	$328,251
Accrued interest paid by convertible debt	$-	$505,203	$3,370,519
Common stock issued for convertible debt	$-	$5,857,830	$10,544,986
Forgiveness of debt	$-	$-	$145,400

The accompanying notes are an integral part of these financial statements

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

The Company was primarily engaged in the research and development for the treatment of autoimmune diseases in humans, most notably, multiple sclerosis, rheumatoid arthritis, and certain autoimmune skin diseases and AIDS, until the company decided to discontinue such research and development. The Company’s fiscal year-end is December 31. The Company is a development stage enterprise.

The Company has been in the development stage since its formation in 1985 and has not realized any significant revenues from its planned operations. Management’s goal is to acquire control or non-control investments in one or more revenue generating companies.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning on or after November 15, 2007.  The Company is currently evaluating that pronouncements impact on its financial statements.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51." This statement requires that non-controlling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008. Currently the Company does not anticipate that this statement will have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact that SFAS 141 (Revised) may have on the Company’s financial statements upon adoption.

Accounting for Long-Lived Assets

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company has adopted this statement and has made certain adjustments to the carrying value of its assets, specifically patents, equipment, and furniture, at December 31, 2007. See Notes 3 and 4.

Cash and Cash Equivalents

All highly liquid investments are considered cash equivalents.

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
DECEMBER 31, 2007

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees

Statement of Financial Accounting Standards No. 123(R), “Share Based Payment”, defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period. See Notes 8 and 9.

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

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes, (“SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset. See Note 10.

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
DECEMBER 31, 2007

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

Loans Receivable

Loans are stated at their unpaid principal balance adjusted for unamortized premiums and unearned discounts and deferred loan fees and costs. Interest income is computed using the simple interest method and is recorded in the period earned.

Fair Value of Financial Instruments

The carrying amounts for cash, investments, deposits and prepaid expenses, receivables, accounts payable, accrued liabilities, notes payable and convertible debt approximate their fair value.

Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

Diluted earnings (loss) per share is computed by dividing the net income (loss), adjusted for interest expense on convertible debt, by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming exercise of the vested stock options (32,108,453 shares) and warrants (5,130,894 shares). Diluted net loss per share is the same as basic net loss per share as inclusion of the common stock equivalents would be anti-dilutive.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to thirty-nine years.

The following is a summary of property, equipment and accumulated depreciation at December 31, 2007 and December 31, 2006:

	December 31, 2007	December 31, 2006
	Cost	Cost
Lab equipment	$0	$31,891
Office equipment	12,922	13,777
Furniture and fixtures	10,082	22,539
Clean room	0	271,786
Total assets	23,004	339,993
Less accumulated depreciation	(23,004)	(64,990)
Net fixed assets	$0	$275,003

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Depreciation expense for the twelve months ended December 31, 2007 and 2006 was $17,472 and $19,425, respectively.

In accordance with Statement of Financial Accounting Standards No. 144 , “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews identified intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If such events or changes in circumstances are present, an impairment loss would be recognized if the sum of the expected future net cash flows is less than the carrying amount of the asset. Management performed an assessment of the market value of the assets on the balance sheet as of December 31, 2007. This assessment resulted in management concluding that these assets no longer retain the value previously stated on the books of the Company. This conclusion resulted in the company writing off $271,787 in a clean room facility, $31,891 of lab equipment, $854 of office equipment and $12,456 of office furniture. The accumulated depreciation associated with these assets totaled $23,300, $24,037, $828 and $9,194 respectively. The total loss on asset impairment for these assets amounted to $257,531 for the year ended December 31, 2007.

NOTE 4 - INTANGIBLE ASSETS

Patents and Patents Pending

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over seventeen years. Patents prior to 1998 were abandoned in prior years; therefore, an abandonment loss on patents of $14,851 was recognized. Patents in the amount of $110,162 and $92,500, net of amortization, were abandoned in the years ended December 31, 2007 and 2006, respectively.

In accordance with Statement of Financial Accounting Standards No. 144 , “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company reviews identified intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If such events or changes in circumstances are present, an impairment loss would be recognized if the sum of the expected future net cash flows is less than the carrying amount of the asset. It has been determined that the remaining patent portfolio is fully impaired under the current business plan of the company. The impairment loss for the patents for the year ended December 31, 2007 amounted to $857,816.

Management is attempting to sell the Company’s patent portfolio; however, at this time, the Company has not entered into any agreement for the sale of its patents.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

The following is a summary of the costs of patents and patents pending:

		Accumulated	Net
	Cost	Amortization	Amount
Balance, December 31, 2005	1,063,192	(170,644)	892,548
2006 Activity	86,942	(75,486)	11,456
Abandonment of Patents	(120,000)	34,783	(85,217)

Pending Patent expenses conveyed in payment of liability	(39,500)	-	(39,500)
Balance at December 31, 2006	990,634	(211,347)	779,287
2007 Activity	26,019	(59,666)	(33,647)
Abandonment of Patents	(158,837)	48,675	(110,162)
Impairment of Patents	(857,816)	222,339	(745,640)
Balance at December 31, 2007	$-	$-	$-

The following is a summary of the costs of patents separated into pending and granted:

	2007	2006
Pending Patents	$575,810	$712,941
Granted Patents	282,006	277,693
	$857,816	$990,634

NOTE 5 - CONCENTRATIONS

Bank Accounts and Investments

The Company maintains cash on deposit in Illinois.

The funds reflect a balance of the following accounts at December 31, 2007:

Regular Checking	$11,971
Money Market	6,608,689
Restricted Cash	1,000,000
Total	$7,620,660

At December 31, 2007, $7,520,660 of these amounts were in excess of FDIC insured limits.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 6 - RELATED PARTY TRANSACTIONS

On December 18, 2007, Richard P Kiphart, Chairman of the Board of Directors of the Company, purchased an aggregate of 181,818,182 shares (“New Shares”) of Company common stock, $0.001 par value, at $0.011 per share, for the aggregate sum of $2,000,000 (“New Capital”). The Company has received the New Capital. The Company used the New Capital to make the investment described in Note 7 and intends to use the balance for additional working capital.

NOTE 7 - INVESTMENTS

On December 18, 2007, the Company and Organic Farm Marketing, LLC (“OFM”), a Wisconsin limited liability company, entered into an agreement whereby the Company will arranged for The Northern Trust Company of Chicago, Illinois (“Bank”) to issue a $1.0 million irrevocable letter of credit (“Letter of Credit”) for the benefit of the Wisconsin Department of Agriculture, Trade and Consumer Protection (“Wisconsin Department”), the designee of OFM. As collateral for repayment of funds advanced under the Letter of Credit, the Company pledged to the bank a certificate of deposit in the amount of $1.0 million. OFM’s obligations to reimburse the Company for payments made by the Company to the Bank are evidenced by a promissory note (“OFM Note”) and a reimbursement agreement (“Reimbursement Agreement”) secured by OFM’s assets. OFM further agreed to pay a cash fee of $50,000 and issue to the Company 5,000 units of OFM as payment for obtaining the Letter of Credit.

The Company also loaned to OFM the sum of $800,000 to be used for working capital and to repurchase a member’s interest in OFM. OFM issued to the Company a convertible note (“Convertible Note”) in the principal amount of $800,000, which bears interest at 10% per annum, payable quarterly. The Convertible Note has a stated maturity date of May 17, 2009, subject to acceleration upon default by OFM. Commencing June 18, 2008, the Convertible Note is convertible into OFM units at the conversion rate of $10.00 per unit. The loan also is secured by all of OFM’s assets.

Prior to the Company entering into the OFM Transaction, Richard P. Kiphart, the Company’s Chairman of the Board, made loans to OFM in April and June, 2007, evidenced by convertible notes (collectively “Kiphart Convertible Notes”), which notes are secured by OFM’s assets. Mr. Kiphart and the Company agreed that Mr. Kiphart will subordinate his claims under the Kiphart Convertible Notes to the Company’s claims against OFM relative to the OFM Note and the Reimbursement Agreement. The Company’s claims also will be senior to Mr. Kiphart as to payment and rights to collateral securing the OFM Note and the Reimbursement Agreement. Mr. Kiphart agreed that the Company’s Convertible Note will rank on the same priority as to payment and rights to collateral as the Kiphart Convertible Notes.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Information regarding the number of shares issued and consideration received is as follows:

	Common Stock
	Average price per share	Shares	Amount	Additional Paid-in Capital
Common stock issued for cash:
1985	$0.50	100,000	$100	$49,900
1986	1	639,500	640	678,861
1987	1	850,500	851	759,650
1988	1	25,000	25	24,975
1993	0.25	2,402,000	2,402	475,900
1995	0.05	1,000,000	1,000	49,000
1996	0.05	520,000	520	25,480
1997	0.09	1,800,500	1,801	153,749
1998	0.1	305,000	305	30,195
1999	0.05	3,158,000	3,158	151,993
2006	0.015	359,999,998	360,000	5,040,000
2007	0.01	221,060,070	221,060	2,367,568
		591,860,568	591,861	9,807,271

Common stock issued for patents assigned:
1984	0.01	550,000	5,500	0
1985, adjustment to reflect change in number and par value of shares outstanding		2,750,000	-2,200	2,200
		3,300,000	3,300	2,200

Common stock issued for acquisitions:
1985	0.01	13,333,500	13,334	-41,112

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

	Common Stock
	Average price per share	Shares	Amount	Additional Paid-in Capital
Common stock issued for note receivable:
1986	1	10,000	10	9,990
2000	0.05	4,932,380	4,932	241,687
		4,942,380	4,942	251,677
Common stock returned in payment of notes receivable:
2003	0.16	-1,603,789	-1,604	-238,964

Contribution of additional paid-in capital:
1991	-	-	-	35,825
1999	-	-	-	28,098
2000	-	-	-	9,735
2001	-	-	-	8,113
2002	-	-	-	5,635
2003	-	-	-	4,230
2004				4,480
2005		-	-	4,455
2006		-	-	3,332
		-	-	103,903

Stock subscriptions:
1999	0.05	650,000	650	31,850

Cancellation of escrowed shares in 1999	0.001	-850,000	-850	850
Reissued escrowed shares cancelled in error:
2001	0.001	850,000	850	-850
		-	-	-

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

	Common Stock
	Average price per share	Shares	Amount	Additional Paid-in Capital
Common stock issued for services (1):
1988	0.5	25,000	25	12,475
1989	0.38	25,000	25	9,475
1990	0.66	37,375	37	24,635
1991	0.51	159,500	160	81,010
1992	0.75	62,500	62	46,563
1993	0.25	120,000	120	29,880
1996	0.05	308,500	308	13,832
1997	0.05	155,500	155	7,619
1999	0.05	99,190	99	4,860
2005	0.19	315,789	315	59,684
		1,308,354	1,306	290,033
Common stock issued to replace unrecorded certificates:
1988	0.001	1,200	1	-1
1992	0.001	500	1	-1
2000	0.001	100,000	100	-100
		101,700	102	-102

Common stock issued for forgiveness of accounts payable (1):
1990	0.5	25,000	25	12,475
1996	0.05	150,000	150	7,350
2006	0.015	10,989,133	10,989	5,859,894
		11,164,133	11,164	5,879,719

Common stock issued in payment of notes payable (1):
1993	0.25	200,000	200	49,800
2000	0.05	1,714,995	1,715	84,035
2006	0.015	1,568,004	1,568	21,952
		3,482,999	3,483	155,787

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

	Common Stock
	Average price per share	Shares	Amount	Additional Paid-in Capital

Common stock issued for commissions (1):
1993	0.001	1,260,000	1,260	-

Common stock issued for convertible debt:
2001	0.25	1,605,346	1,605	399,504
2002	0.25	1,147,706	1,147	285,781
2004	0.25	788,991	789	196,460
2005	0.25	10,896,275	10,898	2,654,496
2006	0.015	519,656,389	519,656	7,454,921
		534,094,707	534,095	10,991,162

Expiration of stock options
2005	-	-	-	359,638
2006	-	-	-	39,200
2007	-	-	-	1,900
		-	-	361,538

Correction of Stock Options				-39,200

Stock warrants exercised:
2003 (cashless exercise)	0.05	151,846	152	7,059
2004 (cashless exercise)	0.16	47,917	48	7,752
		199,763	200	14,811
Stock warrants expired:
2007		-	-	15,480

Stock options exercised:
1997	0.01	325,000	325	2,929
2000	0.01	350,000	350	3,150
2002	0.04	150,000	150	5,850
2003	0.01	150,000	150	1,350

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

	Common Stock
	Average price per share	Shares	Amount	Additional Paid-in Capital
		975,000	975	13,279
Total		1,167,621,940	$1,167,621	$27,763,610

(1)	Per share amounts determined by information deemed most reliable based on circumstances of each case: trading price at time of issuance or value of services received.

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

Preferred Stock

The Company is authorized to issue 20,000,000 shares of non-assessable $0.001 par value preferred stock. As of December 31, 2007, the Company has not issued any preferred stock.

Common Stock

The Company is authorized to issue 2,000,000,000 shares of non-assessable $0.001 par value common stock. Each share of stock is entitled to one vote at the annual shareholders’ meeting.

As a result of the rights offering in July 2007, 39,251,888 shares of common stock were purchased at $0.015 per share. On December 18, 2007, Richard P. Kiphart, the Company’s Chairman of the Board of Directors, purchased an aggregate of 181,818,182 shares of Company common stock, $0.001 par value, at $0.011 per share, for the aggregate sum of $2,000,000.

Stock Options

An adjustment was made in the amount of $39,200 to the balance of Stock Options to reverse a transaction that was inadvertently counted twice in 2006. The offsetting entry was to Additional Paid in Capital, there was no effect to net income.

Stock Bonus Plan

The Board of Directors approved a 2007 Omnibus Equity Incentive Plan (“2007 Plan”) for directors, officers, employees and consultants of the Company. The 2007 Plan sets the number of shares of Company common stock reserved for grants, options and other awards at 100,000,000 shares subject to annual increases of 3% of the issued and outstanding shares of common stock as of January 1st of each year. The 2007 Plan is subject to stockholder approval which has not been received yet.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Pursuant to the 2007 Plan, the Board of Directors approved the grant to each director (excluding Christopher W. Capps) of stock options to purchase up to 2,000,000 shares of Company common stock at an exercise price of $0.013 per share. The options vest as of the date of grant on November 21, 2007.

Pursuant to the 2007 Plan, the Board of Directors granted to Christopher W. Capps, President and Chief Executive Officer of the Company, stock options to purchase up to 50,000,000 shares of Company common stock at an exercise price of $0.013 per share. These stock options will vest 25% annually over four years, commencing November 21, 2008, and each November 21st thereafter, so long as Mr. Capps is employed or otherwise provides services to the Company. Management calculates the current value of these options is $540,800 on the date of grant. This amount was calculated using the Black-Scholes model.

As previously reported, the Company agreed to grant to John L. Drew, Chief Financial Officer, stock options to purchase up to 10,000,000 shares of Company common stock. The stock options are granted pursuant to the 2007 Plan and vest one-third annually over three years commencing August 1, 2008, and each August 1st thereafter, so long as he is employed at the Company. The date of grant for those options was set at November 21, 2007, which is the same grant date for the stock options granted to Christopher W. Capps and the other directors of the Company, as reported herein. The exercise price for the stock options granted to Mr. Drew is $0.013 per share. Management calculates that these options have a current value of $153,495on the date of grant. This amount was calculated using the Black-Scholes model.

NOTE 9 - NON-CASH COMMITMENT AND WARRANTS

During 2003, the Company issued warrants to purchase a total of 100,000 shares of common stock to two outside consultants. These warrants have an exercise price of $0.16 per share, expire in seven years, and fully vest n 2006. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock warrants: strike price at $0.16, risk free interest rate of 5%, expected life of seven years, and expected volatility of 82% with no dividends expected to be paid. The Company recorded an expense for the value of these warrants based upon these Black Scholes assumptions of $36,900 ($0.123 per option).

During the year ended December 31, 2004, a warrant to purchase 100,000 shares of common stock was exercised using the cashless conversion feature, resulting in the issuance of 47,917 shares of common stock.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

During 2005, the Company granted warrants to purchase up to 380,000 shares of common stock at an exercise price of $0.10 - $0.20 per share for services. Subject to the terms of such warrants, 340,000 warrants are presently exercisable, and expire February 24, 2015 through August 24, 2015. The remaining 40,000 warrants vest 1/3 each year commencing December 31, 2006, with a value of $4,920 being recorded as an expense each year.

In 2007, $15,480 of warrants that should have been deemed expired in 2005 and 2006 were transferred to additional paid in capital.

Summarized information about stock warrants outstanding and exercisable at December 31, 2007 is as follows:

	Number of warrants	Weighted Average Remaining Life	Average exercise price
Outstanding	5,170,894	2.51	$0.16
Exercisable	5,130,894	2.47	$0.16

NOTE 10 - INCOME TAXES

FAS 109

The following is a reconciliation of income tax, computed at the federal statutory rate, to the provision for taxes:

	December 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Federal tax (benefit)	$(373,200)	(34)%	$(436,000)	(34)%
California State tax (benefit)	(0)	(8)%	(73,000)	(8)%
Illinois State tax (benefit)	(80,100)	(7.3)%	(23,000)	(7.3)%
Valuation allowance	453,300	42%	532,000	42%

	$-	-	$-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax assets at December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006
Deferred tax asset:
Net operating loss carryforwards	$4,953,000	$4,570,000
General business credit carryforwards	95,000	95,000
Excess book accumulated amortization	21,000	21,000
	5,069,000	4,686,000
Deferred tax liabilities:
Excess tax accumulated depreciation	3,000	3,000
Total deferred tax asset	5,066,000	4,683,000
Valuation allowance for deferred tax asset	(5,066,000)	(4,683,000)
Net deferred tax asset	$-	$-

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

At December 31, 2007, the Company has federal net operating loss carryforwards of approximately $11,842,000, which expire in the years 2008 through 2027, state net operating loss carryforwards of approximately $11,797,000, which expire in the years 2010 through 2016, and general business credit carryforwards of approximately $95,000, which expire in the years 2012 through 2023. Not included in the calculation of deferred tax assets are temporary differences of $256,000. At December 31, 2007 and 2006, federal net operating losses expired in the amount of approximately $199,262 and $219,832, respectively.

FIN 48

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company classifies interest and penalties as a component of the provision for income taxes.

Income tax expense for the year ended December 31, 2007 includes no interest and penalties. As of December 31, 2007, we have no accrued interest and penalties related to uncertain tax positions.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.

The Company has determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within twelve months of the adoption of FIN 48.

We file income tax returns in the U.S. federal, various and states jurisdictions. The statute of limitations remains open for 2003, 2004, and 2005. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2006.

As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 11 - SUBSEQUENT EVENTS

On March 12, 2008, the Company and Richard P. Kiphart, Chairman of the Board of the Company, agreed to provide Lime Energy, Inc. (“LEC”) (NASDAQ:LIME), a developer, manufacturer and integrator of energy saving technologies, with a $3 million revolving line of credit, for which the Company and Mr. Kiphart each will be responsible to fund up to $1.5 million. The Company and Mr. Kiphart will fund the line of credit and receive principal and interest payments on a pro-rata basis.

The LEC note matures on March 31, 2009, and bears interest at 17% per annum payable quarterly, with 12% payable in cash and the remaining 5% to be capitalized and added to the principal balance of the note. The note also provides for payment quarterly of an unused funds fee of 4% per annum, as well as a fee payable upon termination of the facility prior to its scheduled maturity. LEC may borrow any amount during the term of the note, so long as it is not in default at the time of the advance.

Mr. Kiphart is also the Chairman of the Board of LEC and its largest individual investor, and Mr. David Valentine, one of the Company’s directors, is also a director of LEC.