Form 10-Q
period 2008-03-31
ADVANCED BIOTHERAPY INC
filed 2008-05-15
CIK 791833

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

for the transition period from ____________ to ______________

Commission file number 0-26323

ADVANCED BIOTHERAPY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	51-0402415
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

227 West Monroe, Suite 3900, Chicago, IL	60606
(Address of Principal Executive Offices)	(Zip Code)

(312) 701-0793
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES ☒ NO

Number of shares of registrant’s common stock outstanding as of May 5, 2008: 1,167,621,940 shares of common stock, $0.001 par value.

TABLE OF CONTENTS

ITEM			PAGE

PART I

1.	Financial Statements

	a.	Balance Sheets - March 31, 2008 (unaudited) and December 31, 2007	1

	c.	Statements of Operations -- Three Months Ended March 31, 2008 (unaudited), March 31, 2007 (unaudited) and from Inception through March 31, 2008 (unaudited)	2

	d.	Statement of Cash Flows - Three Months Ended March 31, 2008 (unaudited), March 31, 2007 (unaudited) and from Inception through March 31, 2008 (unaudited)	3

	e.	Condensed Notes to Financial Statements	4

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		7

4T.	Controls and Procedures		8

PART II.

6.	Exhibits		10

PART I

ITEM 1. FINANCIAL STATEMENTS

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED BALANCE SHEETS

	March 31,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$5,064,997	$6,620,659
Interest receivable	16,438	20,328
Total Current Assets	5,081,435	6,640,987

PROPERTY, PLANT AND EQUIPMENT, net	14,004	-

OTHER ASSETS
Equity investment - Organic Farm Marketing	50,000	50,000
Note receivable - Organic Farm Marketing	800,000	800,000
Restricted cash	2,500,000	1,000,000
Total Other Assets	3,350,000	1,850,000

TOTAL ASSETS	$8,445,440	$8,490,987

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$75,300	$34,997
Accounts payable - related party	894	2,422
Total Current Liabilities	76,195	37,419

Total Liabilities	76,195	37,419

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001; 20,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized,
1,167,621,940 shares issued and outstanding	1,167,621	1,167,621
Additional paid-in capital	27,763,610	27,763,610
Stock options and warrants	1,716,559	1,716,559
Deficit accumulated during development stage	(22,278,545)	(22,194,222)
Total Stockholders' Equity	8,369,245	8,453,568

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,445,440	$8,490,987

The accompanying condensed notes are an integral part of these financial statements

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

			From Inception
			(December 2, 1985)
	Three Months Ended March 31,		through
	2008	2007	31-Mar-08
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$89,947

OPERATING EXPENSES
Research and development	-	-	3,925,134
Promotional fees	-	-	62,570
Professional fees	135,423	86,353	3,788,120
Business development	-	-	121,000
Consulting - research and development (non-cash)	-	-	1,388,229
Warrants - scientific advisory board	-	-	6,820
Options expense - directors	-	-	192,649
Directors' fees	-	-	443,253
Depreciation and amortization	1,273	19,373	1,044,183
Administrative salaries and benefits	22,901	-	1,566,261
Insurance	-	-	324,452
Shareholder relations and transfer fees	5,039	10,500	399,583
Rent	-	-	361,578
Travel and entertainment	89	-	332,852
Telephone and communications	392	178	66,302
Office	151	96	84,904
General and administrative	14,295	22,924	900,618
Total Operating Expenses	179,564	139,424	15,008,510

LOSS FROM OPERATIONS	(179,564)	(139,424)	(14,918,563)

OTHER INCOME (EXPENSES)
Miscellaneous income	-	-	27,682
Interest and dividend income	78,802	79,232	641,475
Income from extension of line of credit	16,438	-	116,438
Internal gain on sale of securities	-	-	157,520
Forgiveness of debt	-	-	2,192,836
Forgiveness of payables	-	-	45,396
Loss on uncollectable notes receivable	-	-	(70,770)
Loss on disposal of office equipment	-	-	(259,755)
Loss on abandonment of patents	-	-	(881,814)
Interest expense	-	(220)	(9,328,992)
Total Other Income (Expenses)	95,240	79,012	(7,359,982)

LOSS BEFORE INCOME TAXES	(84,324)	(60,412)	(22,278,545)

INCOME TAXES	-	-	-

NET LOSS	$(84,324)	$(60,412)	$(22,278,545)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON STOCK
SHARES OUTSTANDING	966,182,814	946,561,870

The accompanying condensed notes are an integral part of these financial statements

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			From Inception
			(December 2, 1985)
	Three Months Ended March 31,		through
	2008	2007	March 31, 2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(84,324)	$(60,412)	$(22,278,545)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	1,273	19,373	986,294
Loss on disposal of equipment	-	-	259,755
Loss on impairment of patents	-	-	881,815
Loss on uncollectable notes receivable	-	-	46,618
Investment income	-	-	(157,520)
Expenses paid through issuance of common stock	-	-	566,176
Expenses paid through issuance		-
warrants and options	-	- -	1,892,931
Accrued interest paid by convertible debt	-	-	5,609,076
Beneficial conversion	-	-	5,859,894
Expenses paid through contribution
of additional paid-in capital	-	-	68,078
Conveyance of patent in lieu of payable	-	- -	39,500
Organization costs	-		(9,220)
Decrease (increase) in assets:
Deposits and prepaid expenses	-	-	(61,687)
Interest receivable	3,890	(757)	(152,612)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	40,304	(39,232)	207,841
Accounts and notes payable, related parties	(1,528)	-	242,062
Net cash provided by (used) in operating activities	(40,384)	(80,808)	(5,999,544)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(15,278)	-	(400,617)
Investments in companies	-	-	(850,000)
Increase in restricted cash	(1,500,000)	-	(2,500,000)
Acquisition of patents	-	(19,080)	(1,317,565)

Net cash used in investing activities	(1,515,278)	(19,080)	(5,068,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	8,078,313
Internal gain on sale of securities	-	-	2,525,088
Proceeds from convertible notes	-	-	6,754,000
Proceeds from notes payable	-	-	(1,025,992)
Payments on notes payable	-	-	(198,686)

Net cash provided by (used) in financing activities	-	-	16,132,723

Net increase in cash	(1,555,662)	(99,888)	5,064,997

Cash, beginning	6,620,659	6,082,344	-

Cash, ending	$5,064,997	$5,982,456	$5,064,997
-
SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest expense paid	$-	$-	$341,166
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for a loan payable	$-	$1,414,500	$3,042,381
Common stock issued for notes receivable	$-	$-	$246,619
Common stock returned in payment of
notes and interest receivable	$-	$-	$240,568
Common stock issued on cashless exercise of warrants	$-	$156,620	$328,251
Accrued interest paid by convertible debt	$-	$505,203	$3,370,519
Common stock issued for convertible debt	$-	$5,857,830	$10,544,986
Forgiveness of debt	$-	$-	$145,400

The accompanying condensed notes are an integral part of these financial statements

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

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

The Company was primarily engaged in the research and development for the treatment of autoimmune diseases in humans, most notably, multiple sclerosis, rheumatoid arthritis, and certain autoimmune skin diseases and AIDS, until 2007 when the Company decided to discontinue such research and development. The Company’s fiscal year-end is December 31. The Company is a development stage enterprise.

The Company has been in the development stage since its formation in 1985 and has not realized any significant revenues from its planned operations. Management’s goal is to acquire control or non-control investments in one or more revenue generating companies.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements included in our annual reports on Form 10-KSB.for the year ended December 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

Accounting for Long-Lived Assets
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company has adopted this statement and has made certain adjustments to the carrying value of its assets, specifically patents, equipment, and furniture, at December 31, 2007. See Note 3.

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

Loans Receivable
Loans are stated at their unpaid principal balance adjusted for unamortized premiums and unearned discounts and deferred loan fees and costs.  Interest income is computed using the simple interest method and is recorded in the period earned. The company determines that principle or interest payments paid later than 60 days past the due date, or otherwise governed by the loan agreement, is considered to be in default.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to thirty-nine years.

The following is a summary of property, equipment and accumulated depreciation at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Cost:
Office equipment	$15,278	$12,922
Furniture and fixtures	-	10,082
Total assets	15,278	23,004
Less accumulated depreciation	(1,273)	(23,004)
Net fixed assets	$14,004	$-

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

Depreciation expense for the three months ended March 31, 2008 and 2007 were $1,273 and $4,524, respectively.

NOTE 4 - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 20,000,000 shares of non-assessable $0.001 par value preferred stock. As of March 31, 2008, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 2,000,000,000 shares of non-assessable $0.001 par value common stock. Each share of common stock is entitled to one vote. During the three months ended March 31, 2008 no shares were issued.

NOTE 5- CONCENTRATIONS

Bank Accounts and Investments
The Company maintains cash on deposit in Illinois. As of March 31, 2008, all of the deposits are insured by the FDIC up to $100,000 per account.

The funds in Illinois reflect a balance of the following accounts:

Restricted Cash	$2,500,000
Regular Checking	14,078
Money Market	5,050,919
Total	$7,564,997
At March 31, 2008, $6,308,361 of these amounts were in excess of FDIC insured limits.

NOTE 6- INVESTMENTS

Organic Farm Marketing
On December 18, 2007, the Company and Organic Farm Marketing, LLC (“OFM”), a Wisconsin limited liability company, entered into an agreement whereby the Company arranged for The Northern Trust Company of Chicago, Illinois (“Bank”) to issue a $1.0 million irrevocable letter of credit (“Letter of Credit”) for the benefit of the Wisconsin Department of Agriculture, Trade and Consumer Protection (“Wisconsin Department”), the designee of OFM. As collateral for repayment of funds advanced under the Letter of Credit, the Company pledged to the bank a certificate of deposit in the amount of $1.0 million. OFM’s obligations to reimburse the Company for payments made by the Company to the Bank are evidenced by a promissory note (“OFM Note”) and a reimbursement agreement (“Reimbursement Agreement”) secured by OFM’s assets. OFM further agreed to pay a cash fee of $50,000 and issue to the Company 5,000 units of OFM as payment for obtaining the Letter of Credit.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

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

Lime Energy Inc.
On March 12, 2008, the Company and Richard P. Kiphart, Chairman of the Board of the Company, agreed to provide Lime Energy, Inc. (“LIME”) (NASDAQ:LIME), a developer, manufacturer and integrator of energy saving technologies, with a $3 million revolving line of credit, for which the Company and Mr. Kiphart each will be responsible to fund up to $1.5 million. The Company and Mr. Kiphart will fund the line of credit and receive principal and interest payments on a pro-rata basis. As of March 31, 2008, LIME had not requested any advances on the line of credit.

The LIME note matures on March 31, 2009, and bears interest at 17% per annum payable quarterly, with 12% payable in cash and the remaining 5% to be capitalized and added to the principal balance of the note. The note also provides for payment quarterly of an unused funds fee of 4% per annum, as well as a fee payable upon termination of the facility prior to its scheduled maturity. LIME may borrow any amount during the term of the note, so long as it is not in default at the time of the advance.

Mr. Kiphart is also the Chairman of the Board of LIME and its largest individual investor, and Mr. David Valentine, one of the Company’s directors, is also a director of LIME.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. All statements other than statements of historical facts are forward-looking statements, including any statements of the plans and objectives of management for future operations, any statements concerning proposed new product candidates and prospects for regulatory approval, any projections of revenue earnings or other financial items, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Some of these forward-looking statements may be identified by the use of words in the statements such as "anticipate," "estimate," “could,” "expect," "project," "intend," "plan," "believe,” “seek,” “should,” “may,” “will,” “assume,” “continue,” or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We caution you that our performance and results could differ materially from what is expressed, implied, or forecast by our forward-looking statements due to general financial, economic, regulatory and political conditions affecting the biotechnology and pharmaceutical industries as well as more specific risks and uncertainties. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. Future operating results and the Company’s stock price may be affected by a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1. Business,” and all subsections therein, including, without limitation, the subsection “Factors That May Affect the Company,” and Item 5. the “Market for registrant's Common Stock and Related Stockholder Matters,” all contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission.

OVERVIEW

The Company had $5,064,997 in available cash at March 31, 2008. As of March 31, 2008, $1,000,000 of cash has been restricted due to a bond that has been secured for Organic Farm Marketing, LLC. Also, $1,500,000 has been restricted as a line of credit to Lime Energy, Inc. Our total cash balance as of March 31, 2008 is $7,564,997 of which $2,500,000 is restricted bringing our available cash position to $5,064,997. This amount of cash is projected to be adequate to meet the Company’s projected minimum cash requirements for operations for the next 12-month period ending March 31, 2009, of approximately $350,000 to $400,000. Currently, the Company’s only source of income is from interest earned on its cash and investments. Based upon the Company’s current business plan, management believes that for the period ending March 31, 2008, the earned interest will be sufficient to fund approximately 45% to 55% of our projected operating expenses excluding certain non-recurring expenses. The Company, however, does not have a source of revenue to continue its operations beyond the currently available funds.

As previously reported, the Company has ceased all research and development projects and new patent applications. It is expected that the Company’s current position regarding use of its funds for research and development and patent matters will continue during the next 12 months, unless otherwise determined by the Board of Directors.

The Company’s business plan for 2008 continues to principally focus on the following three specific elements:

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

We have a history of operating losses and have not generated any revenue. At March 31, 2008, we had an accumulated deficit of $22,278,545. The amount of time required to reach sustained profitability is highly uncertain.

Subject to the acquisition of a revenue-generating business which is one of the objectives of the Company’s business plan for 2008, the Company does not expect to purchase any significant equipment.

RESULTS OF OPERATIONS

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

LIQUIDITY AND CAPITAL RESOURCES (SUBSEQUENT EVENT)

To date, we have financed our operations through private placements of equity and convertible debt securities. The Company had $5,064,997 in available cash and $2,500,000 in restricted cash at March 31, 2008, and had issued and outstanding 1,167,621,940 shares of its Common Stock.

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO 2007

For the three months ended March 31, 2008, the Company realized a net loss of $84,324 compared to a net loss of $60,412 for the three months ended March 31, 2007. The Company had decreases in expenses and increases in interest income over the three months ended March 31, 2007, consisting primarily of the following: decreased general and administrative expenses by $8,629, decreased shareholder and transfer agent fees of $5,461, decreased depreciation and amortization of $18,100, and increased interest and dividend income of $16,008, offset by an increase in administrative salaries of $22,901, and increased professional fees of $49,070.

4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

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

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description of Exhibit
2.1
Agreement of Merger dated as of July 14, 2000, between the registrant, a Delaware corporation, and Advanced Biotherapy Concepts, Inc., a Nevada corporation. Filed as Appendix A to registrant’s Proxy Statement dated July 14, 2000, and incorporated herein by reference.

3.1	Certificate of Incorporation of registrant. Filed as an exhibit to registrant’s 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference. [1]

3.2	Bylaws of registrant. Filed as an exhibit to registrant’s 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference.[2]

3.3	Certificate of Amendment of Certificate of Incorporation of registrant filed December 26, 2002, in the office of the Delaware Secretary of State.[3]

3.4	Form of Amendment to Certificate of Incorporation. Filed as an exhibit to registrant’s Form 8-K on October 16, 2006.

4.1	Form of registrant’s Common Stock Certificate. Filed as an exhibit to registrant’s Form 10-QSB filed on June 10, 1999, and incorporated herein by reference.

10.18	Form of Share Purchase and Debt Restructure Agreement. Filed as an exhibit to registrant’s Form 8-K on August 30, 2006.[4]

10.19	Investment Agreement. Filed as an exhibit to registrant’s Form 8-K on December 21, 2007.

10.20	OFM Secured Promissory Note. Filed as an exhibit to registrant’s Form 8-K on December 21, 2007.

10.21	OFM Convertible Note. Filed as an exhibit to registrant’s Form 8-K on December 21, 2007.

10.22	OFM General Business Security Agreement. Filed as an exhibit to registrant’s Form 8-K on December 21, 2007.

10.23	OFM Reimbursement Agreement. Field as an exhibit to registrant’s Form 8-K on December 21, 2007.

10.24	Intercreditor Agreement. Filed as an exhibit to registrant’s Form 8-K on December 21, 2007.

10.25	The Northern Trust Company Pledge Agreement (Deposit Account). Filed as an exhibit to registrant’s Form 8-K on December 21, 2007.

10.26	Subscription Agreement. Filed as an exhibit to registrant’s Form 8-K on December 21, 2007.

10.27	Revolving Line of Credit Note. Filed as an exhibit to registrant’s Form 8-K on March 14, 2008.

10.28	Note Issuance Agreement. Filed as an exhibit to registrant’s Form 8-K on March 14, 2008.

31.1	Rule 13a-14 Certification dated May 13, 2008 by Christopher W. Capps, President and Chief Executive Officer.*

31.2	Rule 13a-14 Certification dated May 13, 2008 by John L. Drew, Chief Financial Officer and Controller.*

32.1	Section 1350 Certification dated May 13, 2008 by Christopher W. Capps, President and Chief Executive Officer.*

32.2	Section 1350 Certification dated May 13, 2008 by John L. Drew, Chief Financial Officer and Controller.*

1 Exhibit 3.1 was erroneously identified as Exhibit 2.2 in the original filing and is correctly identified herein.
1 Exhibit 3.2 was erroneously identified as Exhibit 2.3 in the original filing and is correctly identified herein.
2 Exhibit 3.3 was erroneously identified as Exhibit 2.4 in the original filing and is correctly identified herein.
2 Exhibit 10.18 was erroneously identified as Exhibit 10.17 in the original filing and is correctly identified herein.

*Filed Herewith

(b) Reports on Form 8-K

The registrant filed the following reports on Form 8-K during the quarter ended March 31, 2008:

March 14, 2008. The registrant announced that on March 12, 2008, the Company and Richard P. Kiphart, Chairman of the Board of the Company, agreed to provide Lime Energy, Inc., a developer, manufacturer and integrator of energy saving technologies, with a $3 million revolving line of credit, for which the Company and Mr. Kiphart each are responsible to fund up to $1.5 million.

SIGNATURES
FORM 10-Q
For the Quarter Ended March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of May, 2008.

ADVANCED BIOTHERAPY, INC.
(registrant)

By:	/s/ Christopher W. Capps	By:	/s/ John L. Drew
	Christopher W. Capps		John L. Drew
	President and Chief		Chief Financial Officer and Controller
Executive Officer