Form 10-Q
period 2008-09-30
ADVANCED BIOTHERAPY INC
filed 2008-11-14
CIK 791833

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2008

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
☐ YES ☒ NO

Number of shares of registrant’s common stock outstanding as of September 30, 2008: 1,167,621,940 shares of common stock, $0.001 par value.

TABLE OF CONTENTS

ITEM			PAGE

		PART I.

1.	Financial Statements

	a.	Balance Sheets – September 30, 2008 (unaudited)
		and December 31, 2007	1

	c.	Statements of Operations — Three Months Ended September 30, 2008 (unaudited), September 30, 2007 (unaudited); Nine Months Ended September 30, 2008 (unaudited), September 30, 2007 (unaudited), and from Inception through September 30, 2008 (unaudited)	2

	d.	Statements of Cash Flows – Nine Months Ended September 30, 2008 (unaudited), September 30, 2007 (unaudited) and from Inception through September 30, 2008 (unaudited)	3

	e.	Condensed Notes to Interim Financial Statements	4

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		9

4T.		Controls and Procedures	11
		PART II.
6.		Exhibits	12

PART I

ITEM 1. FINANCIAL STATEMENTS

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED BALANCE SHEETS

	September 30,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$4,978,391	$6,620,659
Interest receivable	84,555	20,328
Note receivable - Organic Farm Marketing	800,000	800,000
Notes receivable - Lime Energy	1,500,000	-
Total Current Assets	7,362,947	7,440,987

PROPERTY, PLANT AND EQUIPMENT, net	11,458	-

OTHER ASSETS
Equity investment - Organic Farm Marketing	50,000	50,000
Restricted cash	1,000,000	1,000,000
Total Other Assets	1,050,000	1,850,000

TOTAL ASSETS	$8,424,405	$8,490,987

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$65,230	$34,997
Accounts payable - related party	1,265	2,422
Total Current Liabilities	66,495	37,419

Total Liabilities	66,495	37,419

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized, 1,167,621,940 shares issued and outstanding	1,167,621	1,167,621
Additional paid-in capital	27,730,277	27,763,610
Stock options and warrants	1,749,892	1,716,559
Deficit accumulated during development stage	(22,289,880)	(22,194,222)
Total Stockholders' Equity	8,357,911	8,453,568

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,424,405	$8,490,987

The accompanying condensed notes are an integral part of these financial statements

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

					From Inception
					(December 2, 1985)
	Three Months Ended September 30,		Nine Months Ended September,		through
	2008	2007	2008	2007	September 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$89,947

OPERATING EXPENSES
Research and development	-	-	-	-	3,925,134
Promotional fees	-	-	-	-	62,570
Professional fees	81,217	44,549	290,225	253,290	3,942,922
Business development	-	-	-	-	121,000
Consulting - research and development (non-cash)	-	-	-	-	1,388,229
Warrants - scientific advisory board	-	-	-	-	6,820
Options expense - directors	-	-	-	-	192,649
Directors' fees	-	-	-	-	443,253
Depreciation and amortization	1,273	19,332	3,819	58,157	1,046,730
Administrative salaries and benefits	26,034	15,055	70,520	15,055	1,614,754
Insurance	-	-	-	-	324,452
Shareholder relations and transfer fees	3,387	41,236	14,154	68,709	408,698
Rent	-	-	-	-	361,578
Travel and entertainment	-	167	113	167	332,876
Telephone and communications	300	484	977	662	66,896
Office	22	380	772	476	85,525
General and administrative	1,354	3,898	20,444	49,614	906,767
Total Operating Expenses	113,587	125,101	401,023	446,129	15,230,853

LOSS FROM OPERATIONS	(113,587)	(125,101)	(401,023)	(446,129)	(15,140,906)

OTHER INCOME (EXPENSES)
Miscellaneous income	-	-	-	-	27,682
Interest and dividend income	34,470	84,405	150,672	240,038	720,804
Income from extension of line of credit	84,673	-	154,693	-	248,118
Internal gain on sale of securities	-	-	-	-	157,520
Forgiveness of debt	-	-	-	-	2,192,836
Forgiveness of payables	-	-	-	-	45,396
Loss on uncollectable notes receivable	-	-	-	-	(70,770)
Loss on disposal of office equipment	-	-	-	-	(259,755)
Loss on abandonment of patents	-	-	-	-	(881,814)
Interest expense	-	(268)	-	(488)	(9,328,992)
Total Other Income (Expenses)	119,143	84,137	305,366	239,551	(7,148,973)

INCOME /(LOSS) BEFORE INCOME TAXES	5,556	(40,964)	(95,658)	(206,578)	(22,289,880)

INCOME TAXES	-	-	-	-	-

NET INCOME / (LOSS)	$5,556	$(40,964)	$(95,658)	$(206,578)	$(22,289,880)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ nil	$ nil	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON STOCK SHARES OUTSTANDING	966,182,814	985,803,758	966,182,814	959,642,499

The accompanying condensed notes are an integral part of these financial statements

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			From Inception
			(December 2, 1985)
	Nine Months Ended September 30,		through
	2008	2007	September 30, 2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(95,658)	$(206,578)	$(22,289,880)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,819	58,157	988,841
Loss on disposal of equipment	-	-	259,755
Loss on impairment of patents	-	-	881,815
Loss on uncollectable notes receivable	-	-	46,618
Investment income	-	-	(157,520)
Expenses paid through issuance of common stock	-	-	566,176
Expenses paid through issuance warrants and options	-	- -	1,892,931
Accrued interest paid by convertible debt	-	-	5,609,076
Beneficial conversion	-	-	5,859,894
Expenses paid through contribution of additional paid-in capital	-	-	68,078
Conveyance of patent in lieu of payable	-	- -	39,500
Organization costs	-	-	(9,220)
Decrease (increase) in assets:
Deposits and prepaid expenses	-	(272)	(61,687)
Interest receivable	(64,227)	(2,273)	(220,730)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	30,233	(78,462)	197,771
Accounts and notes payable, related parties	(1,158)	879	242,433
Accrued interest	-	-	-
Net cash provided by (used) in operating activities	(126,990)	(228,550)	(6,086,150)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(15,277)	-	(400,617)
Investments in companies	(50,000)	-	(900,000)
Notes Receivable	(700,000)
Change in restricted cash	(750,000)	-	(1,750,000)
Acquisition of patents	-	(25,962)	(1,317,565)
Net cash used in investing activities	(1,515,277)	(25,962)	(4,368,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	39,242	8,078,313
Internal gain on sale of securities	-	549,386	2,525,088
Proceeds from convertible notes	-	-	6,754,000
Proceeds from notes payable	-	-	(1,025,992)
Payments on notes payable	-	(8,099)	(198,686)
Net cash provided by (used) in financing activities	-	580,529	16,132,723

Net increase in cash	(1,642,268)	326,017	5,678,391

Cash, beginning	6,620,659	6,082,344	-

Cash, ending	$4,978,391	$6,408,361	$4,978,391

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest expense paid	$-	$-	$341,166
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for a loan payable	$-	$-	$3,042,381
Common stock issued for notes receivable	$-	$-	$246,619
Common stock returned in payment of notes and interest receivable	$-	$-	$240,568
Common stock issued on cashless exercise of warrants	$-	$-	$328,251
Accrued interest paid by convertible debt	$-	$-	$3,370,519
Common stock issued for convertible debt	$-	$-	$10,544,986
Forgiveness of debt	$-	$-	$145,400

The accompanying condensed notes are an integral part of these financial statements

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1 – BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

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

The Company has been in the development stage since its formation in 1985 and has not realized any significant revenues from its planned operations. Management’s goal has been to acquire control or non-control investments in one or more revenue generating companies.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements included in our annual reports on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 – LIMITED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company adopted the provisions of SFAS No. 157 related to its financial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 - Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3 - Pricing inputs include significant inputs that are generally unobservable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to the Company’s needs.

As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheet as of September 30, 2008 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:
Equity Investment in Organic Farm Marketing	$50,000	$-	$-	$50,000
		-	-
	$50,000	$-	$-	$50,000

Our level 3 investments fair value is determined by using valuation models that use market-based and observable inputs.

Accounting Method
The Company’s financial statements are prepared using the accrual method of accounting.

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

The following is a summary of property, equipment and accumulated depreciation at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Cost:
Office equipment	$15,278	$12,922
Furniture and fixtures	-	10,082
Total assets	15,278	23,004
Less accumulated depreciation	(3,819)	(23,004)
Net fixed assets	$11,459	$-

ADVANCED BIOTHERAPY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Depreciation expense for the nine months ended September 30, 2008 and 2007 were $3,819 and $19,332, respectively.

NOTE 4 – CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 20,000,000 shares of non-assessable $0.001 par value preferred stock. As of September 30, 2008, the Company had not issued any preferred stock.

Common Stock
The Company is authorized to issue 2,000,000,000 shares of non-assessable $0.001 par value common stock. Each share of common stock is entitled to one vote. During the nine months ended September 30, 2008 no shares were issued.

NOTE 5– CONCENTRATIONS

Bank Accounts and Investments
The Company maintains cash on deposit in Illinois. As of September 30, 2008, all of the deposits are insured by the FDIC up to $250,000 per account.

The funds in Illinois reflect a balance of the following accounts:
Restricted Cash	$1,000,000
Regular Checking	20,000
Money Market	4,958,391
Total	$5,978,391

At September 30, 2008, $5,728,391 of these amounts were in excess of FDIC insured limits.

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
SEPTEMBER 30, 2008

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

NOTE 7- RELATED PARTY NOTES RECEIVABLE

Lime Energy, Inc.
On March 12, 2008, the Company and Richard P. Kiphart, Chairman of the Board of the Company, agreed to provide Lime Energy, Inc. (“LIME”) (NASDAQ:LIME), a developer, manufacturer and integrator of energy saving technologies, with a $3 million revolving line of credit, for which the Company and Mr. Kiphart each will be responsible to fund up to $1.5 million. The Company and Mr. Kiphart will fund the line of credit and receive principal and interest payments on a pro-rata basis. As of September 30, 2008, LIME has requested $1,500,000 on the line of credit. Advances in the amount of $250,000 were requested on May 19, 2008, May 28, 2008, June 9, 2008, July 3, July 10, and July 31, respectively. Mr. Kiphart subsequently has increased his loan commitment to LIME to $14,500,000, which will be repaid pro-rata with the Company’s loans.

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
SEPTEMBER 30, 2008

Mr. Kiphart is also the Chairman of the Board of LIME and its largest individual investor, and Mr. David Valentine, one of the Company’s directors, is also a director of LIME.

NOTE 8- SUBSEQUENT EVENTS

As of October 6, 2008, the $1.0 million irrevocable letter of credit for the benefit of the Wisconsin Department of Agriculture, Trade and Consumer Protection aforementioned in Note 6 has been released. This amount is no longer restricted cash, and upon maturity of the CD the funds will be transferred into the Northern Trust Money Market Account.

As of October 31, 2008, the Company entered into an amended and restated note issuance agreement with Lime Energy, Inc., pursuant to which the Company committed to provide an additional $3.0 million to Lime on the same terms as the line of credit described in Note 7 above, except that the conversion rate for the entire $4.5 million loan was adjusted to $4.76 per share. Advances in the amount of $250,000 were made on November 3, 2008, resulting in an outstanding principal balance of $1,750,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. All statements other than statements of historical facts are forward-looking statements, including any statements of the plans and objectives of management for future operations, any projections of revenue earnings or other financial items, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Some of these forward-looking statements may be identified by the use of words in the statements such as “anticipate,” “estimate,” “could,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “should,” “may,” “will,” “assume,” “continue,” or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We caution you that our performance and results could differ materially from what is expressed, implied, or forecast by our forward-looking statements due to general financial, economic, regulatory and political conditions, as well as more specific risks and uncertainties. The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control. Future operating results and the Company’s stock price may be affected by a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1. Business,” and all subsections therein, including, without limitation, the subsection “Factors That May Affect the Company,” and Item 5. the “Market for registrant’s Common Stock and Related Stockholder Matters,” all contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect. Therefore, you should not rely on any such forward-looking statements. Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission.

OVERVIEW

At September 30, 2008, the Company had a total cash balance of $5,978,391, of which $1,000,000 of cash was restricted due to its pledge as collateral for a bond that was secured for Organic Farm Marketing, LLC. As of October 6, 2008, such bond was terminated and the $1,000,000 in cash is no longer classified as restricted cash. This amount of cash is projected to be adequate to meet the Company’s projected minimum cash requirements for operations for the next 12-month period ending September 30, 2009, of approximately $350,000 to $400,000. Currently, the Company’s only source of income is from interest earned on its cash and investments. Based upon the Company’s current business plan, management believes that for the period ending September 30, 2009, the earned interest will be sufficient to fund approximately 45% to 55% of our projected operating expenses excluding certain non-recurring expenses. The Company, however, does not have a source of revenue to continue its operations beyond the currently available funds.

As previously reported, the Company has ceased all research and development projects and new patent applications. It is expected that the Company’s current position regarding use of its funds for research and development and patent matters will continue during the next 12 months, unless otherwise determined by the Board of Directors.

The Company’s business plan for the first three quarters of 2008 principally focused on the following three specific elements:

1.	Evaluation of possible acquisition candidates;

2.
Acquisition of a control or non-control position in one or more revenue generating companies or development stage companies, through investment in equity or convertible debt, or an asset acquisition or other financing; and

3.	Sale of our patents and/or licensing agreements with companies seeking opportunities related to our patents.

As of October 31, 2008, the Company had committed to loan an additional $3.0 million to Lime Energy, Inc., as reported in the Company’s Current Report on Form 8-K filed November 4, 2008. The Company has funded approximately $250,000 of such commitment. Based upon the foregoing loan and the Company’s cash position, during the remainder of the fourth quarter of 2008, the Company does not expect to pursue the acquisition of or investment in any revenue generating company.

As of the date hereof, the Company has not entered into any agreement to acquire a revenue generating company, nor has it entered into any agreement for the sale or license of its patents.

We have a history of operating losses and have not generated any revenue. At September 30, 2008, we had an accumulated deficit of $22,289,880. The amount of time required to reach sustained profitability is highly uncertain.

The Company does not expect to purchase any significant equipment.

RESULTS OF OPERATIONS

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations through private placements of equity and convertible debt securities. The Company had $4,978,391 in available cash and $1,000,000 in restricted cash at September 30, 2008 (which restricted cash has since become unrestricted), and had issued and outstanding 1,167,621,940 shares of its Common Stock.

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO 2007

For the three months ended September 30, 2008, the Company realized net income of $5,556 compared to a net loss of $40,964 for the three months ended September 30, 2007. The Company had decreases in expenses and increases in interest income over the three months ended September 30, 2007, consisting primarily of the following: decreased general and administrative expenses by $2,544, decreased shareholder and transfer agent fees of $37,849, decrease in administrative salaries of $10,979, decreased depreciation and amortization of $18,509, increased interest and dividend income of $34,738, offset by increased professional fees of $36,668.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO 2007

For the nine months ended September 30, 2008, the Company realized a net loss of $40,964 compared to a net loss of $206,578 for the nine months ended September 30, 2007. The Company had decreases in expenses and increases in interest income over the nine months ended September 30, 2007, consisting primarily of the following: decreased general and administrative expenses of $29,170, decreased shareholder relations and transfer fees of $54,555, decreased depreciation and amortization of $54,337, and increased interest and dividend income of $65,327, offset by increased administrative salaries and benefits of $55,465 and an increase in professional fees of $36,935.

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

3.1	Form of Amendment to Certificate of Incorporation. Filed as an exhibit to registrant’s Form 8-K on October 16, 2006.

3.2	Bylaws of registrant. Filed as an exhibit to registrant’s 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference.[1]

4.1	Form of registrant’s Common Stock Certificate. Filed as an exhibit to registrant’s Form 10-QSB filed on June 10, 1999, and incorporated herein by reference.

10.19	Investment Agreement. Filed as an exhibit to registrant’s Form 8-K on December 21, 2007.

10.20	OFM Secured Promissory Note. Filed as an exhibit to registrant’s Form 8-K on December 21, 2007.

10.21	OFM Convertible Note. Filed as an exhibit to registrant’s Form 8-K on December 21, 2007.

10.22	OFM General Business Security Agreement. Filed as an exhibit to registrant’s Form 8-K on December 21, 2007.

10.23	OFM Reimbursement Agreement. Filed as an exhibit to registrant’s Form 8-K on December 21, 2007.

10.24	Intercreditor Agreement. Filed as an exhibit to registrant’s Form 8-K on December 21, 2007.

10.25	The Northern Trust Company Pledge Agreement (Deposit Account). Filed as an exhibit to registrant’s Form 8-K on December 21, 2007.

10.26	Subscription Agreement. Filed as an exhibit to registrant’s Form 8-K on December 21, 2007.

10.27	Revolving Line of Credit Note. Filed as an exhibit to registrant’s Form 8-K on March 14, 2008.

10.28	Note Issuance Agreement. Filed as an exhibit to registrant’s Form 8-K on March 14, 2008.

10.29	Amended and Restated Revolving Line of Credit Note. Filed as an exhibit to registrant’s Form 8-K on June 12, 2008.[2]

10.30	AR Note Issuance Agreement. Filed as an exhibit to registrant’s Form 8-K on June 12, 2008.[3]

10.31	Third Amended and Restated Revolving Line of Credit Note - $4,500,000. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 4, 2008.)

10.32	Amended and Restated Note Issuance Agreement. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 4, 2008.)

1 Exhibit 3.2 was erroneously identified as Exhibit 2.3 in the original filing and is correctly identified herein.
2 Exhibit 10.29 was erroneously identified as Exhibit 10.30 in the original filing and is correctly identified herein.
3 Exhibit 10.30 was erroneously identified as Exhibit 10.31 in the original filing and is correctly identified herein.

10.33	Amendment No. 1 to Security Agreement and Security Agreement. (Incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K and filed on November 4, 2008.)

31.1	Rule 13a-14 Certification dated November 13, 2008 by Christopher W. Capps, President and Chief Executive Officer.*

31.2	Rule 13a-14 Certification dated November 13, 2008 by John L. Drew, Chief Financial Officer and Controller.*

32.1	Section 1350 Certification dated November 13, 2008 by Christopher W. Capps, President and Chief Executive Officer.*

32.2	Section 1350 Certification dated November 13, 2008 by John L. Drew, Chief Financial Officer and Controller.*

(b) Reports on Form 8-K

The registrant filed no reports on Form 8-K during the quarter ended September 30, 2008.

SIGNATURES
FORM 10-Q
For the Quarter Ended September 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 2008.

ADVANCED BIOTHERAPY, INC.
(registrant)

By:	/s/Christopher W. Capps	By:	/s/John L. Drew
	Christopher W. Capps		John L. Drew
	President and Chief		Chief Financial Officer and Controller
Executive Officer